Form 10KSB
period 1996-12-31
DURWOOD INC /UT
filed 1997-04-16
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996  Commission File No. 333-9809

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to           .

                             Durwood, Inc.
             (Name of small business issuer in its charter)

         Delaware                            87-0561426
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)

                   4085 West 4715 South, Kearns, Utah 84118
             (Address of principal executive offices)  (zip code)

Issuer's telephone number, including area code:  (801) 967-0777

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

The Issuer's revenues for its most recent fiscal year.  $      0.00

As of April 15, 1997, the aggregate market value of voting stock held by non-affiliates was not determinable because of the lack of published market quotations. (See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1996: 1,000,000
PART I

Item 1.  Description of Business

(a)  Business Development.

Durwood, Inc. (the "Company") was recently incorporated under the laws of the State of Delaware on July 12, 1996. In connection with the organization of the Company, the founding shareholders of the Company contributed an aggregate of $10,000 cash to capitalize the Company in exchange for 1,000,000 shares of Common Stock.

The Company then registered a public offering of its securities to raise funds with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-14477, which became effective December 12, 1996. Pursuant thereto the Company is offering to sell, on a "best efforts - minimum 100,000 shares - maximum 200,000 shares" basis, shares of its common stock to the public at $.50 per share in an attempt to raise gross proceeds of between $50,000 to $100,000. The offering has not been completed as of the date of filing this report. Proceeds are being escrowed pending receipt of the minimum offering amount within the stated offering period, which continues for up to 150 days from the effective date. Upon completion of the offering, the Company intends to use the net proceeds from this offering to provide the working capital necessary to commence business operations.

The Company has not commenced business operations and is considered a development stage company. To date, activities have been limited to organizational matters and the preparation and filing of the registration statement. The Company has no significant assets, and is totally dependent upon the successful completion of the offering and receipt of the proceeds therefrom, of which there is no assurance, for the ability to commence its proposed business operations.

(b)  Business of Company.

Proposed Business of the Company

The proposed business and purpose of the Company's formation is to engage in the business of manufacturing or otherwise acquiring and marketing custom pool cues. The Company's business plan is to take advantage of what management believes is an escalating market in the cue-as-art industry, as well as build quality custom pool cues for pool and billiards players. There is no assurance that the proposed business of the Company will be successful, and the Company presently has no plans, commitments or arrangements with respect to any other potential business venture.

The President of the Company, Darren Heiselt, who will have operational and production management of the Company, has been making custom pool cues for the past several years. Mr. Heiselt has been employed since 1991 at EO's Society Billiards and Cafe, first as Assistant Manager and currently as Manager. During and prior to that time, because of his interest in the game, he has developed as a sideline custom cuemaking and has acquired certain knowledge, skills and experience related to cuemaking, which includes having produced and sold approximately twenty handmade, custom pool cues for prices ranging from approximately $300 up to $1,100. Mr. Heiselt's cuemaking skills have developed to the point that he has an existing backlog of approximately 18 orders for handmade custom pool cues which, at current rates of production, would take him in excess of six months to fill. Mr. Heiselt believes that acquisition of the additional equipment which the Company intends to purchase using proceeds of this offering, will enable him to significantly increase the number of cues in process that he can work on at the same time, and thus substantially increase the number of cues he can produce within a given period of time, while at the same time also improving the quality of the finished product. Also, he would be able to increase both the amount and intricacy of both the woodwork and inlay work to produce custom cues in higher price ranges, where profit margins would typically (but not necessarily) be greater. (Different cues made by the same person will most likely have the same hit and quality of construction, but the difference between a $300 cue and a $3,000 cue might be rarer or more exotic woods, more inlays, more intricate inlays and more exotic materials.)

Mr. Heiselt will continue to be employed at EO's Society Billiards and Cafe, and the Company will rent space at that location where Mr. Heiselt can keep the equipment and materials to set up shop. This arrangement is intended to make it more convenient for him to be able to devote several (approximately 8-
20) hours per week of spare time to the production of cues. In addition to facilitating Mr. Heiselt's ability to devote time to the business of the Company, it is believed that this arrangement will enable his work and work product to be on display in a setting frequented by pool and billiard's players and others potentially interested in buying and collecting custom pool cues.

Historical Background of Billiards, Cuemaking and the Cue Art Industry

The various forms of the basic game of billiards are of unknown origin, but the game billiards is known to have been played as early as the 16th-century in England. The word billiards is derived from the Old French billart, meaning "curved stick." All billiards games are played on a rectangular, slate-topped table twice as long as it is wide and covered with a felt cloth. The playing area is surrounded by rubber cushions, or rails. Two basic types of billiards exist today: pocket billiards, which is also called pool, is played on a table with six pockets, and carom billiards, is usually played on a table with no pockets. The game of pocket billiards, or pool, is played with a white cue ball, and in the form played in the United States, 15 object balls numbered 1-15 (1-8, solid; 9-15, striped). Pocket billiards also requires the use of cue sticks, and as such, is the form of the game of billiards that has given rise to an industry centered around the making of finely crafted, custom cue sticks or pool cues.

The cue stick developed from the common habit of using the thin shaft of the Mace (a curved mallet evidently borrowed from the lawn games from which billiards developed) to strike the balls lying near the cushion. It evolved as a separate instrument during the period from 1680 to 1780. Today, the cue stick is a straight, tapered instrument used for striking the cue ball, which is usually made principally of wood and is approximately 57 inches long. Cue sticks have been made of a wide variety of woods including Ash, Maple, Cocobolo, and other materials such as aluminum and graphite. The principal parts of a modern day cuestick consist of the tip, the ferrule, the shaft, the joint and the butt or handle.

The tip was unknown in the eighteenth century and, for this reason, only good players were allowed to use the cue out of fear that lesser players would tear the cloth. The first tip was cut out of a leather harness, and is said to have been invented sometime between 1807 and 1823. The tip is a rounded patch of material, usually leather, affixed to the narrow end of a cue stick. The tip is needed to prevent the cue from slopping off the ball as it is being struck. It increases the friction between the two surfaces and, because it is compressible, increases the amount of time the stick and the ball are in contact, which permits more English, or spin, to be applied to the ball. Application of chalk further increases the friction.

The ferrule is the segment of a cue stick below the tip, fastened to the shaft on a projection known as the tennon. The ferrule forms a flat base for attaching the tip and prevents the shaft from splintering. The shaft is the thinner section of a cue stick extending from the joint to the tip, away from the butt end. The shaft is generally made from Maple.

The joint is the fitting at which a two piece cue or jointed cue can be broken down. (The piece that joins the butt and the shaft.) The jointed cue or two piece cue appeared in 1829 and became popular in the late nineteenth century for convenience in carrying and storage. Joints may be "piloted" or "flat faced," referring to the manner in which the butt and the shaft are placed in contact. A flat joint is formed by mounting a screw in the butt end, leaving exposed wood surrounding the screw so that wood meets wood when the cue is screwed together. A piloted joint is one in which a metal fitting is inserted into the shaft and a screw protrudes from the butt and in which metal meets metal when the cue is assembled for play.

In addition to the woods previously mentioned, butts are often made using Walnut, Ebony or Rosewood. The butt of a cue is often spliced because it is not desireable to make a cue out of a single type of wood. A cue made entirely of Maple (a good shaft material) would be too light, one made entirely of Rosewood or Ebony would be too heavy. The splice is made by fitting together two positions composed of long, thin triangles known as points or prongs. A wrap is sometimes placed on a cue, it is a covering for that portion of the butt of a cue stick that is grasped by the player. The function of the wrap is to improve the players hold on the cue and, in the case of cloth and cork wraps, to absorb perspiration.

The question whether metal-to-metal or wood-to-wood joint is superior is not yet settled. Debate also rages over such things as whether or not the prongs at the butt play a role in shock absorption, whether a cue with a flexible shaft or a stiff shaft is preferable, and so forth.

The popularity and longevity of the game has resulted in an interest among aficionados of the game in buying, selling, and collecting custom pool cues that are finely crafted, not only in the sense of their playability, or suitability for playing the game, but also in the sense of being intricately and ornately handcrafted, highly decorative art objects that collectors are holding for investment. An immense amount of creativity goes into decorating cues with complex inlays of wood, Ivory, or mother-of-pearl. Inlays are a method of decorating the butt of a cue stick by setting material into a groove cut in the wood.

According to an article in the Wall Street Journal dated January 3, 1996, for about a decade now, the cue-as-art market for custom pool cues has been escalating. According to the article, ornately crafted pool cues painstakingly turned out by a small clique of American artisans are taking the symbol of the billiard hustler to new levels. Indeed, the article itself was occasioned by, and highlighted a convention or gathering held the preceding month at the Biltmore Hotel in Los Angeles, which was billed as the Showcase of American Cue Art, and reportedly had the largest group of collectible art cues ever assembled and presented to the public in one place at one time.

In addition to the traditional interest of pool and billiards players, collectors whose primary interest is investment are now taking an interest in high quality, custom pool cues, according to the article. It is not unusual to find a cue that is more expensive than the table on which it is being used. Custom cues now begin at prices ranging from around $300 to $500; collectors have forced the price of cues made by the finest cue-makers to over $3000. A surprising number of cues have sold for just under $10,000 in the United States, and there are stories of cues with inlaid jewels and precious metals that have sold in the Orient for five times that amount. Yet it is precisely because custom pool cues - some intricately adorned with inlays of ivory, gold, and even gemstones - have become so artistic and such hot investments that customers are reluctant to bang up their sticks by actually playing with them.

There is also much lore associated with cue manufacture; sticks from certain makers such as Herman Rambow and George Balabushka are of legendary quality and price. Cuemakers can spend hours, days, or weeks producing a single cue as they combine handicraft with high tech. A cue maker carefully chooses and seasons different types of exotic woods, before tapering and sanding down on a lathe. Industrial sized jigsaws are used to carve out inlay pieces from dyed wood, ivory and shell. The pieces are, in turn, inlaid by hand and then buffed and varnished. There is always interest in cues made by such famed craftsmen as Rambow, Balabushka, Martin, Bill Stroud, and Szamboti. These instruments are felt to have properties such as the hit or feel of the stick as it strokes the ball, and quality of construction, that are not readily duplicated.

The President of the Company, Mr. Heiselt, is not well known as a cuemaker outside the patrons of the billiards establishment where he works, and his reputation is not well established; therefore, it is not anticipated that the custom pool cues to be sold by the Company will have any intrinsic value or worth from the fact that they will be made by Mr. Heiselt. Rather, it is anticipated that the value of the pool cues will depend on the perceived quality of construction and playability, as well as the types of woods and other materials used and the amount and intricacy of the inlay work and woodwork done. Using the knowledge, skills and experience of its President, the Company will attempt to produce and sell handmade, custom cuesticks or pool cues that will be in demand for playing because of their quality, and also for their artistic value because of the amount and intricacy of the inlay work and woodwork. The President believes that with the funding provided by this offering, the Company will be able to acquire additional equipment and tools that will enable him to produce more cues of higher quality and value, to take advantage of what is believed to be a developing market for such cuesticks. However, there is absolutely no assurance that the Company will be successful in this effort and will be able to compete with other, more well known cuemakers.

Competition

The Company will operate in a highly competitive environment. Many, if not most competitors have substantially greater financial resources, technical expertise, management resources and capabilities than the Company. Major competitors known to management of the Company include Joss Cues, Ltd., McDermott Cue Manufacturing, Inc., Viking Cue Manufacturing, Inc., Heubler Industries, Inc., Karella Corp., Dufferin, Inc., Mali & Co., Inc., Meucci Originals and Cuetec. The market for custom pool cues of collectible quality is very specialized and limited and is composed of a relatively small number of cuemakers, private collectors, pool players, and other buyers. There is no assurance the Company will be able to produce custom pool cues of sufficient quality to be of interest to private collectors, pool and billiards players or the general public.

Advertising and Marketing Strategy

The Company will attempt to create a high end line of cues that will be advertised in selected billiards publications (Billiards Digest, Billiard Exchange, Breaking News). The Company will also mail flyers to numerous billiard rooms and billiard accessory retailers in an attempt to market its products. Also, the Company's workshop and production facilities will be located in a pool and billiards establishment where the finished pool cues and also the work in process will be on display among the patrons of such establishment, which averages in excess of a hundred customers per day. Management believes this ongoing exposure to pool and billiards players will generate interest among the patrons of this establishment in the Company's products and business, and that they will become potential customers.

Employees

The Company presently has no employees, and does not presently anticipate the need to hire employees (other than Mr. Heiselt) upon completion of the offering. It is presently anticipated that Mr. Heiselt will initially work for the Company on a commission or piecework basis, under which he will receive a set amount or percentage of the sales price of each custom pool cue produced and sold, but will not receive a regular salary or wage. The exact amount or percentage will depend on the amount of work and time spent on each stick, the cost of materials and whether sale is made on a retail or wholesale basis, but will generally range from 15-25% of the sales price.

Item 2.  Properties

General.

The Company presently has no office facilities but upon completion of the offering will rent space on a month to month basis for $500 per month at EO's Society Billiards and Cafe in Kearns, Utah, where Mr. Darren Heiselt, the Company's President, is presently employed. The Company will use these facilities as its principal place of business for the time being, and does not intend to seek other office arrangements unless and until the Company's business requires more extensive facilities, which is not anticipated in the foreseeable future.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Market information.

The Company's public offering was not closed as of the date hereof and there is no assurance that upon completion of the offering the Common Stock of the Company will not be eligible for trading in the over-the-counter market.

(b)  Holders.

As of March 31, 1997, (prior to close of the public offering) there were only 3 record holders of the Company's Common Stock.

(c)  Dividends.

The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The Company was incorporated on July 12, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities. The Company has no significant assets.

Management's plan of operation for the next twelve months is first to raise funds from this offering, and if the offering is successful, to commence operations. The Company will use the net proceeds to purchase various items of equipment needed to turn out and finish the custom pool cues, as well as initial supplies of wood and other raw materials from which to make the cues. The remaining portion of the proceeds will be used to pay rent and other operating expenses of the Company and otherwise provide initial working capital for the operation of the Company's proposed business. The net proceeds from this offering are the sole anticipated source of funds other than any revenues generated from operations, of which there is no assurance, and the Company is totally dependent upon the successful completion of this offering and receipt of the proceeds therefrom, of which there is also no assurance, for the ability to commence its intended business operations. The Company was formed to engage in the business of manufacturing or otherwise acquiring custom pool cues of collectible quality, as well as quality custom pool cues for pool and billiards players. The Company intends to market such pool cues to private collectors and the general public. The Company has not engaged in any operations nor conducted any research and development activities to date, but will use the knowledge, skills and experience of its President, who has been making custom pool cues for the past several years, to attempt to produce high quality custom pool cues and market them to pool and billiards players, collectors and investors. Although the President has produced and sold approximately twenty handmade, custom pool cues in the past, the Company has not produced or sold any products yet, and there is absolutely no assurance that the proposed business will succeed and that the Company will be able, with the proceeds of this offering, to make and acquire custom pool cues of the type that will be considered collectible or that pool and billiards players desire to acquire. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

However, upon completion of this offering, if successful, the Company's plan of operation for the next 12 months is to use approximately $5,000 of the net proceeds from the offering to acquire various items of equipment necessary to manufacture the pool cues, including inlay machines, cue smiths, cutting bits, spindle bores and chucks, drill presses, belt sander, scroll saw, work benches, etc. This is in addition to the tools, supplies and machine equipment already owned by the President, which will be made available to the Company. The President believes, but there is no assurance, that acquisition of the additional equipment which the Company intends to purchase using proceeds of this offering, will enable him to significantly increase the number of cues in process that he can work on at the same time, and thus substantially increase the number of cues he can produce within a given period of time, while at the same time also improving the quality of the finished product. Also, the President believes, but there is no assurance, that he would be able to increase both the amount and intricacy of both the woodwork and inlay work to produce custom cues in higher price ranges, where profit margins would typically (but not necessarily) be greater. It is presently anticipated that the Company will begin producing custom cues that will sell for a few hundred dollars, but as the knowledge, skills and experience of the President increases over time, it is hoped that the Company will be able to attract as buyers of its products persons interested in spending several hundred or even more than a thousand dollars for a high quality, custom cuestick. The difference in price of cuesticks relates primarily to the amount and intricacy of the inlay work and woodwork, as well as the materials used and the quality of construction. The Company also intends to use at least approximately $4,000 of net proceeds from the offering, and more if more than the minimum offering amount is raised, to purchase supplies of wood and other raw materials inventory to use in the production of finished cues. In addition, the Company has allocated between $10-15,000 of the proceeds of the offering for marketing costs. It is presently anticipated that this money will be expended for advertising in such magazines as Billard News and Billiard Digest and for traveling to shows, conventions and other gatherings of pool players and pool cue makers and collectors where the Company's cues can be displayed or advertised to become more well known. The President's reputation as a cuemaker is not well known outsided the patrons of the billiards establishment where he works and the Company will be operating in a highly competitive industry that is very specialized and limited. Many, if not most of the Company's competitors have substantially greater financial resources, technical expertise, management resources and capabilities than the Company.

Management intends to commence operations as soon as possible after the offering is completed and the proceeds therefrom received by the Company. At this time, no assurances can be given with respect to the exact timing of commencement of operations or the length of time after commencement that it will be necessary to fund operations from proceeds of this offering. Management believes that the proceeds of this offering will be sufficient to cover the operating expenses of the Company for six months to a year after commencement of operations, during which time managment is hopeful that the company will begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, especially if only the minimum amount of the offering is raised, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it may have to seek additional debt or equity financing for which it has no commitments. In the event such funding is not available on acceptable terms, the Company may have to reduce operations.

Item 7.  Financial Statements.

See attached Financial Statements and Schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

(a)  Identify Directors and Executive Officers.

The following table sets forth the sole director and executive officer of the Company, his age, and all offices and positions with the Company. A director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.

                           Term Served As     Positions
Name of Director     Age   Director/Officer  With Company

Darren Heiselt        30   Since inception   President & Secretary/Treasurer

This individual will serve as management of the Company. A brief description of his background and business experience is as follows:

Darren Heiselt will serve as President, Secretary/Treasurer and Director of the Company. Mr. Heiselt attended Kearns High School from which he graduated in 1983. Following graduation, he worked for various contractors in the construction industry becoming a supervising Foreman for Jacobsen Construction Company, (a Salt Lake City based contractor), from 1985 to 1987. From 1988 to 1991 Mr. Heiselt worked for Gregory & Cook as a supervisory Foreman.
Beginning in 1991 to the present Mr. Heiselt has worked for Maxim Management Corp. as Assistant Manager and now Manager for EO's Society Billiards and Cafe, where he has assisted in putting on clinics and tournaments, and arranging special events for the company, including booking top name players to appear at EO's (former world champions Buddy Hall and Grady Mathews). In 1992 Mr. Heiselt created his own pro shop where he did cue repair and manufacture of custom cues. Due to his involvement in the billiard industry, Mr. Heiselt was exposed to numerous cuemakers where he learned the art of the trade, and began to develop his own designs. Mr. Heiselt was one of the first to offer these services in Salt Lake City. He has been invited to set up on a temporary basis to do cue repair at regional tournaments, which has helped establish his name and reputation in the intermountain area.

The director holds no directorships in any other company subject to the reporting requirements of the Securities Exchange Act of 1934.

(b)  Identify Significant Employees.

None other than the person previously identified.

(c)  Family Relationships.

None

(d)  Involvement in Certain Legal Proceedings.

Except as described hereinabove, no present officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

The Issuer is not subject to the provisions of Section 16(a).

Item 10.  Executive Compensation.

The Company was only recently incorporated, has not yet commenced planned operations and has not paid any compensation to its executive officers or director to date.

Proposed Compensation. Upon the completion of the offering, the sole officer/director will be entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company.
Initially, it is anticipated that the officer will only devote a portion of his time to the affairs of the Company. He will not be employed full time and will not receive a regular salary or wage for his time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. In lieu thereof, Mr. Heiselt will initially work for the Company on a commission or piecework basis, under which he will receive a set amount or percentage of the sales price of each custom pool cue produced and sold. The exact amount or percentage will depend on the amount of work and time spent on each stick, the cost of materials and whether sale is made on a retail or wholesale basis, but will generally range from 15-25% of the sales price. The Company presently has no formal written employment agreements or other arrangements or understandings with the officer regarding the commitment of time or the payment of salaries or other compensation, and there is no assurance that the presently contemplated arrangements will continue for any specified length of time in the future, nor any assurance with respect to the continued availability to the Company of Mr. Heiselt's services. However, Mr. Heiselt presently is prepared to devote such time as may be necessary to the development of the Company's business, including full time, if that becomes necessary.

Compensation of Directors

None

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock with respect to each director of the Company, each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:

                   Title of   Amount and Nature of   Percent   % After
Name and Address    Class     Beneficial Ownership   of Class  Offering

Darren Heiselt      Common       200,000 shares        20%      16.7%
4871 S. 4055 W.
Kearns, UT 84118

Cowbell, Inc.       Common       400,000 shares        40%      33.3%
1173 A 2nd Ave.
N.Y., N.Y. 10021

Elvena, Inc.        Common       400,000 shares        40%      33.3%
666 Fifth Ave #159
N.Y., N.Y. 10103

All officers and    Common       200,000 shares        20%      16.7%
directors as a
group (1 person)

After offering percentages are calculated assuming sale of the maximum offering amount. Prior to the sale of any Shares in the offering, these are the only shareholders of the Company. Cowbell, Inc. and Elvena, Inc. are private investment corporations solely owned by Eslie Barlow and Lynn Dixon, respectively, who may be deemed to be promoters with respect to the Company. See "Certain Transactions."

Item 12.  Certain Relationships and Related Transactions.

The Company has entered into certain transactions with officers, directors or affiliates of the Company which include the following:

In connection with the organization of the Company, its founding shareholders paid an aggregate of $10,000 cash to purchase 1,000,000 shares of Common Stock of the Company at a price of $.01 per share. See "Principal Shareholders."

It is contemplated that the Company may enter into certain transactions with officers, directors or affiliates of the Company which, even though they may involve conflicts of interest in that they are not arms' length transactions, are believed to be fair and equitable transactions in the best interest of the Company. The Company's policy is that all transactions between the Company and any affiliates be on terms no less favorable to the Company than could be obtained from unaffiliated parties. These transactions include the following:

The Company presently has no office facilities but upon completion of the offering the Company will use as its principal place of business certain facilities located at the address of the Company as set forth herein. This is also the business address of EO's Society Billiards and Cafe, a pool and billiards establishment owned and operated by Maxim Management Corp., an entity with which Mr. Eslie Barlow, a principal shareholder of the Company, is affiliated as President. Darren Heiselt, the President of the Company, is presently employed there and will also provide certain equipment used in the making of pool cues. These facilities will be available to the Company for the time being, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to pay for more extensive facilities. It is presently contemplated that the Company will be charged $500 per month for the use of such facilities, including phone and other utilities, on a month to month basis. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time. Mr. Heiselt anticipates initially devoting up to approximately 20% of his time to the affairs of the Company.
If and when the business operations of the Company increase and a more extensive time commitment is needed, Mr. Heiselt is prepared to devote more time to the Company, in the event that becomes necessary.

The Company has no formal written employment agreement or other contracts with its President, and there is no assurance that the services and facilities to be provided by Mr. Heiselt will be available for any specific length of time in the future. The amounts of compensation and other terms of any full time employment arrangements with Mr. Heiselt would be determined if and when such arrangements become necessary.

Conflicts of Interest

Other than as described herein the Company is not expected to have significant further dealings with affiliates. However, if there are such dealings the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with an unrelated third person. Presently no officer or director of the Company has any transactions which they contemplate entering into with the Company, aside from the matters described herein.

Management will attempt to resolve any conflicts of interest that may arise in favor of the Company. Failure to do so could result in fiduciary liability to management.

Indemnification and Limitation of Liability

The general corporation law of Delaware permits provisions in the articles, by-laws or resolutions approved by shareholders which limit liability of directors and officers for breach of fiduciary duty to certain specified circumstances, namely, breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director or officer derives an improper personal benefit. The Company's by-laws indemnify its officers and directors to the full extent permitted by Delaware law. The by-laws with these exceptions eliminate any personal liability of an officer or director to the Company or its shareholders for monetary damages for the breach of fiduciary duty and therefore an officer or director cannot be held liable for damages to the Company or its shareholders for gross negligence or lack of due care in carrying out his or her fiduciary duties. The Company's Articles provide for indemnification to the full extent permitted under law which includes all liability, damages and costs or expenses arising from or in connection with service for, employment by, or other affiliation with the Company to the maximum extent and under all circumstances permitted by law. Delaware law permits indemnification if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the corporation. A director or officer must be indemnified as to any matter in which he or she successfully defends himself or herself. Indemnification is prohibited as to any matter in which the director or officer is adjudged liable to the corporation. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, and controlling persons of the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.


PART IV

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

(b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1996.
SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DURWOOD, INC.



By:     /s/ Darren Heiselt                   Date:  April 15, 1997
           Darren Heiselt, President, Treasurer and sole Director
           Chief Executive Officer and
           Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Darren Heiselt                  Date:  April 15, 1997
           Darren Heiselt, President, Treasurer and sole Director
           Chief Executive Officer and
           Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                          DURWOOD, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

                        December 31, 1996

                         C O N T E N T S


Independent Auditors' Report  . . . . . . . . . . . . . . .  3

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . .  4

Statement of Operations . . . . . . . . . . . . . . . . . .  5

Statement of Stockholders' Equity . . . . . . . . . . . . .  6

Statement of Cash Flows . . . . . . . . . . . . . . . . . .  7

Notes to the Financial Statements . . . . . . . . . . . . .  8

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors
Durwood, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Durwood, Inc. (a development stage company) as of December 31, 1996 and the related statements of operations, stockholders' equity, and cash flows from inception on July 12, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Durwood, Inc. (a development stage company) as of December 31, 1996 and the results of its operations and its cash flows from inception on July 12, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jones, Jensen & Company
Jones, Jensen & Company
April 8, 1997

                            DURWOOD, INC.
                    (A Development Stage Company)
                            Balance Sheet


                               ASSETS

                                                              December 31,
                                                               1996
CURRENT ASSETS

  Cash                                               $               3,250

     Total Current Assets                                            3,250

     TOTAL ASSETS                                    $               3,250


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $                 131
  Tax payable                                                          120

     Total Current Liabilities                                         251

     TOTAL LIABILITIES                                                 251


STOCKHOLDERS' EQUITY

  Preferred stock: 500,000 shares authorized of $0.001
   par value  but unissued                                              -
  Common stock: 50,000,000 shares authorized of $0.001
   par value, 1,000,000 shares issued and outstanding                1,000
  Additional paid-in capital                                         9,000
  Deficit accumulated during the development stage                  (7,001)

     Total Stockholders' Equity                                      2,999

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $               3,250




The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                       Statement of Operations


                                                                From
                                                            Inception on
                                                              July 12,
                                                            1996 Through
                                                             December 31,
                                                              1996


REVENUES                                            $               -

EXPENSES                                                             7,001

NET INCOME (LOSS)                                   $               (7,001)

NET EARNINGS (LOSS) PER SHARE OF COMMON  STOCK      $                (0.00)





The accompanying notes are an integral part of these financial statements

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Statement of Stockholders' Equity


                                                            Additional
                                          Common Stock       Paid-in
                                     Shares        Amount    Capital    Total


Balance, July 12, 1996                  -         $   -     $   -     $   -

Common stock issued for cash at
  $0.01 per share on July 15, 1996  1,000,000      1,000     9,000     10,000

Net loss for the five months
 ended December 31, 1996                -             -         -      (7,001)

Balance, December 31, 1996          1,000,000     $1,000    $9,000    $ 2,999






The accompanying notes are an integral part of these financial statements

                              DURWOOD, INC.
                      (A Development Stage Company)
                         Statement of Cash Flows


                                                                 From
                                                             Inception on
                                                              July 12,
                                                             1996 Through
                                                              December 31,
                                                                1996
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations                            $     (7,001)
  Adjustments to reconcile
  Net income to net cash provided by operating activities:
   Increase in accounts payable                                     120
   Increase in tax payable                                          131

     Net Cash Provided (Used) by Operating Activities            (6,750)

CASH FLOWS FROM FINANCING ACTIVITIES

  Common stock issued for cash                                   10,000

Net Cash Provided By Financing Activities                        10,000

NET INCREASE IN CASH AND CASH EQUIVALENTS                         3,250

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     -

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $        3,250

Cash Paid For:

  Interest                                               $           -
  Income taxes                                           $           -





The accompanying notes are an integral part of these financial statements

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                          December 31, 1996


NOTE 1 - ORGANIZATION AND HISTORY

       a. Organization

       Durwood, Inc. (the "Company") was recently incorporated under the laws of the State of Delaware on July 12, 1996. The Company has not commenced active business operations and is considered a development stage company. The proposed business and purpose of the Company's formation is to engage in the business of making and selling custom pool cues as collectors items as well as for playing pool and billiards; and to engage in and perform any and all acts and activities customary in connection therewith, or incident thereto. The Company intends to use the proceeds of its proposed public offering, if successful, to purchase equipment for manufacturing custom pool cues and also wood and other raw materials for manufacture into finished goods inventory, and for initial working capital to begin active business operations upon completion of this offering.

       b. Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

       c. Cash and Cash Equivalents

       Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

       d. Earnings (Loss) Per Share

       The computations of earnings per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

       e. Income Taxes

       The Company provides for income taxes based on income reported for financial reporting purposes. At December 31, 1996, the Company has a loss carryover of $7,001 which expires in 2011. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

       f. Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                          December 31, 1996


NOTE 2 - PROPOSED PUBLIC OFFERING

    The Company is offering, on a "best efforts, minimum - maximum" basis up to 200,000 shares of its common stock to the public at $0.50 per share. The offering will terminate 120 days from the effective date thereof (or 150 days if extended by the Company) unless a minimum of $50,000 of subscriptions have been received.

NOTE 3 - GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking additional capital through its proposed public offering (see Note 2). In the interim, management is committed to covering all operating and other costs.