Form 10QSB
period 1997-03-31
DURWOOD INC /UT
filed 1997-05-21
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  March 31, 1997

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER:  333-9809


                                DURWOOD, INC.
           (Exact name of registrant as specified in its charter)


     Delaware                                              87-0561426
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


                   4085 West 4715 South, Kearns, Utah 84118
                  (Address of principal executive offices)

                                (801) 967-0777
            (Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1997:  1,000,000

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


















                          DURWOOD, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

              March 31, 1997 and December 31, 1996

                         C O N T E N T S


Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . .  3

Statement of Operations  . . . . . . . . . . . . . . . . . .  4

Statement of Stockholders' Equity  . . . . . . . . . . . . .  5

Statement of Cash Flows  . . . . . . . . . . . . . . . . . .  6

Notes to the Financial Statements  . . . . . . . . . . . . .  7

                           DURWOOD, INC.
                   (A Development Stage Company)
                          Balance Sheets


                              ASSETS

                                                    March 31,   December 31,
                                                      1997          1996
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                               $  1,635   $   3,250

     Total Current Assets                               1,635       3,250

OTHER ASSETS

  Deferred stock offering costs                           750         -

     Total Other Assets                                   750         -

     TOTAL ASSETS                                    $  2,385   $   3,250


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                   $    750   $     131
  Tax payable                                              -          120

     Total Current Liabilities                            750         251

     TOTAL LIABILITIES                                    750         251

STOCKHOLDERS' EQUITY

  Preferred stock: 500,000 shares authorized of $0.001
   par value but unissued                                  -           -
  Common stock: 50,000,000 shares authorized of $0.001
   par value, 1,000,000 shares issued and outstanding   1,000       1,000
  Additional paid-in capital                            9,000       9,000
  Deficit accumulated during the development stage     (8,365)     (7,001)

     Total Stockholders' Equity                         1,635       2,999

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $2,385   $   3,250



The accompanying notes are an integral part of these financial statements

                           DURWOOD, INC.
                   (A Development Stage Company)
                     Statements of Operations
                            (Unaudited)


                                                              From
                                                          Inception on
                                        For the              July 12,
                                   Three Months Ended     1996 Through
                                        March 31,           March 31,
                                    1997         1996         1997

REVENUES                         $      -    $     -    $      -

EXPENSES                             1,364         -        8,365

NET INCOME (LOSS)                $  (1,364)  $     -    $  (8,365)

NET EARNINGS (LOSS) PER SHARE
 OF COMMON  STOCK                $   (0.00)  $   0.00




The accompanying notes are an integral part of these financial statements

                             DURWOOD, INC.
                     (A Development Stage Company)
                  Statements of Stockholders' Equity
                              (Unaudited)


                                                                     Deficit
                                                                   Accumulated
                                                       Additional  During the
                                        Common Stock     Paid-in   Development
                                     Shares     Amount   Capital     Stage


Balance, July 12, 1996                     -   $    -   $     -   $      -

Common stock issued for cash at
  $0.01 per share on July 15, 1996  1,000,000    1,000     9,000         -

Net loss for the five months
 ended December 31, 1996                   -        -         -      (7,001)

Balance, December 31, 1996          1,000,000    1,000     9,000     (7,001)

Net loss for the three months
 ended March 31, 1997                      -        -         -      (1,364)

Balance, March 31, 1997             1,000,000  $ 1,000  $  9,000  $  (8,365)




The accompanying notes are an integral part of these financial statements

                             DURWOOD, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                              (Unaudited)


                                                                        From
                                                                  Inception on
                                                   For the            July 12,
                                             Three Months Ended   1996 Through
                                                   March 31,         March 31,
                                               1997        1996        1997
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations             $  (1,364)  $    -     $  (8,365)
  Adjustments to reconcile
  Net income to net cash provided by
    operating activities:
   Increase in accounts payable                  (120)       -           750
   Increase in tax payable                        619        -            -

     Net Cash Used by Operating Activities       (865)       -        (7,615)

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment of deferred stock offering costs       (750)       -          (750)
  Common stock issued for cash                     -         -        10,000

Net Cash Provided by Financing Activities        (750)       -         9,250

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                   (1,615)       -         1,635

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                            3,250        -            -


CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                              $   1,635   $    -     $   1,635

Cash Paid For:

  Interest                                  $      -    $    -     $      -
  Income taxes                              $      -    $    -     $      -



The accompanying notes are an integral part of these financial statements

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                            March 31, 1997


NOTE 1 -ORGANIZATION AND HISTORY

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

        e. Income Taxes

        The Company provides for income taxes based on income reported for financial reporting purposes. At March 31, 1997, the Company has a loss carryover of $8,365 which expires in 2012. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

        g. Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                            March 31, 1997


NOTE 2 - PUBLIC OFFERING

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

NOTE 4 - SUBSEQUENT EVENT

         On April 21, 1997, the Company received $51,750 from the proceeds of the public offering.

Item 2:  Management's Discussion & Analysis or Plan of Operations

      The Company was incorporated on July 12, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, pursuant to which it sold 103,500 shares of common stock and raised gross proceeds of $51,750. The offering was not completed until after the end of the quarter for which this report is filed, in April, 1997. The Company has no significant assets other than the net proceeds from the offering.

      Management's plan of operation for the next twelve months is first to raise funds from this offering and then commence operations. The Company intends to use the net proceeds to purchase various items of equipment needed to turn out and finish the custom pool cues, as well as initial supplies of wood and other raw materials from which to make the cues. The remaining portion of the proceeds will be used to pay rent and other operating expenses of the Company and otherwise provide initial working capital for the operation of the Company's proposed business. The net proceeds from this offering are the sole anticipated source of funds other than any revenues generated from operations, of which there is no assurance, and the Company is totally dependent upon the offering proceeds for the ability to commence its intended business operations. The Company was formed to engage in the business of manufacturing or otherwise acquiring custom pool cues of collectible quality, as well as quality custom pool cues for pool and billiards players. The Company intends to market such pool cues to private collectors and the general public. The Company has not engaged in any operations nor conducted any research and development activities to date, but will use the knowledge, skills and experience of its President, who has been making custom pool cues for the past several years, to attempt to produce high quality custom pool cues and market them to pool and billiards players, collectors and investors. Although the President has produced and sold approximately twenty handmade, custom pool cues in the past, the Company has not produced or sold any products yet, and there is absolutely no assurance that the proposed business will succeed and that the Company will be able, with the proceeds of this offering, to make and acquire custom pool cues of the type that will be considered collectible or that pool and billiards players desire to acquire. In the event the proposed business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

      However, the Company's plan of operation for the next 12 months is to use approximately $5,000 of the net proceeds from the offering to acquire various items of equipment necessary to manufacture the pool cues, including inlay machines, cue smiths, cutting bits, spindle bores and chucks, drill presses, belt sander, scroll saw, work benches, etc. This is in addition to the tools, supplies and machine equipment already owned by the President, which will be made available to the Company. The President believes, but there is no assurance, that acquisition of the additional equipment which the Company intends to purchase using proceeds of this offering, will enable him to significantly increase the number of cues in process that he can work on at the same time, and thus substantially increase the number of cues he can produce within a given period of time, while at the same time also improving the quality of the finished product. Also, the President believes, but there is no assurance, that he would be able to increase both the amount and intricacy of both the woodwork and inlay work to produce custom cues in higher price ranges, where profit margins would typically (but not necessarily) be greater. It is presently anticipated that the Company will begin producing custom cues that will sell for a few hundred dollars, but as the knowledge, skills and experience of the President increases over time, it is hoped that the Company will be able to attract as buyers of its products persons interested in spending several hundred or even more than a thousand dollars for a high quality, custom cuestick. The difference in price of cuesticks relates primarily to the amount and intricacy of the inlay work and woodwork, as well as the materials used and the quality of construction. The Company also intends to use at least approximately $4,000 of net proceeds from the offering, and more if more than the minimum offering amount is raised, to purchase supplies of wood and other raw materials inventory to use in the production of finished cues. In addition, the Company has allocated between $10-15,000 of the proceeds of the offering for marketing costs. It is presently anticipated that this money will be expended for advertising in such magazines as Billard News and Billiard Digest and for traveling to shows, conventions and other gatherings of pool players and pool cue makers and collectors where the Company's cues can be displayed or advertised to become more well known. The President's reputation as a cuemaker is not well known outsided the patrons of the billiards establishment where he works and the Company will be operating in a highly competitive industry that is very specialized and limited. Many, if not most of the Company's competitors have substantially greater financial resources, technical expertise, management resources and capabilities than the Company.

      Management intends to commence operations as soon as possible after the offering is completed and the proceeds therefrom received by the Company. At this time, no assurances can be given with respect to the exact timing of commencement of operations or the length of time after commencement that it will be necessary to fund operations from proceeds of this offering. Management believes that the proceeds of this offering will be sufficient to cover the operating expenses of the Company for six months to a year after commencement of operations, during which time managment is hopeful that the company will begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it may have to seek additional debt or equity financing for which it has no commitments. In the event such funding is not available on acceptable terms, the Company may have to reduce operations.


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Change in Securities

      None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      None

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Durwood, Inc.



Date:  May 19, 1997                by: /s/ Darren Heiselt
                                         Darren Heiselt, President