Form 10QSB
period 1997-06-30
DURWOOD INC /UT
filed 1997-09-12
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  June 30, 1997

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1997:  1,103,500

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      See attached.

                          DURWOOD, INC.
                  (A Development Stage Company)

                       FINANCIAL STATEMENTS

               June 30, 1997 and December 31, 1996

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
                           Balance Sheets


                               ASSETS

                                               June 30,        December 31,
                                                1997               1996
                                             -----------        ----------
                                             (Unaudited)
CURRENT ASSETS

 Cash                                       $     39,744       $     3,250

   Total Current Assets                           39,744             3,250
                                             -----------        ----------

   TOTAL ASSETS                             $     39,774       $     3,250
                                             -----------        ----------


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                           $      5,611       $       131
 Tax payable                                          -                120
                                             -----------        ----------
   Total Current Liabilities                       5,611               251
                                             -----------        ----------
   TOTAL LIABILITIES                               5,611               251
                                             -----------        ----------
STOCKHOLDERS' EQUITY

 Preferred stock: 500,000 shares authorized
  of $0.001 par value but unissued                    -                 -
 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 1,103,500 and
  1,000,000 shares issued and outstanding          1,104             1,000
 Additional paid-in capital                       48,534             9,000
 Deficit accumulated during the development
 stage                                           (15,505)           (7,001)
                                             -----------        ----------
   Total Stockholders' Equity                     34,133             2,999
                                             -----------        ----------
   TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                   $     39,744       $     3,250
                                             -----------        ----------


The accompanying notes are an integral part of these financial statements.

                            DURWOOD, INC.
                    (A Development Stage Company)
                      Statements of Operations
                            (Unaudited)



                                                                  From
                                                              Inception on
                         For the             For the            July 12,
                     Six Months Ended   Three Months Ended    1996 Through
                         June 30,            June 30,           June 30,
                     1997        1996     1997       1996         1997
                    ------      -----    ------     -----       -------
REVENUES           $    -      $    -   $    -     $    -      $     -

EXPENSES             8,504          -     7,140         -        15,505
                    ------      -----    ------     -----       -------
NET INCOME (LOSS)  $(8,504)    $    -   $(7,140)   $    -      $(15,505)
                    ------      -----    ------     -----       -------
NET EARNINGS
 (LOSS) PER SHARE
 OF COMMON
 STOCK             $ (0.00)    $ 0.00   $ (0.00)   $ 0.00
                    ------      -----    ------     -----





The accompanying notes are an integral part of these financial statements.

                             DURWOOD, INC.
                     (A Development Stage Company)
                  Statements of Stockholders' Equity
                             (Unaudited)


                                                                    Deficit
                                                                   Accumulated
                                                       Additional  During the
                                      Common Stock      Paid-in    Development
                                    Shares     Amount   Capital        Stage
                                   ---------   ------   -------     --------
Balance, July 12, 1996                  -     $    -   $     -     $      -

Common stock issued for cash at
 $0.01 per share on July 15, 1996  1,000,000    1,000     9,000           -

Net loss for the five months
 ended December 31, 1996                  -        -         -        (7,001)
                                   ---------   ------   -------     --------
Balance, December 31, 1996         1,000,000    1,000     9,000       (7,001)

Common stock issued for cash at
 $0.50 per share on April 21, 1997   103,500      104    51,646           -

Stock issuance costs                      -        -    (12,112)          -

Net loss for the six months
 ended June 30, 1997                      -        -         -        (8,504)
                                   ---------   ------   -------     --------
Balance, June 30, 1997             1,103,500  $ 1,104  $ 48,534    $ (15,505)
                                   ---------   ------   -------     --------




The accompanying notes are an integral part of these financial statements.

                             DURWOOD, INC.
                     (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                                     From
                                                                  Inception on
                               For the              For the         July 12,
                            Six Months Ended  Three Months Ended  1996 Through
                                June 30,            June 30,        June 30,
                             1997      1996      1997      1996      1997
                            -------    -----    -------   -----    -------
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Income (loss) from
  operations               $ (8,504)  $   -    $ (7,140) $   -    $(15,505)
 Adjustments to reconcile
  Net income to net cash
  provided by operating
  activities:
  Increase in accounts
   payable                    4,741       -       4,861      -       5,611
  Increase in tax payable       619       -          -       -          -
                            -------    -----    -------   -----    -------
   Net Cash Used by
    Operating Activities     (3,144)      -      (2,279)     -      (9,894)
                            -------    -----    -------   -----    -------
CASH FLOWS FROM
 FINANCING ACTIVITIES

 Payment of deferred
  stock offering costs      (12,112)      -     (11,362)     -     (12,112)
 Common stock issued
  for cash                   51,750       -      51,750      -      61,750
                            -------    -----    -------   -----    -------
   Net Cash Provided by
    Financing Activities     39,638       -      40,388      -      49,638
                            -------    -----    -------   -----    -------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS        36,494       -      38,109      -      39,744

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD          3,250       -       1,635      -          -
                            -------    -----    -------   -----    -------
CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD             $ 39,744   $   -    $ 39,744  $   -    $ 39,744
                            -------    -----    -------   -----    -------
Cash Paid For:

  Interest                 $     -    $   -    $     -   $   -    $     -
  Income taxes             $     -    $   -    $     -   $   -    $     -




The accompanying notes are an integral part of these financial statements.

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                            June 30, 1997


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

       e. Income Taxes

       The Company provides for income taxes based on income reported for financial reporting purposes. At June 30, 1997, the Company has a loss carryover of $15,500 which expires in 2012. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

                             DURWOOD, INC.
                     (A Development Stage Company)
                   Notes to the Financial Statements
                            June 30, 1997


NOTE 1 -     ORGANIZATION AND HISTORY (Continued)

     g. Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 - PUBLIC OFFERING

    The Company offered to the public, on a "best efforts, minimum - maximum" basis up to 200,000 shares of its common stock to the public at $0.50 per share. The offering was terminated on April 21, 1997 when the Company received $51,750 and issued 103,500 shares of common stock.

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

Item 2:  Management's Discussion & Analysis or Plan of Operations

      The Company was incorporated on July 12, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters and preparation and filing of a registration statement to register a public offering of its securities, pursuant to which it sold 103,500 shares of common stock and raised gross proceeds of $51,750. The offering was completed in April, 1997. The Company has no significant assets other than the net proceeds from the offering.

      Management's plan of operation for the next twelve months is to use the net proceeds to purchase various items of equipment needed to turn out and finish the custom pool cues, as well as initial supplies of wood and other raw materials from which to make the cues. The remaining portion of the proceeds will be used to pay rent and other operating expenses of the Company and otherwise provide initial working capital for the operation of the Company's proposed business. The net proceeds from this offering are the sole anticipated source of funds other than any revenues generated from operations, of which there is no assurance, and the Company is totally dependent upon the offering proceeds for the ability to conduct its business operations. The Company was formed to engage in the business of manufacturing or otherwise acquiring custom pool cues of collectible quality, as well as quality custom pool cues for pool and billiards players. The Company intends to market such pool cues to private collectors and the general public. The Company has not engaged in any operations nor conducted any research and development activities to date, but will use the knowledge, skills and experience of its President, who has been making custom pool cues for the past several years, to attempt to produce high quality custom pool cues and market them to pool and billiards players, collectors and investors. Although the President has produced and sold approximately twenty handmade, custom pool cues in the past, there is absolutely no assurance that the proposed business will succeed and that the Company will be able, with the proceeds of the offering, to make and acquire custom pool cues of the type that will be considered collectible or that pool and billiards players desire to acquire. In the event the proposed business is unsuccessful, there is no assurance the Company could become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

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

      At this time, no assurances can be given with respect to the length of time after commencement that it will be necessary to fund operations from proceeds of this offering. Management believes that the proceeds of this offering will be sufficient to cover the operating expenses of the Company for six months to a year after commencement of operations, during which time managment is hopeful that the company will begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it may have to seek additional debt or equity financing for which it has no commitments. In the event such funding is not available on acceptable terms, the Company may have to reduce operations.

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

                                   Durwood, Inc.



Date:  September 11, 1997          by: /s/Darren Heiselt
                                       Darren Heiselt, President