Form 10QSB
period 1997-09-30
DURWOOD INC /UT
filed 1997-12-05
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED:  September 30, 1997

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

YES [X]     NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1997:  1,103,500

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

      See attached.
















DURWOOD, INC.
(A Development Stage Company)

 FINANCIAL STATEMENTS

September 30, 1997 and December 31, 1996

C O N T E N T S


Balance Sheets                           3

Statement of Operations                  4

Statement of Stockholders' Equity        5

Statement of Cash Flows                  6

Notes to the Financial Statements        7

DURWOOD, INC.
(A Development Stage Company)
Balance Sheets


ASSETS

                                              September 30,   December 31,
                                                  1997            1996
                                               -----------     ----------
                                               (Unaudited)
CURRENT ASSETS

  Cash                                        $     22,142    $     3,250
                                               -----------     ----------
     Total Current Assets                           22,142          3,250
                                               -----------     ----------
     TOTAL ASSETS                             $     22,142    $     3,250
                                               -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                            $      2,236    $       131
  Tax payable                                           -             120
                                               -----------     ----------
     Total Current Liabilities                       2,236            251
                                               -----------     ----------
     TOTAL LIABILITIES                               2,236            251
                                               -----------     ----------
STOCKHOLDERS' EQUITY

  Preferred stock: 500,000 shares authorized
   of $0.001 par value but unissued                     -              -
  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 1,103,500 and
   1,000,000 shares issued and outstanding           1,104          1,000
  Additional paid-in capital                        48,534          9,000
  Deficit accumulated during the development
   stage                                           (29,732)        (7,001)
                                               -----------     ----------
     Total Stockholders' Equity                     19,906          2,999
                                               -----------     ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                  $     22,142    $     3,250
                                               -----------     ----------





The accompanying notes are an integral part of these financial statements

DURWOOD, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

                                                                   From
                                                                Inception on
                         For the               For the           July 12,
                     Nine Months Ended     Three Months Ended   1996 Through
                        September 30,         September 30,     September 30,
                      1997       1996         1997      1996        1997
                    --------   -------      --------    -----    --------
REVENUES           $      -   $     -      $     -     $   -    $      -

EXPENSES              22,731        -         14,227       -       29,732
                    --------   -------      --------    -----    --------
NET INCOME (LOSS)  $ (22,731) $     -      $ (14,227)  $   -    $ (29,732)
                    --------   -------      --------    -----    --------
NET EARNINGS
 (LOSS) PER SHARE
 OF COMMON
 STOCK             $   (0.00) $   0.00     $   (0.00)  $ 0.00
                    --------   -------      --------    -----




The accompanying notes are an integral part of these financial statements

DURWOOD, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
(Unaudited)


                                                                    Deficit
                                                                  Accumulated
                                                     Additional    During the
                                      Common Stock    Paid-in     Development
                                     Shares  Amount   Capital        Stage
                                   ---------  -----   -------      -------
Balance, July 12, 1996                    -  $   -   $     -      $     -

Common stock issued for cash at
 $0.01 per share on July 15, 1996  1,000,000  1,000     9,000           -

Net loss for the five months
 ended December 31, 1996                  -      -         -        (7,001)
                                   ---------  -----   -------      -------
Balance, December 31, 1996         1,000,000  1,000     9,000       (7,001)

Common stock issued for cash at
 $0.50 per share on April 21, 1997   103,500    104    51,646           -

Stock issuance costs                      -      -    (12,112)          -

Net loss for the nine months
 ended September 30, 1997                 -      -         -       (22,731)
                                   ---------  -----   -------      -------
Balance, September 30, 1997        1,103,500 $1,104  $ 48,534     $(29,732)
                                   ---------  -----   -------      -------





The accompanying notes are an integral part of these financial statements

DURWOOD, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
                                                                   From
                                                                Inception on
                               For the            For the         July 12,
                           Nine Months Ended Three Months Ended 1996 Through
                             September 30,       September 30,  September 30,
                             1997       1996     1997      1996     1997
                            --------    -----   --------    -----  --------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from
   operations              $ (22,731)  $   -   $ (14,227)  $   -  $ (29,732)
  Adjustments to reconcile
  Net income to net cash
   provided by operating
   activities:
   Increase in accounts
    payable                    1,366       -      (3,375)      -      2,236
   Increase in tax payable       619       -          -        -         -
                            --------    -----   --------    -----  --------
     Net Cash Used by
      Operating Activities   (20,746)      -     (17,602)      -    (27,496)
                            --------    -----   --------    -----  --------
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Payment of deferred
   stock offering costs      (12,112)      -          -        -    (12,112)
  Common stock issued
   for cash                   51,750       -          -        -     61,750
                            --------    -----   --------    -----  --------
     Net Cash Provided by
      Financing Activities    39,638       -          -        -     49,638
                            --------    -----   --------    -----  --------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS         18,892       -     (17,602)      -     22,142

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF PERIOD           3,250       -      39,744       -         -
                            --------    -----   --------    -----  --------
CASH AND CASH
 EQUIVALENTS AT
 END OF PERIOD             $  22,142   $   -   $  22,142   $   -  $  22,142
                            --------    -----   --------    -----  --------
Cash Paid For:

  Interest                 $      -    $   -   $      -    $   -  $      -
  Income taxes             $      -    $   -   $      -    $   -  $      -




The accompanying notes are an integral part of these financial statements

  DURWOOD, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 1997


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

e. Income Taxes

The Company provides for income taxes based on income reported for financial reporting purposes. At September 30, 1997, the Company has a loss carryover of $29,732 which expires in 2012. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

DURWOOD, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 1997


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

Item 2:  Management's Discussion & Analysis or Plan of Operations

      The Company was incorporated on July 12, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters and preparation and filing of a registration statement to register a public offering of its securities, pursuant to which the Company sold 103,500 shares of common stock and raised gross proceeds of $51,750. The offering was completed in April, 1997. The Company has no significant assets other than the proceeds remaining from the offering.

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

      However, the Company's plan of operation for the next 12 months is to use a portion of the net proceeds from the offering to acquire various items of equipment necessary to manufacture the pool cues, including inlay machines, cue smiths, cutting bits, spindle bores and chucks, drill presses, belt sander, scroll saw, work benches, etc. This is in addition to the tools, supplies and machine equipment already owned by the President, which will be made available to the Company. The President believes, but there is no assurance, that acquisition of the additional equipment which the Company intends to purchase using proceeds of this offering, will enable him to significantly increase the number of cues in process that he can work on at the same time, and thus substantially increase the number of cues he can produce within a given period of time, while at the same time also improving the quality of the finished product. Also, the President believes, but there is no assurance, that he would be able to increase both the amount and intricacy of both the woodwork and inlay work to produce custom cues in higher price ranges, where profit margins would typically (but not necessarily) be greater. It is presently anticipated that the Company will begin producing custom cues that will sell for a few hundred dollars, but as the knowledge, skills and experience of the President increases over time, it is hoped that the Company will be able to attract as buyers of its products persons interested in spending several hundred or even more than a thousand dollars for a high quality, custom cuestick. The difference in price of cuesticks relates primarily to the amount and intricacy of the inlay work and woodwork, as well as the materials used and the quality of construction. The Company also intends to use a portion of net proceeds from the offering, to purchase supplies of wood and other raw materials inventory to use in the production of finished cues. In addition, the Company has allocated between $10-15,000 of the proceeds of the offering for marketing costs. It is presently anticipated that this money will be expended for advertising in such magazines as Billard News and Billiard Digest and for traveling to shows, conventions and other gatherings of pool players and pool cue makers and collectors where the Company's cues can be displayed or advertised to become more well known. The President's reputation as a cuemaker is not well known outsided the patrons of the billiards establishment where he works and the Company will be operating in a highly competitive industry that is very specialized and limited. Many, if not most of the Company's competitors have substantially greater financial resources, technical expertise, management resources and capabilities than the Company.

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


                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      None.

Item 2.  Changes in Securities and Use of Proceeds

      (a)   None.

      (b)   None.

      (c)   See Part I, Item 1 (financial statements) and Item 2
            (management's discussion) for financial information and a narrative discussion regarding use of proceeds.

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

                                   Durwood, Inc.



Date:  November 26, 1997           by:   /s/ Darren Heiselt
                                         Darren Heiselt, President