Form 10KSB
period 1997-12-31
DURWOOD INC /UT
filed 1998-04-07
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997    Commission File No. 333-9809

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

The Issuer's revenues for its most recent fiscal year.  $   687.00

As of March 31, 1998, the aggregate market value of voting stock held by non-affiliates was $103,500.

The number of shares outstanding of the Issuer's common stock at December 31, 1997: 1,103,500

                              PART I

Item 1.   Description of Business

     (a)  Business Development.

     Durwood, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. In connection with the organization of the Company, the founding shareholders of the Company contributed an aggregate of $10,000 cash to capitalize the Company in exchange for 1,000,000 shares of Common Stock.

     The Company then registered a public offering of its securities to raise funds with which to commence business operations. The Company filed with the Securities and Exchange Commission a registration statement on Form SB-2, Commission File No. 33-14477, which became effective December 12, 1996. Pursuant thereto the Company offered on a "best efforts, minimum 100,000 shares - maximum 200,000 shares" basis, shares of its common stock to the public at $.50 per share in an attempt to raise gross proceeds of between $50,000 to $100,000. The offering was completed in April, 1997, with $51,750 in gross proceeds received, for which the Company issued 103,500 shares of common stock. Upon completion of the offering, the Company began to use the net proceeds from this offering to provide the working capital necessary to commence business operations.

     The Company only recently commenced business operations and is considered a development stage company.

     (b)  Business of Company.

Business of the Company

     The business and purpose of the Company's formation is to engage in the business of manufacturing or otherwise acquiring and marketing custom pool cues. The Company's business plan is to take advantage of what management believes is an escalating market in the cue-as-art industry, as well as build quality custom pool cues for pool and billiards players. There is no assurance that the business of the Company will be successful, and the Company presently has no plans, commitments or arrangements with respect to any other potential business venture.

     The President of the Company, Darren Heiselt, who has operational and production management of the Company, has been making custom pool cues for the past several years. Mr. Heiselt has been employed since 1991 at EO's Society Billiards and Cafe, first as Assistant Manager and currently as Manager. During and prior to that time, because of his interest in the game, he has developed as a sideline custom cuemaking and has acquired certain knowledge, skills and experience related to cuemaking, which includes having produced and sold approximately twenty handmade, custom pool cues for prices ranging from approximately $300 up to $1,100. Mr. Heiselt's cuemaking skills have developed to the point that he has an existing backlog of approximately 18 orders for handmade custom pool cues which, at current rates of production, would take him in excess of six months to fill. Mr. Heiselt believes that acquisition of the additional equipment which the Company purchased using proceeds of this offering, will enable him to significantly increase the number of cues in process that he can work on at the same time, and thus substantially increase the number of cues he can produce within a given period of time, while at the same time also improving the quality of the finished product. Also, he would be able to increase the amount and intricacy of the woodwork and inlay work to produce custom cues in higher price ranges, where profit margins would typically (but not necessarily) be greater. (Different cues made by the same person will most likely have the same hit and quality of construction, but the difference between a $300 cue and a $3,000 cue might be rarer or more exotic woods, more inlays, more intricate inlays and more exotic materials.)

     Mr. Heiselt continues to be employed at EO's Society Billiards and Cafe, and the Company rents space at that location where Mr. Heiselt keeps the equipment and materials to set up shop. This arrangement is intended to make it more convenient for him to be able to devote several (approximately 8-20) hours per week of spare time to the production of cues. In addition to facilitating Mr. Heiselt's ability to devote time to the business of the Company, it is believed that this arrangement will enable his work and work product to be on display in a setting frequented by pool and billiard's players and others potentially interested in buying and collecting custom pool cues.

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

     In addition to the woods previously mentioned, butts are often made using Walnut, Ebony or Rosewood. The butt of a cue is often spliced because it is not desirable to make a cue out of a single type of wood. A cue made entirely of Maple (a good shaft material) would be too light, one made entirely of Rosewood or Ebony would be too heavy. The splice is made by fitting together two positions composed of long, thin triangles known as points or prongs. A wrap is sometimes placed on a cue, it is a covering for that portion of the butt of a cue stick that is grasped by the player. The function of the wrap is to improve the players hold on the cue and, in the case of cloth and cork wraps, to absorb perspiration.

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

     The President of the Company, Mr. Heiselt, is not well known as a cuemaker outside the patrons of the billiards establishment where he works, and his reputation is not well established; therefore, it is not anticipated that the custom pool cues to be sold by the Company will have any intrinsic value or worth from the fact that they will be made by Mr. Heiselt. Rather, it is anticipated that the value of the pool cues will depend on the perceived quality of construction and playability, as well as the types of woods and other materials used and the amount and intricacy of the inlay work and woodwork done. Using the knowledge, skills and experience of its President, the Company will attempt to produce and sell handmade, custom cuesticks or pool cues that will be in demand for playing because of their quality, and also for their artistic value because of the amount and intricacy of the inlay work and woodwork. The President believes that with the additional equipment and tools acquired with the funding provided by the offering, the Company will be able to produce more cues of higher quality and value, to take advantage of what is believed to be a developing market for such cuesticks. However, there is absolutely no assurance that the Company will be successful in this effort and will be able to compete with other, more well known cuemakers.

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

Item 2.   Properties

     General.

     The Company presently has no office facilities but upon completion of the offering began to rent space on a month to month basis for $500 per month at EO's Society Billiards and Cafe in Kearns, Utah, where Mr. Darren Heiselt, the Company's President, is presently employed. The Company will use these facilities as its principal place of business for the time being, and does not intend to seek other office arrangements unless and until the Company's business requires more extensive facilities, which is not anticipated in the foreseeable future.

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

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a)  Market information.

     The Company's public offering was not closed until April, 1997, and the Common Stock of the Company did not begin trading in the over-the-counter market until July of 1997. The stock is quoted on the NASD Electronic Bulletin Board under the symbol "DWOD". The following table sets forth the high and low bid price quotations for each calendar quarter since quotations became available. Such prices represent interdealer quotations, without retail markup, markdown or commission, and may not represent actual transactions.

     Quarter Ended           High Bid            Low Bid
     September 30, 1997       $1.00               $1.00
     December 31, 1997        $1.00               $1.00

     (b)  Holders.

     As of March 31, 1998, there were approximately 43 record holders of the Company's Common Stock.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation.

     The Company was incorporated on July 12, 1996. The Company has not yet generated any significant revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters, the preparation and filing of the registration statement to register a public offering of its securities, close of the offering and initial commencement of operations. The Company received $51,750 in gross proceeds from the offering. This funding is being used to provide working capital for the Company's operations. The Company has no other significant assets.

     Management's plan of operation for the next twelve months is to use the net proceeds to purchase various items of equipment needed to turn out and finish the custom pool cues, as well as initial supplies of wood and other raw materials from which to make the cues. The remaining portion of the proceeds will be used to pay rent and other operating expenses of the Company and otherwise provide initial working capital for the operation of the Company's business. The Company was formed to engage in the business of manufacturing or otherwise acquiring custom pool cues of collectible quality, as well as quality custom pool cues for pool and billiards players. The Company intends to market such pool cues to private collectors and the general public. The Company will use the knowledge, skills and experience of its President, who has been making custom pool cues for the past several years, to attempt to produce high quality custom pool cues and market them to pool and billiards players, collectors and investors. Although the President has produced and sold approximately twenty handmade, custom pool cues in the past, the Company has not produced or sold any significant amount of products yet, and there is absolutely no assurance that the business will succeed and that the Company will be able, with the proceeds of the offering, to make and acquire custom pool cues of the type that will be considered collectible or that pool and billiards players desire to acquire. In the event the business is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other business venture.

     However, upon completion of this offering, the Company used approximately $5,000 of the net proceeds from the offering to acquire various items of equipment necessary to manufacture the pool cues, including inlay machines, cue smiths, cutting bits, spindle bores and chucks, drill presses, belt sander, scroll saw, work benches, etc. This is in addition to the tools, supplies and machine equipment already owned by the President, which are available to the Company. The President believes, but there is no assurance, that acquisition of the additional equipment which the Company purchased using proceeds of the offering, will enable him to significantly increase the number of cues in process that he can work on at the same time, and thus substantially increase the number of cues he can produce within a given period of time, while at the same time also improving the quality of the finished product. Also, the President believes, but there is no assurance, that he will be able to increase both the amount and intricacy of both the woodwork and inlay work to produce custom cues in higher price ranges, where profit margins would typically (but not necessarily) be greater. It is presently anticipated that the Company will begin producing custom cues that will sell for a few hundred dollars, but as the knowledge, skills and experience of the President increases over time, it is hoped that the Company will be able to attract as buyers of its products persons interested in spending several hundred or even more than a thousand dollars for a high quality, custom cuestick. The difference in price of cuesticks relates primarily to the amount and intricacy of the inlay work and woodwork, as well as the materials used and the quality of construction. The Company also intends to use at least approximately $4,000 of net proceeds from the offering, to purchase supplies of wood and other raw materials inventory to use in the production of finished cues. In addition, the Company has allocated between $10-15,000 of the proceeds of the offering for marketing costs. It is presently anticipated that this money will be expended for advertising in such magazines as Billiard News and Billiard Digest and for traveling to shows, conventions and other gatherings of pool players and pool cue makers and collectors where the Company's cues can be displayed or advertised to become more well known. The President's reputation as a cuemaker is not well known outside the patrons of the billiards establishment where he works and the Company will be operating in a highly competitive industry that is very specialized and limited. Many, if not most of the Company's competitors have substantially greater financial resources, technical expertise, management resources and capabilities than the Company.

     At this time, no assurances can be given with respect to the length of time after commencement of operations that it will be necessary to fund operations from proceeds of this offering. Management believes that the proceeds of this offering will be sufficient to cover the operating expenses of the Company for six months to a year after commencement of operations, during which time management is hopeful that the Company will begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it may have to seek additional debt or equity financing for which it has no commitments. In the event such funding is not available on acceptable terms, the Company may have to reduce operations.

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

                         Term Served As      Positions
Name of Director    Age  Director/Officer    With Company

Darren Heiselt      30   Since inception     President & Secretary/Treasurer

     This individual will serve as management of the Company. A brief description of his background and business experience is as follows:

     Darren Heiselt will serve as President, Secretary/Treasurer and Director of the Company. Mr. Heiselt attended Kearns High School from which he graduated in 1983. Following graduation, he worked for various contractors in the construction industry becoming a supervising Foreman for Jacobsen Construction Company, (a Salt Lake City based contractor), from 1985 to 1987. From 1988 to 1991 Mr. Heiselt worked for Gregory & Cook as a supervisory Foreman. Beginning in 1991 to the present Mr. Heiselt has worked for Maxim Management Corp. as Assistant Manager and now Manager for EO's Society Billiards and Cafe, where he has assisted in putting on clinics and tournaments, and arranging special events for the company, including booking top name players to appear at EO's (former world champions Buddy Hall and Grady Matthews). In 1992 Mr. Heiselt created his own pro shop where he did cue repair and manufacture of custom cues. Due to his involvement in the billiard industry, Mr. Heiselt was exposed to numerous cuemakers where he learned the art of the trade, and began to develop his own designs. Mr. Heiselt was one of the first to offer these services in Salt Lake City. He has been invited to set up on a temporary basis to do cue repair at regional tournaments, which has helped establish his name and reputation in the intermountain area.

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

     Compensation. The sole officer/director will be entitled to reimbursement of any out of pocket expenses reasonably and actually incurred on behalf of the Company. Initially, it is anticipated that the officer will only devote a portion of his time to the affairs of the Company. He will not be employed full time and will not receive a regular salary or wage for his time, unless and until the Company's business operations develop to the point where a full time or other extensive time commitment is required. In lieu thereof, Mr. Heiselt will initially work for the Company on a commission or piecework basis, under which he will receive a set amount or percentage of the sales price of each custom pool cue produced and sold. The exact amount or percentage will depend on the amount of work and time spent on each stick, the cost of materials and whether sale is made on a retail or wholesale basis, but will generally range from 15-25% of the sales price. The Company presently has no formal written employment agreements or other arrangements or understandings with the officer regarding the commitment of time or the payment of salaries or other compensation, and there is no assurance that the presently contemplated arrangements will continue for any specified length of time in the future, nor any assurance with respect to the continued availability to the Company of Mr. Heiselt's services. However, Mr. Heiselt presently is prepared to devote such time as may be necessary to the development of the Company's business, including full time, if that becomes necessary.

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

                      Title of  Amount and Nature of  Percent
Name and Address       Class    Beneficial Ownership  of Class

Darren Heiselt         Common      200,000 shares        18%
4871 S. 4055 W.
Kearns, UT 84118

Cowbell, Inc.          Common      400,000 shares        36%
1173 A 2nd Ave.
N.Y., N.Y. 10021

Elvena, Inc.           Common      400,000 shares        36%
666 Fifth Ave. #159
N.Y., N.Y. 10103

All officers and
directors as a group   Common      200,000 shares        18%
(1 person)


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

     The Company presently has no office facilities but uses as its principal place of business certain facilities located at the address of the Company as set forth herein. This is also the business address of EO's Society Billiards and Cafe, a pool and billiards establishment owned and operated by Maxim Management Corp., an entity with which Mr. Eslie Barlow, a principal shareholder of the Company, is affiliated as President. Darren Heiselt, the President of the Company, is presently employed there and will also provide certain equipment used in the making of pool cues. These facilities will be available to the Company for the time being, until such time as the business operations of the Company may require more extensive facilities and the Company has the financial ability to pay for more extensive facilities. The Company is being charged $500 per month for the use of such facilities, including phone and other utilities, on a month to month basis. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time. Mr. Heiselt anticipates initially devoting up to approximately 20% of his time to the affairs of the Company.
If and when the business operations of the Company increase and a more extensive time commitment is needed, Mr. Heiselt is prepared to devote more time to the Company, in the event that becomes necessary.

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

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1997.
                            SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DURWOOD, INC.



By:  /s/ Darren Heiselt            Date:  March 31, 1998
     Darren Heiselt, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:   /s/ Darren Heiselt             Date:  March 31, 1998
     Darren Heiselt, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                              DURWOOD, INC.
                      (A Development Stage Company)

                           FINANCIAL STATEMENTS

                            December 31, 1997

                             C O N T E N T S


Independent Auditors' Report              3

Balance Sheet                             4

Statements of Operations                  5

Statements of Stockholders' Equity        6

Statements of Cash Flows                  7

Notes to the Financial Statements         8

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Durwood, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Durwood, Inc. (a development stage company) as of December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year ending December 31, 1997 and from inception on July 12, 1996 through December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Durwood, Inc. (a development stage company) as of December 31, 1997 and the results of its operations and its cash flows from inception on July 12, 1996 through December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
March 20, 1998

                             DURWOOD, INC.
                      (A Development Stage Company)
                             Balance Sheet


ASSETS
                                                              December 31,
                                                                  1997
                                                              -----------
CURRENT ASSETS

     Cash                                                    $     18,068
     Inventory                                                      1,000
                                                              -----------
          Total Current Assets                                     19,068
                                                              -----------
PROPERTY AND EQUIPMENT (Note 3)                                     4,986
                                                              -----------
          TOTAL ASSETS                                       $     24,054
                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                        $     -
                                                              -----------
          Total Current Liabilities                                -
                                                              -----------
          TOTAL LIABILITIES                                        -
                                                              -----------
STOCKHOLDERS' EQUITY

     Preferred stock: 500,000 shares authorized of $0.001
      par value but unissued                                       -
     Common stock: 50,000,000 shares authorized of $0.001
      par value, 1,103,500 shares issued and outstanding            1,104
     Additional paid-in capital                                    48,534
     Deficit accumulated during the development stage             (25,584)
                                                              -----------
          Total Stockholders' Equity                               24,054
                                                              -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     24,054
                                                              ===========

The accompanying notes are an integral part of these financial statements

                              DURWOOD, INC.
                       (A Development Stage Company)
                         Statements of Operations


                                            From             From
                            For          Inception on     Inception on
                          The Year         July 12,         July 12,
                           Ended         1996 Through     1996 Through
                        December 31,     December 31,     December 31,
                            1997             1996             1997
                        ----------       ----------       ----------
REVENUES               $       687      $       -        $       687

EXPENSES                    19,270            7,001           26,271
                        ----------       ----------       ----------
NET LOSS               $   (18,583)     $    (7,001)     $   (25,584)
                        ==========       ==========       ==========
NET LOSS PER SHARE OF
 COMMON  STOCK         $     (0.00)     $     (0.00)     $     (0.00)
                        ==========       ==========       ==========
The accompanying notes are an integral part of these financial statements

                              DURWOOD, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity


                                                                     Deficit
                                                                   Accumulated
                                                        Additional  During the
                                       Common Stock       Paid-in  Development
                                      Shares     Amount   Capital     Stage
                                    ---------   -------   -------   --------
Balance, July 12, 1996                   -      $    -   $    -    $     -

Common stock issued for cash at
  $0.01 per share on July 15, 1996  1,000,000     1,000     9,000        -

Net loss for the five months
 ended December 31, 1996                 -          -         -       (7,001)
                                    ---------   -------   -------   --------
Balance, December 31, 1996          1,000,000     1,000     9,000     (7,001)

Common stock issued for cash at
 $0.50 per share on April 21, 1997    103,500       104    51,646        -

Stock issuance costs                      -         -     (12,112)       -

Net loss for the year ending
 December 31, 1997                        -         -         -      (18,583)
                                    ---------   -------   -------   --------
Balance, December 31, 1997          1,103,500  $  1,104  $ 48,534  $ (25,584)
                                    =========   =======   =======   ========

The accompanying notes are an integral part of these financial statements

                              DURWOOD, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                     From            From
                                       For        Inception on    Inception on
                                     The Year       July 12,        July 12,
                                      Ended       1996 Through    1996 Through
                                    December 31,  December 31,    December 31,
                                       1997          1996            1997
                                     ---------     ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

 Income (loss) from operations      $  (18,583)   $   (7,001)     $  (25,584)
  Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Depreciation                           453           -               453
  Changes in operating assets
  and liabilities:
    Increase (decrease) in accounts
    payable                               (251)          251               -
    Increase in inventory               (1,000)          -             (1,000)
                                     ---------     ---------       ----------
     Net Cash Provided (Used)
     by Operating Activities           (19,381)       (6,750)         (26,131)
                                     ---------     ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase)in equipment                 (5,439)          -             (5,439)
                                     ---------     ---------       ----------
     Net Cash Provided by Investing
     Activities                         (5,439)          -             (5,439)
                                     ---------     ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                 (12,112)          -            (12,112)
  Common stock issued for cash          51,750        10,000           61,750
                                     ---------     ---------       ----------
Net Cash Provided By Financing
 Activities                             39,638        10,000           49,638
                                     ---------     ---------       ----------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                            14,818         3,250           18,068

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     3,250           -                -
                                     ---------     ---------       ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $   18,068    $    3,250      $    18,068
                                     =========     =========       ==========
Cash Paid For:

  Interest                          $      -      $      -        $       -
  Income taxes                      $      -      $      -        $       -


The accompanying notes are an integral part of these financial statements

                              DURWOOD, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                             December 31, 1997


NOTE 1 -     ORGANIZATION AND HISTORY

     a. Organization

Durwood, Inc. (the "Company") was recently incorporated under the laws of the State of Delaware on July 12, 1996. The Company has commenced minimal business operations and is considered a development stage company. The business and purpose of the Company's formation is to engage in the business of making and selling custom pool cues as collectors items as well as for playing pool and billiards; and to engage in and perform any and all acts and activities customary in connection therewith, or incident thereto.

     b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year end.

     c. Cash and Cash Equivalents

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

     d. Loss Per Share

The computations of loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

     e. Income Taxes

The Company provides for income taxes based on income reported for financial reporting purposes. At December 31, 1997, the Company has a loss carryover of approximately $25,000 which expires in 2012. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

     g.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market value.

                              DURWOOD, INC.
                        (A Development Stage Company)
                      Notes to the Financial Statements
                             December 31, 1997


NOTE 2 -     PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 is summarized as follows:

                                   Accumulated     Net book
                       Cost        Depreciation     Value

     Equipment     $     5,439     $     453     $     4,986

     Total         $     5,439     $     453     $     4,986

Depreciation expense for 1997 was $453 and is computed using the straight line method over a 5 year life.

NOTE 3 -     GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its
operating costs and allow it to continue as a going concern.   It is the
intent of the Company's management to expand sales and marketing of its pool cues.

NOTE 4 -      PUBLIC OFFERING

The Company offered to the public, on a "best efforts, minimum - maximum" basis up to 200,000 shares of its common stock to the public at $0.50 per share. The offering was terminated on April 21, 1997 when the Company received $51,750 and issued 103,500 shares of common stock. The Company incurred costs of $12,112 which were offset against the proceeds of the offering.