Form 10QSB
period 1998-03-31
DURWOOD INC /UT
filed 1998-05-21
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  March 31, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at March
31, 1998:  1,103,500

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

     See attached.
















                            DURWOOD, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                         FINANCIAL STATEMENTS

                MARCH 31, 1998 AND DECEMBER 31, 1997

                           C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . .  3

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . .  4

Statements of Operations . . . . . . . . . . . . . . . . . .  5

Statements of Stockholders' Equity . . . . . . . . . . . . .  6

Statements of Cash Flows . . . . . . . . . . . . . . . . . .  7

Notes to the Financial Statements  . . . . . . . . . . . . .  8

                     INDEPENDENT AUDITORS' REPORT



The Board of Directors
Durwood, Inc.
(A Development Stage Company)
Salt Lake City, Utah

The accompanying balance sheet as of March 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the periods ended March 31, 1998 and 1997 and from inception on July 12, 1996 through March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them.

The accompanying balance sheet as of December 31, 1997 was audited by us and we expressed an unqualified opinion on it in our report dated March 20, 1998



Jones, Jensen & Company
May 5, 1998

                            DURWOOD, INC.
                    (A Development Stage Company)
                            Balance Sheets

                                ASSETS

                                                March 31,  December 31,
                                                  1998        1997
                                                 _______    ________
                                               (Unaudited)
CURRENT ASSETS

  Cash                                          $ 16,949   $  18,068
                                                 _______    ________
     Total Current Assets                         16,949      18,068
                                                 _______    ________
OTHER ASSETS

  Inventory                                        1,000       1,000
  Property and equipment                           4,714       4,986
                                                 _______    ________
     Total Other Assets                            5,714       5,986
                                                 _______    ________
     TOTAL ASSETS                               $ 22,663   $  24,054
                                                 =======    ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                              $  1,225   $  -
                                                 _______    ________
     Total Current Liabilities                     1,225      -
                                                 _______    ________
     TOTAL LIABILITIES                             1,225      -
                                                 _______    ________
STOCKHOLDERS' EQUITY

  Preferred stock: 500,000 shares authorized
   of $0.001 par value but unissued                -           -
  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 1,103,500 shares
   issued and outstanding                          1,104       1,104
  Additional paid-in capital                      48,534      48,534
  Deficit accumulated during the development
   stage                                         (28,200)    (25,584)
                                                 _______    ________
     Total Stockholders' Equity                   21,438      24,054
                                                 _______    ________
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 22,663   $  24,054
                                                 =======    ========



The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)


                                                          From
                                                       Inception on
                                       For the           July 12,
                                  Three Months Ended   1996 Through
                                       March 31,         March 31,
                                   1998       1997         1998
                                  ________   ________    ________

REVENUES                         $  -       $  -        $  -


EXPENSES                             2,616      1,364      28,200
                                  ________   ________    ________

NET INCOME (LOSS)                $  (2,616) $  (1,364)  $ (28,200)
                                  ========   ========    ========
NET EARNINGS (LOSS) PER SHARE
 OF COMMON  STOCK                $   (0.00) $   (0.00)
                                  ========   ========






The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
                             (Unaudited)


                                                                   Deficit
                                                                 Accumulated
                                                     Additional  During the
                                       Common Stock   Paid-in    Development
                                      Shares  Amount  Capital      Stage
                                    _________  _____   _______      _______

Balance, July 12, 1996                -       $  -     $   -       $    -

Common stock issued for cash at
  $0.01 per share on July 15, 1996  1,000,000  1,000     9,000          -

Net loss for the five months
 ended December 31, 1996              -         -          -         (7,001)
                                    _________  _____   _______      _______

Balance, December 31, 1996          1,000,000  1,000     9,000       (7,001)

Common stock issued for cash
 at $0.50 per share on
 April 21, 1997                       103,500    104    51,646           -
Stock issuance costs                   -         -     (12,112)          -

Net loss for the year ended
 December 31, 1997                     -         -         -        (18,583)
                                    _________  _____   _______      _______

Balance, December 31, 1997          1,103,500  1,104    48,534      (25,584)

Net loss for the three months
 ended March 31, 1998                  -         -         -         (2,616)
                                    _________  _____   _______      _______

Balance, March 31, 1998             1,103,500 $1,104  $ 48,534     $(28,200)
                                    =========  =====   =======      =======



The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)

                                                                     From
                                                                  Inception on
                                                   For the          July 12,
                                              Three Months Ended  1996 Through
                                                   March 31,        March 31,
                                                1998        1997      1998
                                               ________   ________    ________

CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations               $  (2,616) $  (1,364)  $(28,200)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Increase in accounts payable                     272     -             725

   Increase in tax payable                       -             619      -

   Increase in inventory                         -          -          (1,000)
                                               ________   ________    ________
     Net Cash Used by Operating Activities       (1,119)      (865)   (27,250)
                                               ________   ________    ________
CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in equipment                        -          -          (5,439)
                                               ________   ________    ________
     Net Cash Provided by Investing Activities   -          -          (5,439)
                                               ________   ________    ________
CASH FLOWS FROM FINANCING ACTIVITIES

  Payment of deferred stock offering costs       -            (750)   (12,112)
  Common stock issued for cash                   -          -          61,750
                                               ________   ________    ________
Net Cash Provided by Financing Activities        -            (750)    49,638
                                               ________   ________    ________
NET INCREASE IN CASH AND CASH EQUIVALENTS        (1,119)    (1,615)    16,949


CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             18,068      3,250      -
                                               ________   ________    ________
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                $  16,949  $   1,635   $  16,949
                                               ========   ========    ========
Cash Paid For:

  Interest                                    $  -       $  -        $  -
  Income taxes                                $  -       $  -        $  -



The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1998 and December 31, 1997


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

     e. Income Taxes

     The Company provides for income taxes based on income reported for financial reporting purposes. At March 31, 1998, the Company has a loss carryover of $28,000 which expires in 2013. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 1998 and December 31, 1997


     g. Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 -   PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1998 and December 31, 1997 is summarized as follows:

                                        March 31,    December 31,
                                          1998           1997

     Equipment                          $    5,439  $    5,439

     Less accumulated depreciation            (725)        453

          Total Property and Equipment  $    4,714  $    4,986

     Depreciation expense for the three months ended March 31, 1998 and for the year ended December 31, 1997 was $272 and $453, respectively; and is computed using the straight-line method over a 5 year life.

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

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on July 12, 1996. The Company has not yet generated any revenues from operations and is considered a development stage company. To date, activities have been limited to organizational matters and preparation and filing of a registration statement to register a public offering of its securities, pursuant to which the Company sold 103,500 shares of common stock and raised gross proceeds of $51,750. The offering was completed in April, 1997. The Company has no significant assets other than assets acquired with offering proceeds and the proceeds remaining from the offering.

     Management's plan of operation for the next twelve months is to continue using the net proceeds to purchase various items of equipment needed to turn out and finish the custom pool cues, and supplies of wood and other raw materials from which to make the cues. The remaining portion of the proceeds is also being used to pay rent and other operating expenses of the Company and otherwise provide working capital for the operation of the Company's business. The net proceeds from the offering are the sole anticipated source of funds other than any revenues generated from operations, of which there is no assurance, and the Company is totally dependent upon the offering proceeds for the ability to conduct its business operations.

     At this time, no assurances can be given with respect to the length of time after commencement that it will be necessary to fund operations from proceeds of this offering. Management believes that the proceeds of this offering will be sufficient to cover the operating expenses of the Company for six months to a year after commencement of operations, during which time managment is hopeful that the company will begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it may have to seek additional debt or equity financing for which it has no commitments. In the event such funding is not available on acceptable terms, the Company may have to reduce or discontinue operations. In the event the business is unsuccessful, there is no assurance the Company could become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

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

                              Durwood, Inc.



Date:  May 18, 1998      by:   /s/ Darren Heiselt
                                   Darren Heiselt, President