Form 10QSB
period 1998-06-30
DURWOOD INC /UT
filed 1998-08-19
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at June
30, 1998:  1,103,500

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                                 June 30,        December 31,
                                                   1998              1997
                                                 --------          --------
                                                (Unaudited)
CURRENT ASSETS

  Cash                                           $  8,084          $ 18,068
                                                 --------          --------
     Total Current Assets                           8,084            18,068
                                                 --------          --------
OTHER ASSETS

  Inventory                                         1,000             1,000
  Property and equipment (net) (Note 2)             4,442             4,986
                                                 --------          --------

     Total Other Assets                             5,442             5,986
                                                 --------          --------
     TOTAL ASSETS                                $ 13,526          $ 24,054
                                                 ========          ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                               $  4,077          $    -
                                                 --------          --------
     Total Current Liabilities                      4,077               -
                                                 --------          --------
     TOTAL LIABILITIES                              4,077               -
                                                 --------          --------
STOCKHOLDERS' EQUITY

  Preferred stock: 500,000 shares authorized
   of $0.001 par value  but unissued                  -                 -
  Common stock: 50,000,000 shares authorized
   of $0.001 par value, 1,103,500 shares
   issued and outstanding                           1,104             1,104
  Additional paid-in capital                       48,534            48,534
  Deficit accumulated during the development
   stage                                          (40,189)          (25,584)
                                                 --------          --------
     Total Stockholders' Equity                     9,449            24,054
                                                 --------          --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 13,526          $ 24,054
                                                 ========          ========


  The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)


                                                                    From

                                                                 Inception on
                                For the             For the        July 12,
                          Three Months Ended  Six Months Ended   1996 Through
                                June 30,            June 30,         June 30
                           1998       1997     1998       1997        1998
                          ---------------------------------------------------
REVENUES                  $  2,480  $ -       $ 2,480  $-        $   2,480

EXPENSES                    14,469    7,140    17,085    8,504      42,669
                          --------  -------  --------  -------   ---------
NET LOSS                  $(11,989) $(7,140) $(14,605) $(8,504)  $ (40,189)
                          ========  =======  ========  =======   =========
NET LOSS PER SHARE OF
 COMMON STOCK             $  (0.00) $ (0.00) $  (0.00) $ (0.00)
                          ========  =======  ========  =======
WEIGHTED AVERAGE OF
 OUTSTANDING SHARES       1,103,500 1,103,500 1,103,500 1,103,500
                          ========= ========= ========= =========





  The accompanying notes are an integral part of these financial statements

                                DURWOOD, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity
                                 (Unaudited)


                                                                    Deficit
                                                                   Accumulated
                                                        Additional  During the
                                        Common Stock      Paid-in  Development
                                      Shares    Amount    Capital     Stage
                                     -----------------------------------------

Balance, July 12, 1996                  -       $  -      $ -       $  -

Common stock issued for cash at
  $0.01 per share on July 15, 1996   1,000,000     1,000    9,000      -


Net loss for the five months
 ended December 31, 1996               -         -         -          (7,001)
                                     ---------  --------  -------   --------
Balance, December 31, 1996           1,000,000     1,000    9,000     (7,001)

Common stock issued for cash
 at $0.50 per share on
 April 21, 1997                       103,500        104   51,646     -

Stock issuance costs                   -          -       (12,112)    -

Net loss for the year ended
 December 31, 1997                     -          -        -         (18,583)
                                     ---------  --------  -------   --------
Balance, December 31, 1997           1,103,500  $  1,104  $48,534   $(25,584)

Net loss for the six months
 ended June 30, 1998                   -          -        -         (14,605)
                                     ---------  --------   -------   --------
Balance, June 30, 1998               1,103,500  $  1,104  $48,534  $ (40,189)
                                     =========  ========  =======   ========




  The accompanying notes are an integral part of these financial statements

                                DURWOOD, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)

                                                                         From
                                                                      Inception on
                                       For the            For the       July 12,
                                  Three Months Ended Six Months Ended 1996 Through
                                      June 30,           June 30,       June 30
                                   1998       1997    1998       1997      1998
                                 -------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Income (loss) from operations  $(11,989) $ (7,140) $(14,605) $ (8,504) $(40,189)
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
   Depreciation                       272     -           544     -           997
   Increase in accounts payable     2,852     4,861     4,077     4,741     4,077
   Increase in tax payable          -         -         -           619     -
   Increase in inventory            -         -         -         -        (1,000)
                                 --------  --------  --------  --------  --------
     Net Cash Used by
      Operating Activities         (8,865)   (2,279)   (9,984)   (3,144)  (36,115)
                                 --------  --------  --------  --------  --------
CASH FLOWS FROM INVESTING
 ACTIVITIES
  (Increase) in equipment           -         -         -         -        (5,439)
                                 --------  --------  --------  --------  --------
     Net Cash Provided by
      Investing Activities          -         -         -         -        (5,439)
                                 --------  --------  --------  --------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Payment of deferred stock
    offering costs                  -       (11,362)    -       (12,112)  (12,112)
  Common stock issued for cash      -        51,750     -        51,750    61,750
                                 --------  --------  --------  --------  --------
Net Cash Provided by
  Financing Activities              -        40,388     -        39,638    49,638
                                 --------  --------  --------  --------  --------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS                  (8,865)   38,109    (9,984)   36,494     8,084

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD            16,949     1,635    18,068     3,250     -
                                 --------  --------  --------  --------  --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                $  8,084  $ 39,744  $  8,084  $ 39,744  $  8,084
                                 ========  ========  ========  ========  ========
Cash Paid For:

  Interest                       $ -       $ -       $-        $-        $  -
  Income taxes                   $ -       $ -       $-        $-        $  -

  The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 June 30, 1998 and December 31, 1997


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

       d. Loss Per Share

       The computations of loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

       e. Income Taxes

       The Company provides for income taxes based on income reported for financial reporting purposes. At June 30, 1998, the Company has a loss carryover of $40,000 which expires in 2013. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 June 30, 1998 and December 31, 1997


NOTE 1 -ORGANIZATION AND HISTORY (Continued)

       g. Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 -   PROPERTY AND EQUIPMENT

       Property and equipment at June 30, 1998 and December 31, 1997 is summarized as follows:

                                                    June 30,  December 31,
                                                      1998         1997
                                                  ----------  ----------
       Equipment                                  $    5,439  $    5,439

       Less accumulated depreciation                    (997)       (453)
                                                  ----------  ----------
            Total Property and Equipment          $    4,442  $    4,986
                                                  ==========  ==========
       Depreciation expense for the six months ended June 30, 1998 and for the year ended December 31, 1997 was $544 and $453, respectively; and is computed using the straight-line method over a 5 year life.

NOTE 3 -GOING CONCERN

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

NOTE 4 -PUBLIC OFFERING

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

                              Durwood, Inc.



Date:  August 18, 1998   by:   /s/ Darren Heiselt
                                   Darren Heiselt, President