Form 10QSB
period 1998-09-30
DURWOOD INC /UT
filed 1998-11-10
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                           FORM 10-QSB



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  September 30, 1998

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

YES [X]   NO [ ]

The number of $.001 par value common shares outstanding at
September 30, 1998:  1,103,500

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                            Balance Sheets


                                ASSETS

                                                September 30,  December 31,
                                                     1998          1997
                                                 (Unaudited)
                                                   ----------   ---------
CURRENT ASSETS

 Cash                                             $     1,891  $   18,068
                                                   ----------   ---------
  Total Current Assets                                  1,891      18,068
                                                   ----------   ---------
OTHER ASSETS

 Inventory                                              1,000       1,000
 Property and equipment (net) (Note 2)                  4,170       4,986
                                                   ----------   ---------
  Total Other Assets                                    5,170       5,986
                                                   ----------   ---------
  TOTAL ASSETS                                    $     7,061  $   24,054
                                                   ==========   =========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                 $       414  $       -
                                                   ----------   ---------
  Total Current Liabilities                               414          -
                                                   ----------   ---------
  TOTAL LIABILITIES

STOCKHOLDERS' EQUITY

 Preferred stock: 500,000 shares authorized
  of $0.001 par value but unissued                         -           -
 Common stock: 50,000,000 shares authorized
  of $0.001 par value, 1,103,500 shares issued
  and outstanding                                       1,104       1,104
 Additional paid-in capital                            48,534      48,534
 Deficit accumulated during the development stage     (42,991)    (25,584)
                                                   ----------   ---------
  Total Stockholders' Equity                            6,647      24,054
                                                   ----------   ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     7,061  $   24,054
                                                   ==========   =========

The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (Unaudited)


                                                                  From
                                                              Inception on
                               For the           For the      July 12,1996
                         Three Months Ended  Nine Months Ended  Through
                           September 30,      September 30,   September 30,
                          1998      1997      1998    1997         1998
                          -------   -------   -------   -------   ---------
REVENUES                 $    800  $     -   $ 3,280   $    -    $    3,280

EXPENSES                    3,602    14,227    20,687    22,731      46,271
                          -------   -------   -------   -------   ---------
NET LOSS                 $ (2,802) $(14,227) $(17,407) $(22,731) $  (42,991)
                          =======   =======   =======   =======   =========
BASIC NET LOSS PER SHARE
 OF COMMON STOCK         $  (0.00) $  (0.00) $ (0.00)  $  (0.00)
                          =======   =======   =======   =========
BASIC WEIGHTED AVERAGE
 OF OUTSTANDING SHARES   1,103,500 1,103,500 1,103,500 1,103,500
                         ========= ========= ========= =========

The accompanying notes are an integral part of these financial statements

                                DURWOOD, INC.
                        (A Development Stage Company)
                     Statements of Stockholders' Equity


                                                                       Deficit
                                                                    Accumulated
                                                         Additional During the
                                        Common Stock      Paid-in   Development
                                      Shares    Amount    Capital     Stage
                                    ---------   -------   -------    --------

Balance, July 12, 1996                     -   $      -   $     -   $      -

Common stock issued for cash at
  $0.01 per share on July 15, 1996  1,000,000     1,000     9,000          -

Net loss for the five months
 ended December 31, 1996                   -          -         -      (7,001)
                                    ---------   -------   -------    --------
Balance, December 31, 1996          1,000,000     1,000     9,000      (7,001)

Common stock issued for cash
 at $0.50 per share on
 April 21, 1997                       103,500       104    51,646         -

Stock issuance costs                       -          -   (12,112)        -

Net loss for the year ended
 December 31, 1997                         -          -         -     (18,583)
                                    ---------   -------   -------    --------
Balance, December 31, 1997          1,103,500     1,104    48,534     (25,584)
                                    ---------   -------   -------    --------
Net loss for the nine months
 ended September 30,1998(unaudited)       -          -          -     (17,407)
                                    ---------   -------   -------    --------
Balance,September30,1998(unaudited) 1,103,500  $  1,104  $ 48,534   $ (42,991)
                                    =========   =======   =======    --------

The accompanying notes are an integral part of these financial statements

                                DURWOOD, INC.
                        (A Development Stage Company)
                          Statements of Cash Flows
                                 (Unaudited)
                                                                  From
                                                                 Inception on
                                   For the           For the     July 12,1996
                             Three Months Ended  Nine Months Ended  Through
                               September 30,       September 30,  September 30,
                               1998      1997      1998      1997      1998
                              -------   -------   -------   -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

 Income(loss) from operations $(2,802) $(14,227) $(17,407) $(22,731) $(42,991)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation                   272        -        816        -      1,269
   Increase in accounts payable (3,663)  (3,375)      414     1,366       414
   Increase in tax payable         -         -         -        619        -
   Increase in inventory           -         -         -         -     (1,000)
                               -------  -------   -------   -------   --------
 Net Cash Used by
  Operating Activities          (6,193) (17,602)  (16,177)  (20,746)  (42,308)
                               -------  -------   -------   -------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in equipment          -         -         -         -     (5,439)
                               -------  -------   -------   -------   --------
 Net Cash Provided by
  Investing Activities             -         -         -         -     (5,439)
                               -------  -------   -------   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

 Payment of deferred stock
  offering costs                   -         -         -    (12,112)  (12,112)
 Common stock issued for cash      -         -         -     51,750    61,750
                               -------  -------   -------   -------   --------
Net Cash Provided by
  Financing Activities             -         -         -     39,638    49,638
                               -------  -------   -------   -------   --------
NET INCREASE IN CASH AND
 CASH EQUIVALENTS               (6,193) (17,602)  (16,177)   18,892     1,891

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD          8,084   39,744    18,068     3,250         -
                               -------  -------   -------   -------   --------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD             $  1,891  $22,142  $  1,891  $ 22,142   $  1,891
                               =======  =======   =======   =======   ========
Cash Paid For:

  Interest               $     -   $     -   $    -   $    -    $      -
  Income taxes           $     -   $     -   $    -   $    -    $      -


The accompanying notes are an integral part of these financial statements

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
               September 30, 1998 and December 31, 1997


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

       d. Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

       e. Income Taxes

       The Company provides for income taxes based on income reported for financial reporting purposes. At September 30, 1998, the Company has a loss carryover of approximately $43,000 which expires in 2013. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
               September 30, 1998 and December 31, 1997


NOTE 1 -                        ORGANIZATION AND HISTORY (Continued)

       g. Unaudited Financial Statements

       The accompanying unaudited financial statements include all of the adjustments which in the opinion of management are necessary for a fair presentation. All such adjustments are of a normal recurring nature.

NOTE 2 -   PROPERTY AND EQUIPMENT

       Property and equipment at September 30, 1998 and December 31, 1997 is summarized as follows:

                                       September 30,  December 31,
                                           1998           1997

       Equipment                        $    5,439  $    5,439

       Less accumulated depreciation        (1,269)       (453)

        Total Property and Equipment    $    4,170  $    4,986

       Depreciation expense for the nine months ended September 30, 1998 and for the year ended December 31, 1997 was $815 and $453, respectively; and is computed using the straight-line method over a 5 year life.

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

Item 2:  Management's Discussion & Analysis or Plan of Operations

     The Company was incorporated on July 12, 1996. Upon inception, the Company commenced preparation and filing of a registration statement to register a public offering of its securities, pursuant to which the Company sold 103,500 shares of common stock and raised gross proceeds of $51,750. The offering was completed in April, 1997. The Company then began using the net proceeds from the offering to provide working capital for the commencement of operations. Proceeds were initially used to purchase various items of equipment needed to turn out and finish the custom pool cues, and supplies of wood and other raw materials from which to make the cues. The remaining portion of the proceeds is also being used to pay rent and other operating expenses of the Company and otherwise provide working capital for the operation of the Company's business. The Company has not yet generated significant revenues from operations and is considered a development stage company.

     Management's plan of operation for the next twelve months is to continue using the net proceeds and any revenues generated from operations to provide working capital for the operation of the Company's business. The net proceeds from the offering are the sole anticipated source of funds other than revenues generated from operations, and the Company is dependent upon the offering proceeds for the ability to conduct its business operations.

     At this time, no assurances can be given with respect to the length of time after commencement that it will be necessary to fund operations from proceeds of this offering. Management believes that the proceeds of this offering will be sufficient to cover the operating expenses of the Company for at least a year after commencement of operations, during which time managment is hopeful that the company will begin generating sufficient revenues from sales and operations to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it may have to seek additional debt or equity financing for which it has no commitments. In the event such funding is not available on acceptable terms, the Company may have to reduce or discontinue operations. In the event the business is unsuccessful, there is no assurance the Company could become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other proposed business venture.

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

                              Durwood, Inc.



Date:  November 9, 1998      by:   /s/ Darren Heiselt
                                   Darren Heiselt, President