Form 10KSB
period 1998-12-31
DURWOOD INC /UT
filed 1999-02-11
CIK 1024920

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1998
      Commission File No. 333-9809

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

As of February 5, 1999, the aggregate market value of voting stock held by non-affiliates was approximately $543,375.

The number of shares outstanding of the Issuer's common stock at December 31, 1998: 1,103,500

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

     The Company is considered a development stage company.

     (B)  BUSINESS OF COMPANY.

BUSINESS OF THE COMPANY

     The original business and purpose of the Company's formation was to engage in the business of manufacturing or otherwise acquiring and marketing custom pool cues. The Company's business plan was to take advantage of what management believed to be an escalating market in the cue-as-art industry, as well as build quality custom pool cues for pool and billiards players. Upon completion of the offering, the Company began to use the net proceeds from the offering to provide the working capital necessary to commence business operations. There was no assurance that the business of the Company would be successful, and management decided at the end of 1998 to discontinue operations with respect to this business venture. The Company had no commitments or arrangements with respect to any other potential business venture, but began to seek another business venture to become involved in.

     In late January, 1999, the President of the Company, Darren Heiselt, sent a Letter to Shareholders to announce that the Company has entered into a Letter of Intent to acquire all of the issued and outstanding common stock of SportsNuts.com, Inc., a privately-held Delaware corporation, with offices in Orem, Utah and Tehachapi, California.

     SportsNuts.com is an online sports community and sports "club" that uses the internet, cable television media and direct sales to sell sports, outdoors and fitness products and services to the members of its club worldwide. The company acts primarily as an intermediary for the actual vendors of the products and services without actually having to process, ship, or inventory products. The company's Web Site is located at http://www.sportsnuts.com.

     The proposed acquisition of SportsNuts.com is subject to numerous conditions including the Company raising $1,000,000 and other matters. The proposed acquisition will involve recapitalization of the Company, change of management, change of corporate name, a 2.3 to 1 forward split, change of corporate headquarters and other significant matters, when and if the acquisition is completed. Therefore, there is no assurance that the proposed acquisition will be consummated, nor is management presently able to conclude that it is probable. Additional information regarding this proposed transaction and the business of SportsNuts.com will be provided to shareholders as work on this proposed transaction proceeds.

EMPLOYEES

     The Company presently has no employees, and does not presently anticipate the need to hire employees (other than Mr. Heiselt).

ITEM 2.   PROPERTIES

     The Company presently has no active business operations and no longer rents any office facilities but will continue for the time being, to use the business address of the Company's President pending completion of the proposed acquisition, which will involve a change of corporate headquarters.

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

     Quarter Ended       High Bid       Low Bid
     September 30, 1997  $1.00               $1.00
     December 31, 1997   $1.00               $1.00

     March 31, 1998      $1.00               $1.00
     June 30, 1998       $1.00               $1.00
     September 30, 1998  $1.00               $1.00
     December 31, 1998   $1.00               $1.00

     (B)  HOLDERS.

     As of February 5, 1999, there were approximately 43 record holders of the Company's Common Stock.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company was incorporated on July 12, 1996. The Company has not yet generated any significant revenues from operations and is considered a development stage company. The Company presently has no active business operations and no significant assets.

     Management's plan of operation for the next twelve months is to complete the proposed acquisition of SportsNuts.com which will involve the Company raising $1,000,000 (of which there is no assurance) to finance ongoing business operations. In the event the Company is unable to raise this capital and complete the proposed acquisition, or if this business venture is unsuccessful, there is no assurance the Company could successfully become involved in any other business venture. The Company presently has no plans, commitments or arrangements with respect to any other business venture.

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

                              Term Served As   Positions
Name of Director         Age  Director/Officer With Company

Darren Heiselt           31   Since inception  President &
                                               Secretary/Treasurer

     This individual will serve as management of the Company. A brief description of his background and business experience is as follows:

     DARREN HEISELT serves as President, Secretary/Treasurer and Director of the Company. Mr. Heiselt attended Kearns High School from which he graduated in 1983. Following graduation, he worked for various contractors in the construction industry becoming a supervising Foreman for Jacobsen Construction Company, (a Salt Lake City based contractor), from 1985 to 1987. From 1988 to 1991 Mr. Heiselt worked for Gregory & Cook as a supervisory Foreman.
Beginning in 1991 to the present Mr. Heiselt has worked for Maxim Management Corp. as Assistant Manager and now Manager for EO's Society Billiards and Cafe, where he has assisted in putting on clinics and tournaments, and arranging special events for the company, including booking top name players to appear at EO's (former world champions Buddy Hall and Grady Matthews). In 1992 Mr. Heiselt created his own pro shop where he did cue repair and manufacture of custom cues. Due to his involvement in the billiard industry, Mr. Heiselt was exposed to numerous cuemakers where he learned the art of the trade, and began to develop his own designs. Mr. Heiselt was one of the first to offer these services in Salt Lake City. He has been invited to set up on a temporary basis to do cue repair at regional tournaments, which has helped establish his name and reputation in the intermountain area.

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

     None

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

All officers and      Common     200,000 shares           18%
directors as a
group (1 person)

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

     The Company presently has no office facilities but will continue for the time being, to use the business address of the Company's President pending completion of the proposed acquisition, which will involve a change of corporate headquarters. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

     In conjunction with the Company's decision to discontinue its existing operations relating to the manufacture and marketing of custom pool cues, effective as of the fiscal year ended December 31, 1998, it transferred all the remaining inventory of cuesticks and component materials, together with all property and equipment used in such operations, to the President of the Company, Darren Heiselt. He will continue to serve as President of the Company until another business opportunity can be found and a suitable acquisition can be consummated.

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

     (B) REPORTS ON FORM 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1998.

                              SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DURWOOD, INC.



By:     /s/ Darren Heiselt                   Date: February 5, 1999
     Darren Heiselt, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:     /s/ Darren Heiselt                   Date: February 5, 1999
     Darren Heiselt, President, Treasurer and sole Director
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non Reporting Issuers

No annual report or proxy statement has been sent to security holders.

                            DURWOOD, INC.
                    (A DEVELOPMENT STAGE COMPANY)

                         FINANCIAL STATEMENTS

                          DECEMBER 31, 1998

                             C O N T E N T S


      Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

      Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . .  4

      Statements of Operations . . . . . . . . . . . . . . . . . . .  5

      Statements of Stockholders' Equity . . . . . . . . . . . . . .  6

      Statements of Cash Flows . . . . . . . . . . . . . . . . . . .  7

      Notes to the Financial Statements. . . . . . . . . . . . . . .  8

                            INDEPENDENT AUDITORS' REPORT

      To the Board of Directors
      Durwood, Inc.
      Salt Lake City, Utah

      We have audited the accompanying balance sheet of Durwood, Inc. (a development stage company) as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and from inception on July 12, 1996 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Durwood, Inc. (a development stage company) as of December 31, 1998 and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and from inception on July 12, 1996 through December 31, 1998 in conformity with generally accepted accounting principles

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company with no significant operating revenues to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



      Jones, Jensen & Company
      Salt Lake City, Utah
      January 26, 1999

                            DURWOOD, INC.
                    (A Development Stage Company)
                            Balance Sheet


                                ASSETS


                                         December 31,
                                          1998

CURRENT ASSETS

 Cash                                                $      520

  Total Current Assets                                      520

  TOTAL ASSETS                                       $      520


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                    $   -

  Total Current Liabilities                              -

  Total Liabilities                                      -

STOCKHOLDERS EQUITY

 Preferred stock: 500,000 shares authorized of $0.001
  par value but unissued                                 -
 Common stock: 50,000,000 shares authorized of $0.001
  par value, 1,103,500 shares issued and outstanding      1,104
 Additional paid-in capital                              48,534
 Deficit accumulated during the development stage       (49,118)

  Total Stockholders' Equity                                520

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      520




The accompanying notes are an integral part of these financial statements.

                            DURWOOD, INC.
                    (A Development Stage Company)
                       Statements of Operations


                                                     From
                                                     Inception on
                                                     July 12,
                             For the Year Ended      1996 Through
                                December 31,         December 31,
                               1998         1997         1998

REVENUES                    $    -        $  -       $   -

EXPENSES                         -           -           -

OPERATING LOSS                   -           -           -

LOSS FROM DISCONTINUED
 OPERATIONS                     (23,534 )   (18,583)    (49,118)

NET LOSS                    $   (23,534 ) $ (18,583) $  (49,118)

BASIC LOSS PER SHARE OF
 COMMON  STOCK              $     (0.00 ) $   (0.00)

WEIGHTED NUMBER OF SHARES
 OUTSTANDING                  1,103,500   1,103,500







The accompanying notes are an integral part of these financial statements.

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity


                                                            Deficit
                                                           Accumulated
                                                 Additional During the
                                     Common Stock  Paid-in Development
                                     Shares Amount Capital     Stage

Balance, July 12, 1996                -       $  -        $ -       $    -

Common stock issued for cash at
  $0.01 per share on July 15, 1996  1,000,000     1,000     9,000        -

Net loss for the five months
 ended December 31, 1996              -         -          -          (7,001)

Balance, December 31, 1996          1,000,000     1,000     9,000     (7,001)

Common stock issued for cash at
 $0.50 per share on April 21, 1997    103,500       104    51,646         -

Stock issuance costs                  -          -        (12,112)        -

Net loss for the year ended
 December 31, 1997                    -          -         -         (18,583)

Balance, December 31, 1997          1,103,500     1,104    48,534    (25,584)

Net loss for the year ended
 December 31, 1998                    -          -         -         (23,534)

Balance, December 31, 1998          1,103,500  $  1,104   $48,534   $(49,118)





The accompanying notes are an integral part of these financial statements.

                               DURWOOD, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows



                                                                      From
                                                                  Inception on
                                                                     July 12,
                                            For the Year Ended    1996 Through
                                               December 31,       December 31,
                                             1998        1997         1998

CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations              $(23,534) $ (18,583) $  (49,118)

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                4,986        453       5,439
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable     -           (251)      -
    Increase in inventory                       1,000     (1,000)      -

     Net Cash (Used) by Operating Activities  (17,548)   (19,381)    (43,679)

CASH FLOWS FROM INVESTING ACTIVITIES

 (Increase)in equipment                         -         (5,439)     (5,439)


     Net Cash Provided by Investing Activities  -         (5,439)     (5,439)

CASH FLOWS FROM FINANCING ACTIVITIES

  Stock offering costs                          -        (12,112)    (12,112)
  Common stock issued for cash                  -         51,750      61,750

     Net Cash Provided By Financing Activities  -         39,638      49,638

NET INCREASE IN CASH AND CASH EQUIVALENTS     (17,548)    14,818         520

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                    18,068      3,250       -

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   520  $  18,068  $      520
Cash Paid For:

  Interest                                    $    -        $  -       $   -
  Income taxes                                $    -        $  -       $   -





The accompanying notes are an integral part of these financial statements.

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1998


NOTE 1 - ORGANIZATION AND HISTORY

       a. Organization

       Durwood, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. The Company has commenced minimal business operations and is considered a development stage company. The business and purpose of the Company's formation is to engage in the business of making and selling custom pool cues as collectors items as well as for playing pool and billiards; and to engage in and perform any and all acts and activities customary in connection therewith, or incident thereto. In December 1998, the Company determined to terminate its pool care business and to seek new business opportunities.

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

       e. Income Taxes

       The Company provides for income taxes based on income reported for financial reporting purposes. At December 31, 1998, the Company has a loss carryover of approximately $49,000 which expires in 2013. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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

                            DURWOOD, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1998


NOTE 2 - GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to
       continue as a going concern.   It is the intent of the
       Company's management to merge with an existing operating company. In the interim, management has committed to meeting its operating costs.

NOTE 3 - PUBLIC OFFERING

       The Company offered to the public, on a "best efforts, minimum - maximum" basis up to 200,000 shares of its common stock to the public at $0.50 per share. The offering was terminated on April 21, 1997 when the Company received $51,750 and issued 103,500 shares of common stock. The Company incurred costs of $12,112 which were offset against the proceeds of the offering.

NOTE 4 - PROPOSED MERGER

       The Company has proposed a merger with SportNuts.Com, Inc. According to the terms of the merger, the Company would acquire all of the outstanding stock of SportNuts.Com in exchange for 22,761,709 shares of the common stock of the Company. As of the date of this audit, the transaction has not taken place.

NOTE 5 - DISCONTINUED OPERATIONS

       The Company determined in December 1998 to discontinue its pool care business and to seek other business opportunities. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations. The loss on discontinued operations is summarized as follows:
                                         From
                                       Inception on
                                        July 12,
                                        1996 Through
                                         December 31,
                                          1998

       Condensed Income          $              3,280

       Condensed Expenses                     (52,398)

       Condensed Net Loss        $            (49,118)