Form 10QSB
period 1999-03-31
SPORTSNUTS COM INTERNATIONAL INC
filed 1999-05-19
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the transition period from ________ to ___________

                               Commission file number: 333-14477

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                       87-0561426
    -------------------------------                           ----------
    (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                           Identification No.)

    The Towers at South Towne #2,   Suite 550,
    10421 South 400 West,
    Salt Lake City, Utah                                     84095.
    --------------------                                     ------
    (Address of principal executive offices)                 (Zip Code)

                                 (801) 816-2500
                            Issuer's telephone number

              Durwood, Inc. 4085 West 4715 South Kearns, Utah 84118
             ------------------------------------------------------
             (Former name or former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X ] Yes [ ] No


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of the issuer's classes of common stock, as of the latest practicable date. As of April 7, 1999, the Company had outstanding 12,741,361 shares of common stock, par value $0.0001 per share.

    Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 1999. On April 6, 1999, the Company concluded an exchange offer (the "Exchange Offer") for approximately 81% of the outstanding common stock of SportsNuts.com, Inc., a Delaware corporation ("SportsNuts"). Therefore, these Financial Statements and accompanying notes do not reflect the condition, balance sheet, profit and loss, and operations of the Company, following the Exchange Offer.

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (formerly Durwood, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                           (Unaudited)     (Audited)
                                                            March 31,     December 31,
                                                              1999           1998
                                                           ----------     ------------

CURRENT ASSETS

  Cash                                                      $    330       $    520

    Total Current Assets                                         330            520
                                                            --------       --------

    TOTAL ASSETS                                            $    330       $    520
                                                            ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                         $     --       $     --
                                                            --------       --------

    Total Current Liabilities                                     --             --
                                                            --------       --------

    TOTAL LIABILITIES                                       $     --       $     --

STOCKHOLDERS' EQUITY

  Preferred stock: 500,000 shares authorized of $0.001
   par value but unissued                                         --             --
  Common stock: 50,000,000 shares authorized of
   $0.001 par value, 1,103,500 shares issued and
   outstanding                                                 1,104          1,104
  Additional paid-in capital                                  48,534         48,534

 Deficit accumulated during the development stage            (49,308)       (49,118)
                                                            --------       --------
    Total Stockholders' Equity                                   330            520
                                                            --------       --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $    330       $    520
                                                            ========       ========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (formerly Durwood, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                     From
                                         For the                 Inception on
                                    Three Months Ended             July 12,
                                         March 31,               1996 Through
                              -----------------------------        March 31,
                                 1999              1998              1999
                              -----------       -----------      ------------
REVENUES                      $        --       $        --       $        --

EXPENSES                               --                --                --

OPERATING LOSS                         --                --                --

LOSS FROM DISCONTINUED
 OPERATIONS                          (190)           (2,616)          (49,308)
                              -----------       -----------       -----------

NET LOSS                      $      (190)      $    (2,616)      $   (49,308)
                              ===========       ===========       ===========

BASIC NET LOSS PER SHARE
 OF COMMON STOCK              $     (0.00)      $     (0.00)
                              ===========       ===========

BASIC WEIGHTED AVERAGE
 OF OUTSTANDING SHARES          1,103,500         1,103,500
                              ===========       ===========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (formerly Durwood, Inc.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity


                                                                                       Deficit
                                                                                      Accumulated
                                               Common Stock            Additional     During the
                                         ------------------------       Paid-in       Development
                                          Shares         Amount         Capital          Stage
                                         ---------      ---------     -----------     -----------
Balance, July 12, 1996                          --      $      --      $      --       $      --

Common stock issued for cash at
  $0.01 per share on July 15, 1996       1,000,000          1,000          9,000              --

Net loss for the five months
 ended December 31, 1996                        --             --             --          (7,001)
                                         ---------      ---------      ---------       ---------

Balance, December 31, 1996               1,000,000          1,000          9,000          (7,001)

Common stock issued for cash
 at $0.50 per share on
 April 21, 1997                            103,500            104         51,646              --

Stock issuance costs                            --             --        (12,112)             --

Net loss for the year ended
 December 31, 1997                              --             --             --         (18,583)
                                         ---------      ---------      ---------       ---------

Balance, December 31, 1997               1,103,500          1,104         48,534         (25,584)

Net loss for the year ended
 December 31, 1998                              --             --             --         (23,534)
                                         ---------      ---------      ---------       ---------

Balance, December 31, 1998               1,103,500          1,104         48,534         (49,118)

Net loss for the three months ended
 March 31, 1999 (unaudited)                     --             --             --            (190)
                                         ---------      ---------      ---------       ---------

Balance, March 31, 1999 (unaudited)      1,103,500          1,104      $  48,534       $ (49,308)
                                         =========      =========      =========       =========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (formerly Durwood, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                     From
                                                             For the             Inception on
                                                       Three Months Ended          July 12,
                                                             March 31,           1996 Through
                                                     -----------------------       March 31,
                                                       1999           1998           1999
                                                     --------       --------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Income (loss) from operations                      $   (190)      $ (2,616)      $(49,308)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                           --            272          5,439
    Increase in accounts payable                           --          1,225             --
                                                     --------       --------       --------

     Net Cash Used by Operating Activities               (190)        (1,119)       (43,869)
                                                     --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in equipment                                  --             --         (5,439)
                                                     --------       --------       --------

      Net Cash Provided by Investing Activities            --             --         (5,439)
                                                     --------       --------       --------

CASH FLOWS FORM FINANCING ACTIVITIES

  Payment of deferred stock offering costs                 --             --        (12,112)
  Common stock issued for cash                             --             --         61,750
                                                     --------       --------       --------

      Net Cash Provided by Financing Activities            --             --         49,638
                                                     --------       --------       --------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                             (190)        (1,119)           330

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      520         18,068             --
                                                     --------       --------       --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $    330       $ 16,949       $    330
                                                     ========       ========       ========
Cash Paid For:

  Interest                                           $     --       $     --       $     --
  Income taxes                                       $     --       $     --       $     --

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (formerly Durwood, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and December 31, 1998


NOTE 1 -   ORGANIZATION AND HISTORY

           a. Organization

           SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. The Company has not commenced active business operations and is considered a development stage company. The proposed business and purpose of the Company's formation is to engage in the business of making and selling custom pool cues as collectors items as well as for playing pool and billiards; and to engage in and perform any and all acts and activities customary in connection therewith, or incident thereto. In December 1998, the Company determined to terminate its pool cue business and to seek new business opportunities.

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

           e. Income Taxes

           The Company provides for income taxes based on income reported for financial reporting purposes. At March 31, 1999, the Company has a loss carryover of approximately $49,000 which expires in 2014. The potential benefit of the tax loss carryover has been offset by a valuation allowance.

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


                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (formerly Durwood, Inc.)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 1999 and December 31, 1998


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


NOTE 3 -   DISCONTINUED OPERATIONS

           The Company determined in December 1998 to discontinue its pool cue business. Therefore, all revenues generated by the Company have been netted against the expenses and are grouped into the discontinued operations line on the statement of operations. The loss on discontinued operations is summarized as follows:


                                                                      From
                                                                   Inception on
                                                                     July 12,
                                                                   1996 Through
                                                                   December 31,
                                                                       1998
                                                                   ------------
           Condensed Income                                         $  3,280

           Condensed Expenses                                        (52,588)

           Condensed Net Loss                                       $(49,308)
                                                                    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion of the financial condition and results of operations of SportsNuts.com International, Inc. (formerly Durwood, Inc.) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein.

OVERVIEW

           As of March 31, 1999, the Company has not commenced any active business operations and is considered a development stage company. The proposed business and purpose of the Company's formation is to engage in the business of making and selling custom pool cues as collectors items as well as for playing pool and billiards and to engage in and perform any and all acts and activities customary in connection therewith, or incident thereto. In December 1998, the Company determined to terminate its pool cue opportunities.

           On January 20, 1999, the Company entered into a letter of intent to acquire all of the outstanding shares of SportsNuts.com, Inc., a privately-held Delaware corporation ("SportsNuts"). On April 6, 1999, the Company completed the first stage of the acquisition of SportsNuts (the "Acquisition"), acquiring approximately 81% of the outstanding common stock of SportsNuts on a basis of one (1) share of SportsNuts in exchange for 0.654904748 shares of the Company. On April 20, 1999, the Company filed with the Commission a report on Form 8-K summarizing the Acquisition.

           SportsNuts is an online sports community and sports "club" that uses the Internet, media, and direct sales to sell sports, outdoors, and fitness-related products and services to the members of its club throughout the world. Through its web site located at http:www.sportsnuts.com, SportsNuts is attempting to build the most comprehensive online sports community and electronic sports mall in the world.


PROJECTED USES OF FUNDS

           Over the next twelve months, the Company intends to direct its working capital in four areas: (i) development of its Web Site and its Internet and extranet electronic commerce solutions, (ii) media and promotions, and (iii) development of its network of independent distributors. The Company plans to allocate $1.2M toward the development and acquisition of hardware and software systems, acquisition of technology personnel and programmers, and outside consulting. With respect to media, the Company plans to allocate $1.5 million to marketing and advertising. To properly motivate, train, and attract distributors to the Company's sales force, the Company intends to allocate $1.1 million for training, giveaways, contests, and events for its distributors. The Company also intends to allocate $0.4 million toward the development of a comprehensive database for its distributors that will be accessible via the World Wide Web and will enable them to track product/service sales, enrollments of customers and other distributors within their downline sales force, and commissions earned. Finally, the Company intends to allocate $1.1, $0.5, and $0.4 million for administration, facilities, and professional fees, respectively, during the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

           Since inception, SportsNuts has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock. Several of SportsNuts's loans outstanding have since been converted to common stock.

           The Company believes that its capital resources are sufficient to meet its working capital needs for the next six months. Accordingly, the Company intends to raise additional funds through a private offering of its common stock in an amount sufficient to maintain operations until such time the Company can sustain operations internally from its revenues. Notwithstanding the foregoing, the Company's capital needs will depend upon many factors in the execution of the Company's future strategy, including the Company's future growth rate, the number of distributors and customers who enroll with the Company, the success of the Company's external marketing effort, the number of visits (in terms of hits and page views) on its web site, and various other factors.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

           FORWARD LOOKING STATEMENTS

           To the extent any statement presented herein deals with information that is not historical, such statement is necessarily forward looking. As such, it is subject to the occurrence of many events outside of the Company's control that could cause the Company's results to differ materially from predicted results.

           RISK FACTORS

           The risk factors described below are based on the business of the Company following the Acquisition of SportsNuts, with the Company pursuing the business conducted by SportsNuts prior to the Acquisition.

OPERATING RISKS

           LACK OF EXTENSIVE OPERATING HISTORY. The SportsNuts business was formed in 1996 and is subject to all risks inherent in the creation of a new business and the development of new products and services, including the absence of a history of significant operations and of proven products and services which have been produced and sold over a significant period of time. SportsNuts is continuing to establish many functions which are necessary to conduct business, including without limitation, managerial and administrative structure, marketing activities, financial systems and personnel recruitment. SportsNuts has a limited operating history and limited sales revenues.

           DEPENDENCE ON KEY PERSONNEL. The Company's success depends, in large part, upon the talents and skills of its management and, in particular, Kenneth Forrest, the President and founder of the Company. To the extent that any of its key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found. There is no assurance that the Company would be able to find suitable replacements for such personnel or that suitable personnel could be obtained for an amount affordable to the Company.

           ADDITIONAL FINANCING REQUIREMENTS. The Company may require additional capital in the future for expansion, additional marketing, computer software and systems, overhead, administrative, and other expenses. There is no assurance that the Company will be able to raise additional funds or that financing will be available on acceptable terms. Lack of additional funds could significantly affect the Company and its business. Further, funds raised through equity financing could be dilutive to holders of the Shares.

           RELIANCE UPON INDEPENDENT DISTRIBUTORS. The Company's principal sales force consists of independent distributors ("Players") who are not employees of the Company. Relationships with distributors are voluntarily terminable by the distributors, or the Company at any time. The Company's revenue is substantially dependent upon the efforts of the distributors, and any growth in future sales volume will require an increase in the productivity of existing Distributors and/or growth in the total number of distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase the overall distributor force and motivate new and existing distributors. The size of the distribution force can also be particularly impacted by general economic and business conditions and a number of intangible factors such as adverse publicity regarding the Company, or the public's perception of products sold through the Company or its Web Site, the content of the material and the overall theme of the Web Site, product ingredients or components, the distributors themselves, the Internet or Internet-based companies in general, or network marketing. Because of the number of factors that impact the sponsoring of new distributors, and the fact that the Company has little or no control over the level of sponsorship of new distributors, the Company cannot predict the timing or degree of those fluctuations. There can be no assurance that the number of productivity of the distributors will be sustained at current levels or increased in the future. In addition, the number of distributors as a percent of the population in a given market could theoretically reach levels that become difficult to exceed due to the finite number of persons inclined to pursue a network marketing business opportunity. Since distributors are independent contractors, the Company is not in a position to provide the same level of direction, motivation and oversight as it would with respect to its own employees.

           DEVELOPMENT STAGE COMPANY. Since the date of its inception, the Company has operated on a small scale and has not yet generated a profit. To achieve any significant measure of profitability, the Company must create substantial activity through its Web Site to generate advertising revenues, product sales, and the enrollment of distributors, with each such distributor attracting additional customer ("Fans") to participate in the SportsNuts.com club or otherwise purchase products from the Company. Although the Company has generated increased activity on its Web Site and has increased the number of distributors and customers on a monthly basis over the course of 1999, there can be no assurance that the Company will continue to do so in the future or that such increases will ultimately lead to the Company becoming profitable.

           SEASONALITY. While neither seasonal nor cyclical variations have materially affected the Company's results of operations in the past, the Company's short operating history may have suppressed these factors. For example, with respect to product sales, the use of sports, outdoor, and fitness equipment and apparel is generally seasonal and therefore demand for these items can fluctuate greatly depending upon the time of year. There can be no assurance that seasonal or cyclical variations will not materially adversely affect the Company's results of operations in the future.

           RELIANCE UPON MANUFACTURER-SUPPLIERS. The Company does not manufacture any of the products sold from its Internet Web Site, and therefore relies upon the Affiliates who sell these products through the Web Site to supply all of the products to SportsNuts.com customers. These Affiliates are primarily manufacturer's representatives. The Company's profit margins and the ability for consumers to receive existing products on a timely basis are substantially dependent upon these Affiliates. The development of additional new products in the future will likewise be dependent in part on the services of suitable Affiliates. The failure of any one of the Company's Affiliates to produce and deliver quality products and services in a timely manner on a consistent basis could negatively affect the sale of products from the Company's Web Site and could have a material adverse effect on the Company's financial condition and results of operations.

           POTENTIAL EFFECTS OF ADVERSE PUBLICITY. The size of the distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company, including publicity regarding the content of material displayed on the Web Site, activities and events sponsored by the Company, the legality of the Company's distribution system, the quality of the products distributed through the Company's Web Site, regulatory investigations of the Company and the products distributed by Affiliates who sell such products through the Web Site, actions by certain Distributors, and the public's perception of the Distributors as representatives of the Company and of direct selling and network marketing businesses generally.

           POTENTIAL NEGATIVE IMPACT OF DISTRIBUTOR ACTIONS. Actions by certain distributors can negatively impact the Company and its products. The publicity resulting from Distributor activities such as inappropriate earnings claims and product representations by distributors can make the sponsoring and retaining of distributors more difficult, thereby negatively impacting sales. There can be no assurance that these or actions of other distributors will not have a material adverse effect on the Company's business or results of operations.

           MANAGEMENT OF GROWTH. The Company anticipates that it will experience rapid growth in the next few years of operations. The management challenges imposed by this growth include entry into new markets, growth in the number of persons accessing the Web Site, Affiliates, employees, distributors, and customers, expansion of facilities and computer systems necessary to accommodate such growth, and additions and modifications to the product lines offered through the Company's Web Site. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, computer, and management systems. If the Company is unable to manage growth effectively or hire or retain qualified personnel, the Company's business and results of operations could be materially adversely affected.

           GOVERNMENT REGULATION OF DIRECT SELLING ACTIVITIES. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. As is the case with most companies which are involved in network marketing, the Company may receive inquiries from various government regulatory authorities regarding the nature of its business and other issues such as compliance with local business opportunity and securities laws. Although the Company has not received any such inquiry to date, there can be no assurance that the Company will not face such inquiries in the future which, either as a result of findings adverse to the Company or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations. While the regulations governing network marketing are complex and vary from state to state, based on research conducted to date, the Company believes that its method of distribution is in compliance in all material respects with the laws and regulations relating to direct selling activities of the states in which the company currently operates, and intends to modify its network marketing system to comply with various regulatory authorities. The failure to comply in any one state could cause the Company to pay fines as well as cease operations in that state, which in turn could influence the decisions of regulatory authorities in other states and could have a material adverse effect upon the Company's financial condition and results of operations.

           GOVERNMENTAL REGULATION OF NETWORK MARKETING IN GENERAL. The Company's network marketing system is or may be subject to or affected by extensive government regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. In addition, the Internal Revenue Service and state taxing authorities in any of the states or U.S. territories where the Company has distributors could classify the distributors as employees of the Company (as opposed to independent contractors). Any assertion of determination that the Company's business is not in compliance with government requirements could have a material adverse effect upon the Company's financial condition and results of operations.

           GOVERNMENTAL REGULATION OF PRODUCTS AND MARKETING. The Company is subject to or affected by extensive governmental regulations not specifically addressed to network marketing. Such regulations govern, among other things, (i) content of material displayed on the Internet, (ii) product formulation, labeling, packaging and importation, (iii) product claims and advertising, whether made by the Company, the Company's Affiliates or distributors of the Company, (iv) fair trade and distributor practices, and (v) taxes. Based on the Company's experience and research (including assistance from legal counsel), the Company believes that it is in material compliance with all regulations applicable to the Company. Despite this belief, the Company could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by its distributors. Any assertion or determination that the Company or any of its distributors are not in compliance with existing laws or regulations could potentially have a material adverse effect on the Company's business and results of operations. In addition, in any jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the retention, motivation, and recruitment of distributors and, consequently, on the Company's sales and earnings.

           GOVERNMENT REGULATION OF THE INTERNET. There are currently few laws or regulations directly applicable to electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the World Wide Web. Although transmissions from the Company's Web Site will originate from the States of Utah and California, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, the Company's affiliates, or customers purchasing products through the Web Site.

           DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. The Company's future success is substantially dependent upon continued growth in the use of the Internet and the World Wide Web in order to support the volume of activity necessary to generate advertising revenue and the sale of the products. Rapid growth in the use of the Internet is a recent phenomenon, and the Company relies on consumers who have historically used traditional means of media and commerce for entertainment and the purchase of goods and services. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that communication or commerce over the Internet will become more widespread or that the Internet will otherwise become a viable commercial marketplace. Moreover, to the extent that the Internet continues to experience significant growth in the number of users and frequency of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such growth, or that the performance or reliability of the World Wide Web will not be adversely affected thereby. In addition, certain factors such as Internet commerce security and the speed of Internet transmissions may deter existing as well as potential SportsNuts.com customers from engaging in transactions on the Internet. The occurrence of any of these risks could adversely affect the Company's business, operating results, and financial condition.

           RISK OF COMPUTER SYSTEM FAILURE. The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted access to its Web Site, which requires that the Company protect its computer hardware and software systems and the data and information stored in connection therewith. The Company's systems are vulnerable to damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. Any substantial interruption in the Company's systems would have a material adverse effect on the Company's business, operating results, and financial condition. Although the Company carries general commercial insurance coverage, such coverage may not be adequate to compensate for the losses that may occur. In addition, the Company's systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access the Company's Web Site. The occurrence of any of these risks could have a material adverse effect upon the Company's business, results of operations, and financial condition.

           ELECTRONIC COMMERCE SECURITY RISKS. A significant barrier to electronic commerce is the secure transmission of confidential information over the Internet. The Company relies upon encryption and authentication technology to provide the security necessary to affect secure transmissions of confidential information. There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Web Site, and therefore lead to the misappropriation of such data by third parties.

Any such breach, compromise, or misappropriation could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company's business, results of operations, or financial condition.

           RAPID TECHNOLOGICAL CHANGE. The Internet and on-line commerce industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render the Company's existing Web Site and the services provided pursuant thereto obsolete. The Company's future success will substantially depend on its ability to enhance its existing services, develop new services, and otherwise respond to technological advances in a timely and cost-effective manner. If the Company is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if the Company's Web site does not achieve market acceptance, the Company's business, operating results, and financial condition would be adversely affected.

           RELIANCE ON CERTAIN DISTRIBUTORS. The Company's compensation plan allows existing distributors to sponsor new distributors. The sponsoring of new distributors creates multiple distributor levels in the network marketing structure. Sponsored distributors are referred to as "downline" distributors within the sponsoring distributor's "downline network." If downline distributors also sponsor new distributors, additional levels of downline distributors are created, with the new downline distributors also becoming part of the original sponsor's "downline network." As a result of this network marketing distribution system, distributors develop relationships with other distributors. A few key distributorships comprise the Company's highest distributor levels. These distributorships have developed extensive downline networks which consist of many sub-networks. Together with such networks, these distributorships account for substantially all of the Company's revenue attributable to direct sales. Consequently, the loss of such a key distributor together with a group of leading distributors in such distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect sales of products, impair the Company's ability to attract new distributors and adversely impact earnings and the business and financial condition of the Company.

           NO PROPRIETARY PRODUCTS/NON-EXCLUSIVE LICENSE FOR PRODUCT SALES. The Company does not offer products or services through its Web Site that enjoy any significant proprietary protection for the benefit of the Company. Moreover, because written distribution agreements are not common for firms which sell sporting goods, apparel, and outdoor products, the Company's Affiliates distribute most of the products without written agreements or licenses from the manufacturer. The lack of proprietary protection and exclusive licenses substantially diminishes the barriers to entry for potential competitors of the Company, and could adversely affect the Company's future prospects for growth and profitability.

           TRADEMARK REGISTRATION. The U.S. Patent and Trademark Office ("USPTO") has not approved the Company's applications for use of the name "SPORTSNUTS.COM," the Company's logo, and the slogan: "The Business of Sports." If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to those of the Company could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were required to change its name, it could lose all goodwill associated with the "SPORTSNUTS.COM" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SPORTSNUTS.COM" or similar name is likely to cause confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, in any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event any required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

           COMPETITION. The Company competes with other sports-themed Internet sites, sports clubs, and direct selling and electronic commerce-based organizations, many of which have longer operating histories and higher visibility, name recognition, and financial resources. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. Moreover, as use of the Internet grows, Management also anticipates a rapid increase in the number of firms selling goods and services over the Internet. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. The Company's Affiliates compete in the intensely competitive market for sports, outdoor, and fitness goods and apparel and compete directly with companies that manufacture and market these goods and services. Many competitors of the Company's Affiliates have much greater name recognition and financial resources than the Company's Affiliates. While the Company believes that consumers appreciate the convenience of ordering products from home through a sales person, through a catalog, or on the Internet, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's offerings on its Web Site in each product category are also relatively small compared to the wide variety of products and services offered by other electronic commerce companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

           PRODUCT LIABILITY. Although the Company does not manufacture any of the products purchased or sold through its Web Site, it may be subject to liability for losses caused by such products. While the Company maintains a general commercial liability insurance policy, there is no guarantee that this policy will provide coverage for or that any such coverage will be sufficient to satisfy the claims of a successful product liability claim. Accordingly, a successful products liability claim against the Company could have a material adverse effect on the Company's business, results of operations, and financial condition.

PRIVATE CAPITAL/NEED FOR ADDITIONAL CAPITAL

           SportsNuts presently has limited operating capital with which to engage in its business. Upon completion of the Private Offering and the Acquisition, the amount of capital available to SportsNuts will still be limited and may not be sufficient to enable it to conduct its business operations without additional fund-raising. The Company has no commitments for additional cash funding beyond the proceeds expected to be received from this offering. It is very probable that the Company will have to raise additional capital in order to fund its anticipated growth. If the Company seeks new equity investors in order to raise additional capital, it will dilute the ownership of the Company's stockholders, including persons who purchase shares in the Private Offering, and such dilution could be significant.

ANTI-TAKEOVER PROVISIONS

           The Restated Certificate of Incorporation of the Company contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors and super-voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their common stock.

SECURITIES ELIGIBLE FOR PUBLIC TRADING.

           Of the 12,741,361 shares of the Company's common stock to be outstanding immediately after completing both stages of the Acquisition, 2,441,713 shares will be freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the common stock.

NO DIVIDENDS.

           The Company does not currently intend to pay cash dividends on its common stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

PRIVATE LIABILITY OF MANAGEMENT.

           The Company has adopted provisions in its Certificate of Incorporation which limit the liability of its Officers and Directors and provisions in its by-laws which provide for indemnification by the Company of its Officers and Directors to the full extent permitted by Delaware corporate law. The Company's certificate of incorporation generally provides that its directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the shareholders' ability to hold directors liable for breaches of fiduciary duty.

POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK.

           The Company will be authorized to issue up to 50,000,000 shares of common stock. To the extent of such authorization, the Board of Directors of the Company will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock offered hereby. The Company will also be authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the common stock offered hereby. See "Description of Securities."

VOLATILITY OF STOCK PRICES.

           In the event that there is an established public market for the Company's common stock, market prices will be influenced by many factors and will be subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS.

           The common stock of the Company may be considered a low priced security under rules promulgated under the Exchange Act. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.



YEAR 2000 COMPLIANCE

           The Company's three servers have all been tested for Year 2000 compliance and each have been found to meet the National Software Testing Laboratories Standard. Each of the Company's two operating systems have also been updated for Year 2000 compliance. With respect to the Company's hubs, switches, and PIX Firewall, each have been found to meet the Information Technology Association of America standards for Year 2000 compliance. Management believes that its computer systems are Year 2000 compliant, and intends to work with its Affiliates over the coming year to ensure that their systems are also Year 2000 compliant. Nevertheless, significant uncertainty exists concerning the potential impact of the Year 2000 on computer systems generally. Any year 2000 compliance problems of the Company or any of its customers or Affiliates could have a material adverse effect upon the Company's business, results of operations, or financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

(a)
The following document is incorporated by reference from the Form SB-2 of the Company filed October 18, 1996:

Exhibit No.                   Description
-----------                   -----------
3*                            Bylaws of Durwood, Inc.

The following document is incorporated by reference from the Form 8-K of the Company filed April 20, 1999:

Exhibit No.                   Description
-----------                   -----------
2.1*                          Agreement and Plan of Reorganization among
                              Durwood, Inc., SportsNuts.com, Inc., and Darren
                              Heiselt

           The following documents are filed as exhibits to this Form 10-QSB:

Exhibit No.                   Description
-----------                   -----------
Exhibit 3(i)                  Restated Certificate of Incorporation of
                              SportsNuts.com International, Inc. (formerly,
                              Durwood, Inc.)

Exhibit 10.1#                 SportsNuts.com International, Inc. 1999 Stock
                              Option Plan

Exhibit 10.2#                 Form of Stock Option Grant.

Exhibit 10.3                  Lease Agreement for Corporate Office in Salt Lake
                              City, Utah

Exhibit 10.4                  First Amendment to Lease Agreement for Corporate
                              Office in Salt Lake City, Utah

Exhibit 10.5 Three Gateway Office Lease for Company office located in Phoenix, Arizona

Exhibit 10.6#                 Executive Employment Agreement between Company and
                              Kenneth Denos

Exhibit 10.7#                 Executive Employment Agreement between Company and
                              Rodger Smith

Exhibit 10.8#                 Summary of Agreement between Company and Anthony
                              Moore, a Director, regarding payment for capital raising services

Exhibit 10.9 Business Loan Agreement and related documents between the Company and Zions First National Bank

Exhibit 27                    Financial Data Schedule

* Denotes exhibits specifically incorporated in this Form 10-QSB by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.

# Identifies management or compensatory plans, contracts, or arrangements.

(b) Not applicable

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPORTSNUTS.COM INTERNATIONAL, INC.
                                        (Formerly Durwood, Inc.)



           Date: May 18, 1999           By /s/Kenneth Denos
                                           -------------------------------------
                                           Kenneth Denos
                                           Chief Financial Officer

Exhibit Index

The following document is incorporated by reference from the Form SB-2 of the Company filed October 18, 1996:

Exhibit No.                   Description
-----------                   -----------
3                             Bylaws of Durwood, Inc.

The following document is incorporated by reference from the Form 8-K of the Company filed April 20, 1999:

Exhibit No.                   Description
-----------                   -----------
2.1                           Agreement and Plan of Reorganization among
                              Durwood, Inc., SportsNuts.com, Inc., and Darren
                              Heiselt

           The following documents are filed as exhibits to this Form 10-QSB:

Exhibit No.                   Description
-----------                   -----------

Exhibit 3(i)                  Restated Certificate of Incorporation of
                              SportsNuts.com International, Inc. (formerly,
                              Durwood, Inc.)

Exhibit 10.1                  SportsNuts.com International, Inc. 1999 Stock
                              Option Plan

Exhibit 10.2                  Form of Stock Option Grant.

Exhibit 10.3                  Lease Agreement for Corporate Office in Salt Lake
                              City, Utah

Exhibit 10.4                  First Amendment to Lease Agreement for Corporate
                              Office in Salt Lake City, Utah

Exhibit 10.5 Three Gateway Office Lease for Company office located in Phoenix, Arizona

Exhibit 10.6                  Executive Employment Agreement between Company and
                              Kenneth Denos

Exhibit 10.7                  Executive Employment Agreement between Company and
                              Rodger Smith

Exhibit 10.8                  Summary of Agreement between Company and Anthony
                              Moore, a Director, regarding payment for capital raising services

Exhibit 10.9 Business Loan Agreement and related documents between the Company and Zions First National Bank

Exhibit 27                    Financial Data Schedule