Form 10QSB
period 1999-06-30
SPORTSNUTS COM INTERNATIONAL INC
filed 1999-08-16
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                       SPORTSNUTS.COM INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                               87-0561426
 ----------------------------------------          -------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

      The Towers at South Towne II,
               Suite 550,
          10421 South 400 West,
          Salt Lake City, Utah                            84095
 ----------------------------------------          -------------------
 (Address of principal executive offices)              (Zip Code)

                                 (801) 816-2500
                            Issuer's telephone number

--------------------------------------------------------------------------------
       (Former name or former address and former fiscal year, if changed since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1999, the Company had outstanding 15,724,227 shares of common stock, par value $0.0001 per share.

    Transitional Small Business Disclosure Format (check one) [ ] Yes [X] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 1999. Due to the fact that the Company was a dormant public company prior to the acquisition of SportsNuts.com, Inc. (as described in footnote 3, below) the condensed financial statements are not comparable for the periods presented.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

                      SPORTSNUTS.COM INTERNATIONAL, INC.
                                BALANCE SHEETS

                                                        JUNE 30          DECEMBER 31
                                                          1999              1998
                                                      ------------       -----------
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                          $  2,381,771        $    520
   Accounts receivable                                     206,729              --
   Inventory                                                60,654              --
   Other current assets                                     76,929              --
                                                      ------------        --------
     Total current assets                                2,726,083             520

Property and equipment, net                                836,137              --
Goodwill, net                                            6,822,015              --
                                                      ------------        --------
     Total assets                                     $ 10,384,235        $    520
                                                      ============        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                   $    188,088              --
   Accrued liabilities                                     133,875              --
   Accrued compensation and other benefits                  15,961              --
                                                      ------------        --------
     Total current liabilities                             337,924              --

Commitments

Minority interest

Shareholders' equity:
   Common stock, 50,000,000 shares authorized,
    par value $.0001, 15,724,227 and 2,441,713
    issued and outstanding at June 30, 1999
    and December 31, 1998                                    1,572           1,104
   Additional paid-in capital                           15,741,691          48,534
   Accumulated deficit                                  (4,209,452)        (49,118)
     Subscription receivable                            (1,487,500)             --
                                                      ------------        --------
     Total shareholders' equity                         10,046,311             520

     Total liabilities and shareholders' equity       $ 10,384,235        $    520
                                                      ============        ========

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                            (UNAUDITED)
Net sales                                         $    322,137      $      2,480

Operating Expenses:
   Cost of sales                                       320,803                --
   General and administrative                          632,632            14,469
   Selling and marketing                               313,353                --
   Research and development                             28,945                --
                                                  ------------      ------------
     Total operating expense                         1,295,733            14,469

Loss from operations before minority interest         (973,596)          (11,989)

Minority interest                                      (82,552)               --
                                                  ------------      ------------
Net loss                                          $   (891,044)     $    (11,989)
                                                  ============      ============
Loss per common share - basic and diluted         $      (0.06)     $      (0.01)
                                                  ============      ============
Weighted average number of common and common
  equivalent shares                                 14,279,138         1,103,500
                                                  ============      ============

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
                                                            (UNAUDITED)
Net sales                                         $    322,137      $      2,480

Operating Expenses:
   Cost of sales                                       320,803                --
   General and administrative                          632,822            17,085
   Selling and marketing                               313,353                --
   Research and development                             28,945                --
                                                  ------------      ------------
     Total operating expense                         1,295,923            17,085

Loss from operations before minority interest         (973,786)          (14,605)

Minority interest                                      (82,552)               --
                                                  ------------      ------------
Net loss                                          $   (891,234)     $    (14,605)
                                                  ============      ============
Loss per common share - basic and diluted         $      (0.11)     $      (0.01)
                                                  ============      ============

Weighted average number of common and common
  equivalent shares                                  8,201,214         1,103,500
                                                  ============      ============

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ---------------------------
                                                                    1999             1998
                                                                ------------       --------
                                                                        (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                     $   (973,786)      $(14,605)
   Adjustments to reconcile net income to net cash used in
     operating activities
      Depreciation                                                    55,743            544
      Amortization of goodwill                                       359,053             --
      Changes in operating assets and liabilities:
         Accounts receivable                                        (206,729)         4,077
         Inventory                                                   (39,667)            --
         Other current assets                                        (16,909)            --
         Accounts payable                                            (29,643)            --
         Other liabilities                                           (32,642)            --
                                                                ------------       --------
Net cash used in operating activities                               (884,580)        (9,984)

Cash flows from investing activities:
   Purchases of property and equipment                              (519,998)            --
   Acquisition, net of cash acquired                                 247,929             --
                                                                ------------       --------
         Net cash used in investing activities                      (272,069)            --

Cash flows from financing activities:
   Net proceeds from issuance of common stock                      3,537,900             --
                                                                ------------       --------
         Net cash provided by financing activities                 3,537,900             --
                                                                ------------       --------
Net increase (decrease) in cash and cash equivalents               2,381,251         (9,984)
Cash and cash equivalents at the beginning of period                     520         18,068
                                                                ------------       --------
Cash and cash equivalents at the end of period                  $  2,381,771       $  8,084
                                                                ============       ========

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") is an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company has combined the three powerful forces of sports, the Internet, and network marketing in an effort to build the largest, targeted online customer base of global sports enthusiasts. To date, the Company has derived revenues principally from four sources: (i) proceeds from enrollments of club members, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and
(iv) purchases of sports, outdoors, and fitness-related products and services. The Company's strategy is to build and test its business model on a localized scale, and thereafter deploy the model across the United States and international markets. The Company was incorporated under the laws of the State of Delaware on July 12, 1996. Prior to the acquisition of SportsNuts.com, Inc., a privately held Delaware corporation ("SportsNuts"), on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB and Article 10 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1999 filing on Form 8-K/A made on June 18, 1999. Due to the fact that the Company was a dormant public company, prior to the acquisition of SportsNuts described below in footnote 3, the condensed financial statements are not comparable for the periods presented.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the full year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and these accompanying notes. Actual results could differ from those estimates.

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                  JUNE 30, 1999
                                   (UNAUDITED)

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The Company excluded 3,363,098 options and 2,293,694 warrants from the weighted average shares outstanding computation at June 30, 1999 and 1998, respectively, because their effect would be antidilutive.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. There have been no items of other comprehensive income to date.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 1999 of approximately $4,209,452 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

The net loss for the year ended December 31, 1998 and the six months ended June 30, 1999 was $23,534 and $891,234, respectively. To date the Company has funded its operations through the issuances of common stock. The Company anticipates a net loss for the year ended December 31, 1999 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with the small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate membership revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and through membership revenues and sales of products and services. Management is confident that appropriate funding will be generated and future product

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                  JUNE 30, 1999
                                   (UNAUDITED)

sales will result from these opportunities and that the Company will continue operations over the next fiscal year.

3.  ACQUISITION

On April 6, 1999, the Company acquired (the "Acquisition") from accredited investors (the "Participating Shareholders") approximately eighty-one percent (81%) of the outstanding capital stock of SportsNuts.com, Inc., a private company. In conjunction with the Acquisition, the Company changed its name from Durwood, Inc. to SportsNuts.com International, Inc. Prior to the Acquisition, the Company conducted no active business. SportsNuts is an internet based, "on line" sports club and retail distributor of sports, outdoor, and fitness related products, services, and information.

In connection with the Acquisition, the Company effected a 2.213 for 1 forward stock split (the "Forward Split") of all then currently outstanding shares of its common stock, $0.0001 par value (the "Common Stock"). The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 1,103,500 to 2,441,713 shares. Immediately prior to the Acquisition, the Company sold to accredited investors 1,000,000 post Forward Split shares of Common Stock at $1.00 per share to raise gross proceeds of $1,000,000 (the "Private Offering"). As part of the Acquisition, the Company issued 7,651,252 shares of Common Stock to the Participating Shareholders of SportsNuts in exchange for their collective 11,683,000 shares of SportsNuts common stock. Each Participating Shareholder of SportsNuts received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts who were also accredited investors (each a "Participating Warrant Holder") warrants for the purchase of 3,353,113 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's Common Stock in exchange for each share of SportsNuts common stock it was entitled to purchase pursuant to its SportsNuts warrants. In the future, the Company may issue up to an additional 2,678,993 shares of Common Stock to acquire the remaining 4,090,660 shares of Common Stock of SportsNuts that are currently held by the remaining shareholders (other than the Company).

The unaudited pro forma results of operations assuming consummation of this acquisition for the six month periods ending June 30, 1999 and 1998 are as follows:

                                                   1999                1998
                                                -----------         -----------
Revenues                                        $   463,441         $   304,383
Net loss                                         (1,783,796)         (1,068,837)

Diluted net loss per common share               $     (0.22)        $     (0.25)

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                  JUNE 30, 1999
                                   (UNAUDITED)

4. STOCKHOLDERS EQUITY

ISSUANCE OF COMMON STOCK

Effective May 8, 1999, the Company issued 2,870,000 shares and reserved for issuance 25,000 shares of common stock at a price of $1.00 per share, net of issuance costs of $271,350. Additionally, in connection with the receipt of funds pursuant to the issuance of such shares and as compensation for the same, the Company issued or is obligated to issue (i) an aggregate of 443,500 shares of Common Stock to certain individuals, and (ii) warrants to certain individuals to acquire an aggregate of 298,776 shares of Common Stock at an exercise price of $1.00 per share. The warrants expire two years from the date of grant.

Effective June 15, 1999, the Company accepted subscriptions from certain investors to purchase 750,000 shares of Common Stock at an exercise price of $1.95 per share, net of issuance costs of $131,625. In connection with the receipt of such funds, the Company intends to issue warrants to certain individuals to acquire an aggregate of 67,500 shares at an exercise price of $1.95 per share. Such warrants will expire two years from the date of grant.

ISSUANCE OF WARRANTS AND OPTIONS

During the three-month period ended June 30, 1999, the Company issued warrants to acquire 346,651 shares of Common Stock at a weighted-average exercise price of $1.00 per share. The warrants were issued primarily in connection with capital raising efforts undertaken on behalf of the Company by certain individuals as discussed above. The warrants expire two years from the date of grant (see "Issuance of Common Stock"). Also during the three-month period ended June 30, 1999, the Company issued to various employees and service providers options to purchase 363,098 shares of Common Stock at a weighted-average exercise price of $4.38 per share. Such options were issued pursuant to the Company's 1999 Stock Option Plan and expire five years from the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the financial condition and results of operations of SportsNuts.com International, Inc. (hereafter, "SportsNuts.com" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

OVERVIEW

          SportsNuts.com is an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company has combined the three powerful forces of sports, the Internet, and network marketing in an effort to build the largest, targeted online customer base of global sports enthusiasts. To date, the Company has derived revenues principally from four sources: (i) proceeds from enrollments of club members, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services. The Company's strategy is to build and test its business model on a localized scale, and thereafter deploy the model across the United States and international markets.

INTERNET REVENUE MODEL

          Electronic Commerce. The e-commerce revenue model is generally characterized by four types of Internet retailers: (i) traditional retailers which possess existing internal fulfillment and customer service capabilities and have developed their own web site and reporting systems as an additional venue to market their products and services, (ii) traditional retailers which possess internal fulfillment and customer service capabilities but have formed partnerships with Internet-based companies to outsource the Web promotion of their products and services, (iii) retailers which market their products and services exclusively through the Internet and have developed internal fulfillment and customer service capabilities, and (iv) retailers which market their products and services exclusively through the Internet and have outsourced fulfillment and customer service obligations to third parties. These four models suggest that strategic alliances are likely to be formed between retailers possessing fulfillment and customer service capability without an e-commerce presence and Internet-based retailers, such as SportsNuts.com, desiring to focus on site promotion and implementation of systems but outsourcing fulfillment and customer service obligations. In any event, the complete e-commerce business model is similar to a traditional retailer inasmuch as Internet retailers generate a gross profit margin and have incidental expenses related to the electronic transaction.

          Advertising. Although continuously evolving, the advertising model for Internet-based companies relies heavily upon user demographics being captured to provide advertisers return-on-investment feedback. Most Internet-based advertising comes in the form of banner ads or identifying icons. Banner ads are usually sold in blocks of 1,000 impressions (referred to as CPMs or "cost per 1,000 impressions"), averaging $30.00 per CPM. Targeted advertising (page specific or user specific) can typically generate $60.00 per CPM. Advertisers generally reward originating sites for "click throughs" (users following an electronic link or pursuing an activity via their Web browser in order to receive a prescribed economic benefit). Advertisers are constantly developing new rate determinative criteria that allows advertisers to more precisely gauge the level of exposure for their ads, including advertisements which appear immediately while a new page is being loaded in the background of the Web browser. Of available advertising space, most Internet sites sell less than 20%. The Company anticipates that its emphasis on Web site development, together with the increase in membership (in terms of sports enthusiasts and participants in its network marketing operations) will likely generate advertising revenues within the next six months.

NETWORK MARKETING REVENUE MODEL

          Distributor and Customer Enrollments. Companies which use network marketing successfully are typically characterized by a sharp increase in distributor enrollment once these companies achieve a critical mass of active distributors within a geographic area. The Company's use of an aggressive media promotion campaign is intended to accelerate the enrollment of distributors and customers to achieve critical mass at an earlier stage.

          Product Sales. Product sales in companies involved in network marketing are primarily a function of the number of distributors and customers affiliated with the company. Because a certain level of product sales are generally required for distributors to receive commissions, revenue projections can be fairly predictable once an activity rate among all distributors is known.

          Sales Aids. Most companies involved in network marketing view distributor sales aids as a significant profit center. Similar to product sales, revenue from sales aids is primarily a function of the number of active distributors affiliated with the company.

RESULTS OF OPERATIONS

          Because the Company had no significant operating history prior to April 6, 1999, the following discussion of results of operations does not contain a comparative analysis of quarterly results for the periods ended June 30, 1999 and 1998. In the alternative, the following is management's discussion of the relevant items affecting results of operations during the quarter ended June 30, 1999, and preceding the filing of this report on Form 10-QSB.

          REVENUES. The Company incurred net revenues of $322,137 during the three month period ended June 30, 1999. This amount was primarily due to increased spending by the Company in marketing and sales. Using sports radio programs as a venue to reach prospective members, in April, 1999, the Company began airing thirty-second radio advertisements in the Phoenix, Arizona metropolitan area, using a well-known sports personality as a sponsor. The Company has also begun airing additional advertisements on sports radio stations in Orange County, California and Salt Lake City, Utah. Approximately $286,322, or 89% of revenues for the second quarter were attributable to membership sales from new distributors and customers. The Company anticipates that membership sales as a percentage of overall revenues will decline slightly over time as the Company launches its brokered Internet service and continues to develop its Web site. With respect to the Web site, over the next six months, the Company expects to begin receiving sufficient site traffic to generate (i) advertising revenues, (ii) electronic commerce sales, and (iii) revenues from other paid electronic services.

          SELLING AND MARKETING EXPENSES. Selling expenses for the three-month period ended June 30, 1999 were $313,353. This amount was primarily attributable to (i) the Company's advertising campaign and (ii) promotional efforts with respect to the Company's direct sales force in an attempt to increase branding awareness and promote involvement in the network marketing operations of the Company. During the second quarter, the Company initiated a system-wide increase in sales bonuses available to distributors. The sales bonus increases were intended to create incentives for distributors to enroll additional customers with the Company in the short-term. Over the long term, the Company anticipates that costs associated with the promotion and development of its independent sales force will increase commensurate with the number of distributors enrolled with the Company. In addition, over the long term, the Company expects that expenses incurred in connection with its distribution force will constitute a majority of the Company's selling expenses.

          PRODUCT DEVELOPMENT. Product research and development expenditures were $28,945 during the quarter ended June 30, 1999. Product development expenses related to the Company's Web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three-months ended June 30, 1999 was $632,632. This amount was principally due to personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $370,920 and $49,556, respectively, of this amount during the second quarter. The Company anticipates incurring approximately $50,000 in general and administrative expenses in the third quarter of 1999 related to its acquisition of Sportzz.com, Inc. (see "Summary of Recent Acquisition").

          EXPENSES RELATING TO PRIVATE OFFERINGS. During the second quarter, 1999, the Company conducted three separate private offerings of its Common Stock solely to accredited investors, receiving commitments for approximately $5.3 million in gross proceeds (the "Offerings") which consisted of $1 million initial capitalization as of April 6, 1999, $2.8 million in proceeds as of May 8, 1999, and a commitment for $1.5 million which has been reflected in the Company's Balance Sheet as a subscription receivable. The Company has paid or is obligated to pay out approximately $402,975 in cash commissions with respect to the Offerings.

SUMMARY OF RECENT REORGANIZATION

          On April 6, 1999, Durwood, Inc., a Delaware corporation approved for listing on the NASD Electronic Bulletin Board, acquired approximately 81% of the issued and outstanding shares of SportsNuts.com, Inc., a Delaware corporation ("SNC"). The above-described transaction was the first step in a two-stage transaction involving the acquisition of all of the shares of SNC by Durwood, Inc. on the basis of .654904748 shares of Durwood, Inc. for each share of SNC (hereafter, the "Reorganization"). After the consummation of the first step of the Reorganization, Durwood, Inc. held 11,683,000 shares of SNC common stock in exchange for 7,651,252 shares of Durwood, Inc. common stock. In addition, certain warrant holders of SNC also exchanged their SNC warrants for warrants issued by Durwood, Inc. on the same conversion basis as the SNC common stock. Also following the first phase of the Reorganization, Durwood, Inc. changed its name to SportsNuts.com International, Inc.

          Pursuant to the Agreement and Plan of Reorganization entered into by SNC and the Company, the remaining shares of SNC are anticipated to be acquired by the Company, together with an exchange of all options and warrants of SNC, sometime within the twelve-month period following the consummation of the first step of the Reorganization. As part of the second step of the Reorganization, the Company intends to issue shares of its Common Stock, options, and warrants equal to 2,678,993, 9,018,916, and 635,258 shares, respectively. On April 20, 1999, the Company filed with the Securities and Exchange Commission a report on Form 8-K summarizing the Reorganization, which report was supplemented with the filing of a Form 8-K/A on June 18, 1999.

SUMMARY OF RECENT ACQUISITION

          On July 28, 1999, the Company concluded an Agreement and Plan of Merger (the "Acquisition Agreement") with Sportzz.com, Inc., a Utah corporation ("Sportzz"), and with a wholly-owned subsidiary of the Registrant, SportsNuts Merger Sub., Inc., a Utah corporation ("Merger Sub"), ObjectSelect, L.C., a Utah limited liability company, being the sole shareholder of Sportzz (the "Shareholder"), and the members thereof, providing for a reverse triangular merger of Merger Sub into Sportzz (collectively, the "Acquisition"), with the result that Sportzz became a wholly-owned subsidiary of the Company. Immediately prior to the Acquisition, Sportzz was engaged in the development of internet based database management and application development software, and it maintained an internet web site employing its products for purposes of inputting, searching, and retrieving local sports information including from leagues, schools, teams, and their player rosters, game schedules, game results, photographs, articles, and statistics.

          As part of the Acquisition, the Company issued 944,882 shares of its Common Stock to the Shareholder of Sportzz, in consideration for the 100,000 shares of the issued and outstanding Sportzz common stock. In addition, cash consideration of $100,000 was paid to the Shareholder. Of this consideration $10,000 of the cash, and one half of the shares of Common Stock were placed in escrow pending completion of certain post closing covenants described in the Acquisition Agreement. The Acquisition is more particularly described in the Company's Form 8-K filing made with the Commission on August 12, 1999.

LIQUIDITY AND CAPITAL RESOURCES

          As of June 30, 1999. The Company's primary source of liquidity consisted of $2,381,771 in cash and cash equivalents. The Company holds most of its cash reserves in commercial sweep accounts with various local financial institutions. Since inception, SportsNuts.com has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock. All of SportsNuts.com's loans outstanding have since been converted to Common Stock as of June 30, 1999.

          The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 1999 of approximately $4,209,452 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern. The net loss for the year ended December 31, 1998 and the six months ended June 30, 1999 was $23,534 and $891,234, respectively. To date the Company has funded its operations through the issuances of common stock. The Company anticipates a net loss for the year ended December 31, 1999 and with the expected cash requirements for the coming year, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

          The Company believes these conditions have resulted from the inherent risks associated with the small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate membership revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

          The Company believes that its capital resources are sufficient to meet its working capital needs for the next three months. Accordingly, the Company intends to raise additional funds through a private offering of its common stock in an amount sufficient to maintain operations until such time as the Company can sustain operations internally from its revenues. Notwithstanding the foregoing, the Company's capital needs will depend upon many factors in the execution of the Company's future strategy, including the Company's future growth rate, capital equipment needs, the number of distributors and customers who enroll with the Company, the success of the Company's external marketing effort, the number of visits (in terms of page views, unique visitors, and "sticky" time) on its web site, and various other factors.

YEAR 2000 COMPLIANCE

          The Company has assessed and will continue to assess the impact of the Year 2000 on its information technology ("IT") and non-IT systems. The Company believes it has allocated sufficient resources from its operating capital to upgrade and test existing systems so that they are Year 2000 compatible. The Company does not anticipate significant further expenditures in connection with Year 2000 compliance efforts.

          The Company's three servers have all been tested for Year 2000 compliance and each has been found to meet the National Software Testing Laboratories Standard. Each of the Company's two operating systems has also been updated for Year 2000 compliance. With respect to the Company's hubs, switches, and PIX Firewall, each have been found to meet the Information Technology Association of America standards for Year 2000 compliance. Management believes that its IT systems are Year 2000 compliant, and intends to work with its Internet retail affiliates over the coming year in their efforts to become Year 2000 compliant. The Company also intends to continue to test and upgrade its IT systems throughout the remainder of the year. Nevertheless, significant uncertainty exists concerning the potential impact of the Year 2000 on computer systems generally. Any year 2000 compliance problems of the Company or any of its customers or such affiliates could have a material adverse effect upon the Company's business, results of operations, or financial condition. (See "Risk Factors - Year 2000 Compliance").

FORWARD LOOKING STATEMENTS AND RISK FACTORS

          FORWARD LOOKING STATEMENTS

          To the extent any statement presented herein deals with information that is not historical, such statement is necessarily forward looking. As such, it is subject to the occurrence of many events outside of the Company's control that could cause the Company's results to differ materially from predicted results. Some of the risks are set forth below.

          RISK FACTORS

          The risk factors described below are based on the Company following the Acquisition of SportsNuts.com, with the Company pursuing the business conducted by SportsNuts.com and so the risk factors should be read in that light.

          LACK OF EXTENSIVE OPERATING HISTORY. The SportsNuts.com business was formed in 1996 and is subject to all risks inherent in the creation of a new business and the development of new products and services, including the absence of a history of significant operations and of proven products and services which have been produced and sold over a significant period of time. SportsNuts.com is continuing to establish many functions which are necessary to conduct business, including without limitation, managerial and administrative structure, marketing activities, financial systems and personnel recruitment. SportsNuts.com has a limited operating history and limited sales revenues.

          DEVELOPMENT STAGE COMPANY. Since the date of its inception, the Company has operated on a small scale and has not yet generated a profit. To achieve any significant measure of profitability, the Company must create substantial activity through its Web Site to generate advertising revenues, product sales, and the enrollment of distributors, with each such distributor attracting additional customers to participate in the SportsNuts.com club or otherwise purchase products and services from the Company. Although the Company has generated increased activity on its Web Site and has increased the number of distributors and customers on a monthly basis over the course of 1999, there can be no assurance that the Company will continue to do so in the future or that such increases will ultimately lead to the Company becoming profitable.

          DEPENDENCE ON KEY PERSONNEL. The Company's success depends, in large part, upon the talents and skills of its management and, in particular, Kenneth Forrest, the founder of the Company and the President and Chief Executive Officer of SportsNuts.com Network, Inc. the network marketing subsidiary of the Company. To the extent that any of its key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found. In addition, the competition for qualified personnel in the computer software and Internet markets is intense, and there are limited numbers of such qualified personnel in the metropolitan Salt Lake City area. There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

          DEPENDENCE ON MARKET AWARENESS OF BRAND. If the Company fails to successfully promote its brand name or if the Company incurs significant expenses promoting and maintaining its brand name, there could be a material adverse effect on the Company's business, results of operations, and financial condition. Due in part to the emerging nature of the market for Internet management solutions and the substantial resources available to many of the Company's competitors, there may be a time-limited opportunity to achieve and maintain a significant market share. Developing and maintaining awareness of the "SportsNuts" brand name is critical to achieving widespread acceptance of the Company's management and reporting systems. Furthermore, the importance of brand recognition will increase as competition in the market for the Company's products increases. Successfully promoting and positioning the SportsNuts brand will depend largely on the effectiveness of the Company's marketing efforts and ability to promote a sufficient variety and high quality of useful Products at competitive prices. Consequently, the Company may need to increase its financial commitment to creating and maintaining brand awareness among potential customers.

          ADDITIONAL FINANCING REQUIREMENTS. The Company may require additional capital in the future for expansion, additional marketing, computer software and systems, overhead, administrative, and other expenses. There is no assurance that the Company will be able to raise additional funds or that financing will be available on acceptable terms. Lack of additional funds could significantly affect the Company and its business. Further, funds raised through future equity financing could be dilutive to holders of the Shares.

          RELIANCE UPON INDEPENDENT DISTRIBUTORS. The Company's principal sales force consists of independent distributors ("Distributors") who are not employees of the Company. Relationships with Distributors are voluntarily terminable by the Distributors, or the Company at any time. The Company's revenue is substantially dependent upon the efforts of the Distributors, and any growth in future sales volume will require an increase in the productivity of existing Distributors and/or growth in the total number of Distributors. As is typical in the direct selling industry, there is turnover in distributors from year to year, which requires the sponsoring and training of new distributors by existing distributors to maintain or increase the overall distributor force and motivate new and existing distributors. With respect to the Company, the size of the distribution force can also be particularly impacted by general economic and business conditions and a number of intangible factors such as adverse publicity regarding the Company, or the public's perception of products and services sold through the Company or its Web Site, the content of the material and the overall theme of the Web Site, product ingredients or components, the Distributors themselves, the Internet or Internet-based companies in general, or network marketing. Because of the number of factors that impact the sponsoring of new Distributors, and the fact that the Company has little or no control over the level of sponsorship of new Distributors, the Company cannot predict the timing or degree of those fluctuations. There can be no assurance that the number or productivity of the distributors will be sustained at current levels or increased in the future. In addition, the number of Distributors as a percent of the population in a given market could theoretically reach levels that become difficult to exceed due to the finite number of persons inclined to pursue a network marketing business opportunity. Since Distributors are independent contractors, the Company is not in a position to provide the same level of direction, motivation and oversight as it would with respect to its own employees.

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

          RELIANCE UPON MANUFACTURER-SUPPLIERS. The Company produces only a small number of products sold from its Internet Web Site, and therefore relies upon its electronic commerce retail vendors ("Affiliates") which sell products and services through the Web Site to manufacture and/or supply all of the products and services to SportsNuts.com customers. These Affiliates are primarily manufacturer's representatives. The Company's profit margins and the ability for consumers to receive existing Products on a timely basis are substantially dependent upon these Affiliates. The development of additional new Products in the future will likewise be dependent in part on the services of suitable Affiliates. The failure of any one of the Company's Affiliates to produce and deliver quality products and services in a timely manner on a consistent basis could negatively affect the sale of Products from the Company's Web Site and could have a material adverse affect on the Company's financial condition and results of operations.

          POTENTIAL EFFECTS OF ADVERSE PUBLICITY. The size of the distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company, including publicity regarding the content of material displayed on the Web Site, activities and events sponsored by the Company, the legality of the Company's distribution system, the quality of the products distributed through the Company's Web Site, regulatory investigations of the Company and the products distributed by Affiliates who sell such Products through the Web Site, actions by certain Distributors, and the public's perception of the Distributors as representatives of the Company and of direct selling and network marketing-based businesses generally.

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

          GOVERNMENT REGULATION OF PRODUCTS AND MARKETING. The Company is subject to or affected by extensive governmental regulations not specifically addressed to network marketing. Such regulations govern, among other things, (i) content of material displayed on the Internet, (ii) product formulation, labeling, packaging and importation, (iii) product claims and advertising, whether made by the Company, the Company's Affiliates or Distributors of the Company, (iv) fair trade and Distributor practices, and (v) taxes. Based on the Company's experience and research (including assistance from legal counsel), the Company believes that it is in material compliance with all regulations applicable to the Company. Despite this belief, the Company could be found not to be in material compliance with existing regulations as a result of, among other things, the considerable interpretative and enforcement discretion given to regulators or misconduct by its Distributors. Any assertion or determination that the Company or any of its Distributors are not in compliance with existing laws or regulations could potentially have a material adverse effect on the Company's business and results of operations. In addition, in any jurisdiction, the adoption of new laws or regulations or changes in the interpretation of existing laws or regulations could generate negative publicity and/or have a material adverse effect on the Company's business and results of operations. The Company cannot determine the effect, if any, that future governmental regulations or administrative orders may have on the Company's business and results of operations. Regulatory action, whether or not it results in a final determination adverse to the Company, has the potential to create negative publicity, with detrimental effects on the retention, motivation, and recruitment of distributors and, consequently, on the Company's sales and earnings.

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

          ELECTRONIC COMMERCE SECURITY RISKS. A significant barrier to electronic commerce is the secure transmission of confidential information over the Internet. The Company relies upon encryption and authentication technology to provide the security necessary to effect secure transmissions of confidential information. There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Web Site, and therefore lead to the misappropriation of such data by third parties. Any such breach, compromise, or misappropriation could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company's business, results of operations, or financial condition.

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

          RELIANCE ON CERTAIN DISTRIBUTORS. The Company's compensation plan allows existing Distributors to sponsor new Distributors. The sponsoring of new Distributors creates multiple Distributor levels in the network marketing structure. Sponsored Distributors are referred to as "downline" Distributors within the sponsoring Distributor's "downline network." If downline Distributors also sponsor new Distributors, additional levels of downline Distributors are created, with the new downline Distributors also becoming part of the original sponsor's "downline network." As a result of this network marketing distribution system, Distributors develop relationships with other Distributors. A few key Distributorships comprise the Company's highest Distributor levels. These Distributorships have developed extensive downline networks which consist of many sub-networks. Together with such networks, these distributorships account for substantially all of the Company's revenue attributable to direct sales. Consequently, the loss of such a key Distributor together with a group of leading Distributors in such Distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect sales of Products, impair the Company's ability to attract new Distributors and adversely impact earnings and the business, and financial condition of the Company.

          NO PROPRIETARY PRODUCTS/NON-EXCLUSIVE LICENSE FOR PRODUCT SALES. The Company does not offer products or services through its Web Site that enjoy any significant proprietary protection for the benefit of the Company. Moreover, because written distribution agreements are not common for firms which sell sporting goods, apparel, and outdoor products, many of the Company's Affiliates distribute most of the Products without licenses from the manufacturer. The lack of proprietary protection and exclusive licenses substantially diminishes the barriers to entry for potential competitors of the Company, and could adversely affect the Company's future prospects for growth and profitability.

          FAILURE TO EXPAND SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT COMPANY GROWTH. In order to maintain and increase the Company's current and future market share and revenue, it will need to expand its direct and indirect sales operations and channels of distribution. Failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company needs to expand its relationships with domestic and international channel partners, Product and service distribution partners, value-added resellers, systems integrators, on-line and other resellers, Internet service providers, and maintain strategic relationships with key hardware and software vendors, its Distributors, and its customers..

          NO TRADEMARK REGISTRATION. Although the Company has submitted applications for trademark protection for the name "SportsNuts.com" name and related slogans, the U.S. Patent and Trademark Office ("USPTO") has not approved the Company's applications for use of the name "SportsNuts.com," the Company's logo, and such other related terms and slogans. If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to those of SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were required to change its name, it could lose all goodwill associated with the "SportsNuts.com" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts.com" or similar name is likely to cause confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, in any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event any required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others.

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

          SECURITIES CLASS ACTION CLAIMS BASED UPON PRICE FLUCTUATION. Securities class action claims have been brought against issuing companies in the past after volatility in the market price of a company's securities. Such litigation could be very costly and divert the Company's management's attention and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, any or all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

          NO DIVIDENDS. To date, the Company has not paid a dividend on its Common Stock. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future, and may be restricted from paying dividends in the future pursuant to future financing arrangements.

          CONCENTRATION OF VOTING POWER. Kenneth Forrest, the founder of the Company, and certain other shareholders of the Company, may be able to control the election of the Company's Board of Directors. In addition, pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 662/3% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company. Although current shareholders of the Company do not hold preemptive rights to acquire additional shares of Common Stock and, consequently, share amounts as a percentage of Common Stock outstanding for existing shareholders are expected to decline after consummation of the Offering, the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

          PRIVATE CAPITAL/NEED FOR ADDITIONAL CAPITAL. SportsNuts.com presently has limited operating capital with which to engage in its business. The amount of capital available to SportsNuts.com is limited and may not be sufficient to enable it to conduct its business operations without additional fund-raising. The Company will likely be required to raise additional capital in order to fund its anticipated growth. If the Company seeks new equity investors in order to raise additional capital, it will dilute the ownership of the Company's stockholders, and such dilution could be significant.

          ANTI-TAKEOVER PROVISIONS. The Restated Certificate of Incorporation of the Company ("Certificate") contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super-voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

          SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 15,724,227 shares of the Company's Common Stock outstanding at June 30, 1999, 2,441,713 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock.

          NO DIVIDENDS. The Company does not currently intend to pay cash dividends on its Common Stock and does not anticipate paying such dividends at any time in the foreseeable future. At present, the Company will follow a policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

          PRIVATE LIABILITY OF MANAGEMENT. The Company has adopted provisions in its Certificate which limit the liability of its Officers and Directors and provisions in its bylaws which provide for indemnification by the Company of its Officers and Directors to the fullest extent permitted by Delaware corporate law. The Company's Certificate generally provides that its directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit. Such provisions substantially limit the shareholders' ability to hold directors liable for breaches of fiduciary duty.

          POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. The Company will be authorized to issue up to 50,000,000 shares of Common Stock. To the extent of such authorization, the Board of Directors of the Company will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional Common Stock in the future will reduce the proportionate ownership and voting power of the Common Stock offered hereby. The Company will also be authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the common stock.

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

          YEAR 2000 COMPLIANCE. Although the Company believes that it is Year 2000 compliant, it may be wrong. If the Company is wrong, it could face unexpected expenses fixing Year 2000 problems or unanticipated Web site outages related to the Year 2000, either of which could have a material adverse effect upon the Company's business, results of operations, and financial condition. Furthermore, the Company's Web site is integrated with equipment provided by third parties that may not be Year 2000 compliant. SportsNuts.com is unable to make contingency plans covering the possibility that a significant number of computers constituting the Internet may fail to properly process dates for the year 2000 and that there may be a system wide slowdown or breakdown. Any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could have a material adverse effect upon the Company's business, results of operations, or financial condition.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

a)

The following exhibit is incorporated by reference from the Form SB-2 of the Company filed October 18, 1996:

Exhibit No.      Description
-----------      -----------

3*              Bylaws of Durwood, Inc.

The following exhibit is incorporated by reference from the Form 8-K of the Company filed April 20, 1999:


Exhibit No.     Description
-----------     -----------
2.1*            Agreement and Plan of Reorganization among Durwood, Inc.,
                SportsNuts.com, Inc., and Darren Heiselt

The following exhibits are incorporated by reference from the Form 10-QSB of the Company filed May 19, 1999.

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

Exhibit 10.5 Three Gateway Office Lease for Company office located in Phoenix Arizona

Exhibit 10.6#    Executive Employment Agreement between Company and Kenneth
                 Denos

Exhibit 10.7#    Executive Employment Agreement between Company and Rodger Smith

Exhibit 10.8# Summary of Agreement between Company and Anthony Moore, a Director, regarding payment for capital raising services

Exhibit 10.9     Business Loan Agreement and related
                 documents between Company and Zions First National Bank.

* Denotes exhibits specifically incorporated in this From 10-QSB by reference to other filings pursuant to the provisions of Rule 12B-32 under the Securities Exchange Act of 1934.
# Identifies management or compensatory plans, contracts, or arrangements.

Exhibit No.      Description
-----------      -----------

2.1 Agreement and Plan of Merger, dated as of July 28, 1999, among SportsNuts.com International, Inc., SportsNuts Merger Sub., Inc., Sportzz.com, Inc., ObjectSelect, L.C., and individual members thereof.


The following documents are filed as exhibits to this Form 10-QSB:

Exhibit No.      Description
-----------      -----------

Exhibit 10.1     Internet Service Private Label Reseller
                 Agreement between Eclipse
                 Telecommunications, Inc., and SportsNuts.com,
                 Inc.

Exhibit 27       Financial Data Schedule


(b) The Company filed a Form 8-K on April 20, 1999, with information satisfying
Item 1 of Form 8-K. The Company filed a Form 8-K/A on June 18, 1999 with financial statements satisfying Item 7 of Form 8-K, as an amendment to the April 20, 1999 8-K filing.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPORTSNUTS.COM INTERNATIONAL, INC.

Date: August 13, 1999                   By /s/ Kenneth Denos
                                           -------------------------------------
                                           Kenneth Denos
                                           Chief Financial Officer

Exhibit Index


Exhibit No.      Description
-----------      -----------

    2.1 Agreement and Plan of Merger, dated as of July 28, 1999, among SportsNuts.com International, Inc., SportsNuts Merger Sub., Inc., Sportzz.com, Inc., ObjectSelect, L.C., and individual members thereof.

   10.1 Internet Service Private Label Reseller Agreement between Eclipse Telecommunications, Inc., and SportsNuts.com, Inc., dated [** GET DATE FROM CURTIS MORLEY]

   27            Financial Data Schedule