Form 10QSB
period 1999-09-30
SPORTSNUTS COM INTERNATIONAL INC
filed 1999-11-15
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                       SPORTSNUTS.COM INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                     87-0561426
     (State or other jurisdiction of              (IRS Employer
     incorporation or organization)               Identification No.)

     The Towers at South Towne II, Suite 550,
     10421 South 400 West,
     Salt Lake City, Utah                         84095
 (Address of principal executive offices)         (Zip Code)



                                 (801) 816-2500
                            Issuer's telephone number

             ------------------------------------------------------
             (Former name or former address and former fiscal year,
                         if changed since last report.)


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 1999, the Company had outstanding 17,873,359 shares of common stock, par value $0.0001 per share.

        Transitional Small Business Disclosure Format (check one) [ ] Yes [X] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 1999.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                                  BALANCE SHEET

                                                                                           (UNAUDITED)
                                                                                           SEPTEMBER 30
                                                                                              1999
                                                                                           ------------
ASSETS
Current assets:

   Cash and cash equivalents                                                               $  2,106,996
   Accounts receivable                                                                           22,831
   Inventory                                                                                     35,733
   Other current assets                                                                          45,452
                                                                                           ------------
      Total current assets                                                                    2,211,012

Property and equipment, net                                                                     941,039
LSN database, net                                                                             3,162,500
Goodwill, net                                                                                   531,285
                                                                                           ------------
      Total assets                                                                         $  6,845,836
                                                                                           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Accounts payable                                                                        $    184,117
    Accrued liabilities                                                                          94,605
    Accrued compensation and other benefits                                                     102,360
    Contingent deposit                                                                           50,000
                                                                                           ------------
      Total current liabilities                                                                 431,082

Shareholders' equity:                                                                             1,787
   Common stock, 50,000,000 shares authorized, par value $.0001, 17,873,359 issued and outstanding at September 30, 1999

   Additional paid-in capital                                                                12,469,785
   Accumulated deficit                                                                       (6,031,818)

     Subscription receivable                                                                    (25,000)
                                                                                           ------------
      Total shareholders' equity                                                              6,414,754

      Total liabilities and shareholders' equity                                           $  6,845,836
                                                                                           ============

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                                   (UNAUDITED)
                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        ----------------------------------
                                                                            1999                  1998
                                                                        ------------          ------------
Net sales                                                               $    560,030          $    158,721

Operating expenses:

   Cost of sales                                                             718,613               222,021
   General and administrative                                              1,169,517               239,127
   Selling and marketing                                                     924,418               182,455
   Research and development                                                  171,789
                                                                        ------------          ------------
      Total operating expense                                              2,984,337               643,603

           Operating loss                                                 (2,424,307)             (484,882)

 Other income (expenses):

      Interest Income                                                         40,715
      Interest expense                                                          (126)               (3,896)
                                                                        ------------          ------------
           Total other income (expense)                                       40,589                (3,896)

                                                                        ------------          ------------
 Loss from continuing operations before income taxes                      (2,383,718)             (488,778)

           Income tax benefit

                                                                        ------------          ------------
Net loss                                                                  (2,383,718)             (488,778)
                                                                        ------------          ------------


Loss per common share - basic and diluted                               $       (.14)         $       (.07)
                                                                        ============          ============

 Weighted average number of common and common equivalent shares           17,145,413             7,471,598
                                                                        ============          ============


See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        ----------------------------------
                                                                            1999                  1998
                                                                        ------------          ------------
Net sales                                                               $  1,023,471          $    463,104

Operating Expenses:

   Cost of sales                                                           1,163,029               452,882
   General and administrative                                              1,954,506               553,408
   Selling and marketing                                                   1,732,075               269,159
   Research and development                                                  296,426
                                                                        ------------          ------------
      Total operating expense                                              5,146,036             1,275,449

           Operating loss                                                 (4,122,565)             (812,345)

 Other income (expenses):

      Gain on Sale of Assets                                                                         5,040
      Interest income                                                         43,666
      Interest expense                                                        (4,486)              (64,661)
                                                                        ------------          ------------
           Total other income (expense)                                       39,180               (59,621)

                                                                        ------------          ------------
 Loss from continuing operations before income taxes                      (4,083,385)             (871,966)

           Income tax benefit                                                                       32,457
                                                                        ------------          ------------
Net loss after taxes                                                      (4,083,385)             (839,509)

Minority interest                                                             66,804
                                                                        ------------          ------------

Net loss                                                                $ (4,016,581)         $   (839,509)
                                                                        ============          ============


Loss per common share - basic and diluted                               $       (.29)         $       (.12)
                                                                        ============          ============

 Weighted average number of common and common equivalent shares           13,718,653             6,956,754
                                                                        ============          ============


See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               (UNAUDITED)
                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                    --------------------------------
                                                                        1999                1998
                                                                    -----------          -----------
Cash flows from operating activities:
    Net loss                                                        $(4,016,581)         $  (839,509)
    Adjustments to reconcile net income to net cash used in
      operating activities
        Depreciation                                                    192,343               19,871
        Amortization of intangible assets                               146,500
        Non cash marketing expenses                                     114,000
        Deferred income taxes                                            (1,258)             (32,745)
        Minority interest                                               (66,804)
        Gain on disposal of fixed assets                                                      (5,040)
        Changes in operating assets and liabilities:
           Accounts receivable                                          (22,831)
           Inventory                                                    (19,149)             (16,490)
           Other current assets                                           1,908
           Accounts payable                                             (11,083)              38,733
           Other liabilities                                             65,745               (2,424)
                                                                    -----------          -----------
Net cash used in operating activities                                (3,617,210)            (837,604)

Cash flows from investing activities:

    Purchases of property and equipment                              (1,042,333)             (67,126)
    Purchase of Subsidiary                                             (100,000)
                                                                    -----------          -----------
           Net cash used in investing activities                     (1,142,333)             (67,126)

Cash flows from financing activities:
      Increase (decrease) in cash overdraft                             (47,683)              (2,306)
      Proceeds from issuance of long-term debt                                               439,163
      Net proceeds from issuance of common stock                      7,130,840              821,500
      Payments on stock subscription receivable                          85,000                1,930
      Principal payments of long-term debt                             (301,618)            (359,121)
                                                                    -----------          -----------

           Net cash provided by financing activities                  6,866,539              901,166
                                                                    -----------          -----------

Net increase (decrease) in cash and cash equivalents                  2,106,996               (3,564)
Cash and cash equivalents at the beginning of period                                          15,762
                                                                    -----------          -----------
Cash and cash equivalents at the end of period                      $ 2,106,996          $    12,198
                                                                    ===========          ===========


See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") is an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company has combined the three powerful forces of sports, the Internet, and network marketing in an effort to build the largest, targeted online customer base of global sports enthusiasts. To date, the Company has derived revenues principally from four sources: (i) proceeds from enrollments of club members, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and
(iv) purchases of sports, outdoors, and fitness-related products and services. The Company was incorporated under the laws of the State of Delaware on July 12, 1996. Prior to the reorganization with SportsNuts.com, Inc., a privately held Delaware corporation ("SportsNuts"), on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. In addition, certain reclassifications have been made to the prior period to conform with the current presentation. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1999 filing on Form 8-K/A.

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

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

shares of common stock issued and outstanding during the period. The Company excluded 16,038,553 and 4,040,762 options from the weighted average shares outstanding computation at September 30, 1998 and 1999, respectively, because their effect would be anti-dilutive. In addition, the Company excluded 2,961,003 and 622,160 warrants from the weighted average shares outstanding computation at September 30, 1998 and 1999, respectively, because their effect would be anti-dilutive.

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

2.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 1999 of approximately $6,031,818 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

The net loss for the year ended December 31, 1998 and the nine months ended September 30, 1999 was $1,624,074 and $4,016,581 respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates a significant net loss for the year ended December 31, 1999 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate membership revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial,

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                    NOTES TO FINANCIAL STATEMENTS CONTINUED
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

production and marketing resources significantly greater than those of the Company.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and through membership revenues and sales of products and services.

3. REORGANIZATION

On April 6, 1999, the Company acquired a controlling interest in SportsNuts.com, Inc. ("SportsNuts") a privately held company (hereafter, the "Reorganization"), wherein, the Company issued its shares to accredited investors (the "Participating Shareholders") for approximately eighty-one percent (81%) of the outstanding capital stock of SportsNuts. The Reorganization was accounted for as a reverse merger into a non-operating public company, wherein SportsNuts was treated as the accounting acquirer. In conjunction with the Reorganization, the Company changed its name from Durwood, Inc. to SportsNuts.com International, Inc. Prior to the Reorganization, the Company conducted no active business. SportsNuts is an internet-based, online sports club and retail distributor of sports, outdoor, and fitness related products, services, and information.

In connection with the Reorganization, the Company effected a 2.213 for 1 forward stock split (the "Forward Split") of all then currently outstanding shares of its common stock, $0.0001 par value (the "Common Stock"). The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 1,103,500 to 2,441,713 shares. Immediately prior to the Reorganization, the Company sold to accredited investors 1,000,000 post Forward Split shares of Common Stock at $1.00 per share to raise gross proceeds of $1,000,000. As part of the Reorganization, the Company issued 7,651,252 shares of Common Stock to the Participating Shareholders of SportsNuts in exchange for their collective 11,683,000 shares of SportsNuts common stock. Each Participating Shareholder of SportsNuts received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts who were also accredited investors (each a "Participating Warrant Holder") warrants for the purchase of 3,353,113 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's Common Stock in exchange for each share of SportsNuts common stock it was entitled to purchase pursuant to its SportsNuts warrants. In the future, the Company may issue up to an additional 1,808,192 shares of Common Stock to acquire the remaining 2,761,000 shares of Common Stock of SportsNuts that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization. As compared to prior statements describing the Reorganization on Forms 8-K and 10-QSB filed previously

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                    NOTES TO FINANCIAL STATEMENTS CONTINUED
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

with the Commission, the number of shares and warrants issued to Participating Shareholders and Participating Warrant Holders has been increased to reflect conversions by certain SportsNuts shareholders of their shares and warrants for shares and warrants of the Company during the second quarter, subsequent to the closing of the Reorganization. These transactions were treated by the company as being effective as of April 6, 1999.

4. STOCKHOLDERS EQUITY

ISSUANCE OF COMMON STOCK

Effective July 1, 1999, the Company issued 90,750 shares to certain individuals as compensation for fund raising activities.

Effective July 15, 1999, the Company issued 396,245 shares at a price of $2.00 per share, net of issuance costs of $47,549.

Effective July 28, 1999 the Company issued 944,882 shares, valued at $3,750,000, to acquire the 100,000 shares of the issued and outstanding shares of Sportzz.com, Inc. ("Sportzz"), a Utah Corporation. In addition, cash consideration of $100,000 was paid to the Shareholder of Sportzz. See further discussion in the Summary of Recent Merger section of this filing.

Effective August 18, 1999 the Company issued 750,000 shares at a price of $1.95 per share, net of issuance costs of $131,625. This was booked as a subscription receivable at the end of the second quarter of 1999, with the receipt of funds and issuance of shares occurring in the third quarter.

ISSUANCE OF WARRANTS AND OPTIONS

During the three-month period ended September 30, 1999, the Company issued warrants to acquire 91,551 shares of Common Stock at a weighted-average exercise price of $1.96 per share. The warrants expire two years from the date of grant. Also during the three-month period ended September 30, 1999, the Company issued to various non-employee directors, employees, and service providers options to purchase 6,796,005 shares of Common Stock at a weighted-average exercise price of $2.57 per share. Such options were issued pursuant to the Company's 1999 Stock Option Plan and expire five years from the date of grant.

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

        Advertising. Although continuously evolving, the advertising model for Internet-based companies relies heavily upon user demographics being captured to provide advertisers return-on-investment feedback. Most Internet-based advertising comes in the form of banner ads or identifying icons. Banner ads are usually sold in blocks of 1,000 impressions (referred to as CPMs or "cost per 1,000 impressions"), averaging $30.00 per CPM. Targeted advertising (page specific or user specific) can typically generate $60.00 per CPM. Advertisers generally reward originating sites for "click throughs" (users following an electronic link or pursuing an activity via their Web browser in order to receive a prescribed economic benefit). Advertisers are constantly developing new rate determinative criteria that allows advertisers to more precisely gauge the level of exposure for their ads, including advertisements which appear immediately while a new page is being loaded in the background of the Web browser. Of available advertising space, most Internet sites sell less than 20%. The Company anticipates that its emphasis on Web site development, together with the increase in membership (in terms of sports enthusiasts and participants in its network marketing operations) will likely generate advertising revenues within the next twelve months.

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

RESULTS OF OPERATIONS

Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 1999 and 1998.

        REVENUES. The Company generated net revenues of $560,030 during the three month period ended September 30, 1999, a 353% increase from $158,721 during the third quarter of 1998. For the nine months ended September 30, 1999, net revenues were $1,023,471, a 221% increase from $463,104 during the nine months ended September 30, 1998. These increases were primarily due to increased spending by the Company in marketing and sales, and the corresponding expansion of the network marketing distributor force. Using sports radio programs as a venue to reach prospective members, in April, 1999, the Company began airing thirty-second radio advertisements in the Phoenix, Arizona metropolitan area, using a well-known sports personality as a sponsor. The Company has also begun airing additional advertisements on sports radio stations in Orange County, California and Salt Lake City, Utah. In addition, in August of 1999, the Company entered into a contract with an advertising agency to aggressively promote the SportNuts.com brand name. Approximately $505,971 and $872,775, or 90% and 85% of revenues for the third quarter and nine months ended September 30, 1999 were attributable to membership sales from new distributors and customers. The Company anticipates that membership sales will continue to grow, but as a percentage of overall revenues will decline slightly over time as the Company launches its brokered Internet service and continues to develop its Web site. With respect to the Web site, over the next six months, the Company expects to begin receiving sufficient site traffic to generate (i) advertising revenues, (ii) electronic commerce sales, and (iii) revenues from other paid electronic services.

        COST OF SALES. Cost of Sales for the three month period ended September 30, 1999 were $718,613, a 321% increase from $222,021 during the third quarter of 1998. Cost of sales for the nine month period ended September 30, 1999 were $1,163,029, a 257% increase from $452,882 during the nine months ended September 30, 1998. Such costs consist primarily of commission payments to the network marketing distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force and through e-commerce transactions. The increase from the prior year is directly related to the corresponding 353% increase in revenues, primarily in the network marketing business, as described above. Cost of Sales are currently greater than revenues due to a temporary structuring of the commission payments in the network marketing business to provide a higher payout to distributors as an incentive to generate a larger distributor base. The Company anticipates that cost of sales will decline as a percentage of sales, and it will generate a positive gross margin within the next six months as it restructures commissions within its network marketing operations.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three-months ended September 30, 1999 were $1,169,517, a 489% increase from $239,127 during the third quarter of 1998. For the nine months ended September 30, 1999, general and administrative expenses were $1,954,506, a 353% increase from $553,408 during the nine months ended September 30, 1998. These increases were principally due to significant increases in personnel salaries and benefits, professional fees, contract labor, amortization of intangible assets, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $433,106 and $248,209, respectively, of this amount during the third quarter, as compared to $23,214 and $35,429 during the third quarter of 1998. For the nine months ended September 30, 1999, payroll expense and professional fees totaled $869,899 and $307,689 compared to $87,733 and $78,321 during the nine months ended September 30, 1998. In addition, amortization of intangible assets associated with the acquisition of Sportzz.com, Inc. totaled $146,500 during the third quarter.

        SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three month period ended September 30, 1999 were $924,418, a 507% increase from $182,455 during the third quarter of 1998. Selling and marketing expenses for the nine month period ended September 30, 1999 were $1,732,075, a 644% increase from $269,159 during the nine months ended September 30, 1998. These increases were primarily attributable to (i) the Company's advertising campaign, (ii) an increased focus during the third quarter in promoting the amateur sports community feature on its web site, and (iii) promotional efforts with respect to the Company's direct sales force in an attempt to increase branding awareness and promote involvement in the network marketing operations of the Company. During the third quarter, the Company entered into a contract with an advertising agency to aggressively promote the SportsNuts.com brand name. Also during this quarter, the Company created a sales force consisting of both internal personnel and independent contractors to aggressively pursue organizations in the amateur sports community to sign up to the amateur sports administration and community feature on its web site. In addition, during the second quarter and continuing through the third quarter, the Company initiated a system-wide increase in sales bonuses available to distributors. The sales bonus increases were intended to create incentives for distributors to enroll additional customers with the Company in the short-term. Over the long term, the Company expects that expenses incurred in connection with its sales force in the amateur sports arena, as well as with its network marketing distribution force will constitute a majority of the Company's selling expenses.

        PRODUCT DEVELOPMENT. Product research and development expenditures were $171,789 and $296,426 during the third quarter and nine months ended September 30, 1999, as compared to none in the third quarter and nine months ended September 30, 1998. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. The Company acquired such personnel primarily through the acquisition of Sportzz.com, Inc., as well as through additional hiring of information systems personnel during 1999. In the prior year, the Company's web site was developed and hosted by an outside party. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

        OTHER INCOME (EXPENSE). Net other income totaled $40,589 for the three months ended September 30, 1999, compared to net expense of $3,896 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, net other income was $39,180, compared to net expense of $59,921 for the nine months ended September 30, 1998. During most of 1999, the Company relied on various loans to support its ongoing funding needs. Therefore, it incurred interest expense during the year. During 1999, the Company was able to raise equity capital, which resulted in having cash on deposit at various financial institutions. Therefore, the Company realized interest income on these cash balances during the year.

        EXPENSES RELATING TO PRIVATE OFFERINGS. During the third quarter 1999, the Company conducted a private offering of its Common Stock solely to accredited persons, receiving approximately $792,000 in gross proceeds (the "Offering"). The Company has paid or is obligated to pay out approximately $48,000 in cash commissions with respect to this Offering.

SUMMARY OF RECENT MERGER

        On July 28, 1999, the Company concluded an Agreement and Plan of Merger with Sportzz.com, Inc., (the "Merger Agreement") a Utah corporation ("Sportzz"), with a wholly-owned subsidiary of the Company, SportsNuts Merger Sub., Inc., a Utah corporation ("Merger Sub"), ObjectSelect, L.C., a Utah limited liability company, being the sole shareholder of Sportzz (the "Shareholder"), and the members thereof, providing for a reverse triangular merger of Merger Sub into Sportzz (collectively, the "Merger"), with the result that Sportzz became a wholly-owned subsidiary of the Company. Immediately prior to the Merger, Sportzz was engaged in the development of internet based database management and application development software, and it maintained an internet web site employing its products for purposes of inputting, searching, and retrieving local sports information including from leagues, schools, teams, and their player rosters, game schedules, game results, photographs, articles, and statistics.

        As part of the Merger, the Company issued 944,882 shares of its Common Stock to the Shareholder of Sportzz, in consideration for the 100,000 shares of the issued and outstanding Sportzz common stock. In addition, cash consideration of $100,000 was paid to the Shareholder. Of this consideration $10,000 of the cash, and one half of the shares of Common Stock were placed in escrow pending completion of certain post closing covenants described in the Merger Agreement. The Merger is more particularly described in the Company's Form 8-K filing made with the Commission on August 12, 1999.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999. The Company's primary source of liquidity consisted of $2,106,996 in cash and cash equivalents, $75,000 of which has been pledged as collateral for the lease of office space in Phoenix, Arizona, and $35,000 of which has been pledged as collateral for certain credit cards issued in the name of the Company for business use. The Company holds most of its cash reserves in local sweep accounts with various local financial institutions. Since inception, SportsNuts.com has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock. All of SportsNuts.com's loans outstanding have since been converted to Common Stock as of September 30, 1999.

        The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 1999 of $6,031,818 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 1998 and the nine months ended September 30, 1999 was $1,624,074 and $4,016,581, respectively. The Company anticipates a substantial net loss for the year ended December 31, 1999 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations after the end of 1999.

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

        The Company believes that its capital requirements are insufficient for ongoing operations, with current cash reserves available to fund only the next 45 days of operations. Although efforts are presently underway to secure certain short term financing to enable the Company to meet its ongoing obligations, the Company requires considerable amounts of financing to make any significant advancements in its business strategy. There is no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

        YEAR 2000 COMPLIANCE

        The Company has assessed the impact of the Year 2000 on its information technology ("IT") and non-IT systems. The Company believes it has allocated sufficient resources from its operating capital to upgrade and test existing systems so that they are Year 2000 compatible. The Company has tested all of its IT systems and found them to be Year 2000 compliant in accordance with manufacturer's standards. Based on its testing, management of the Company is not aware of any instances of non-compliance with Year 2000 standards which would materially impact the Company's business operations. The Company does not anticipate significant further expenditures in connection with Year 2000 compliance efforts.

        The Company's servers have all been tested for Year 2000 compliance and each has been found to meet the National Software Testing Laboratories Standard. All of the Company's operating systems have also been updated for Year 2000 compliance. With respect to the Company's hubs, switches, and PIX Firewall, each have been found to meet the Information Technology Association of America standards for Year 2000 compliance. Management has tested all of its IT systems for Year 2000 compliance, and intends to work with its Internet retail affiliates over the remainder of the year to monitor their Year 2000 compliance activities. The Company also intends to continue to test and upgrade its IT systems throughout the remainder of the year. Nevertheless, significant uncertainty exists concerning the potential impact of the Year 2000 on computer systems generally. Any year 2000 compliance problems of the Company or any of its customers or such affiliates could have a material adverse effect upon the Company's business, results of operations, or financial condition. (See "Risk Factors - Year 2000 Compliance").

FORWARD LOOKING STATEMENTS AND RISK FACTORS

        FORWARD LOOKING STATEMENTS

        When used in this report, the words, "believe," "plan," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved.

        RISK FACTORS

        The risk factors described below are based on the Company following the Reorganization of SportsNuts.com with the Company pursuing the business conducted by SportsNuts.com and so the risk factors should be read in that light.

        ADDITIONAL FINANCING REQUIREMENTS; POSSIBLE CESSATION OF Business. The Company is currently experiencing a substantial shortage of operating capital, with current cash reserves available to fund only the next 45 days of operations. Although efforts are presently underway to secure certain short term financing to enable the Company to meet its ongoing obligations, the Company requires considerable amounts of financing to make any significant advancements in its business strategy. There is no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

        DEPENDENCE ON KEY PERSONNEL. The Company's success depends, in large part, upon the talents and skills of its management. To the extent that any of its key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found. In addition, the competition for qualified personnel in the computer software and Internet markets is intense, and there are limited numbers of such qualified personnel in the metropolitan Salt Lake City area. There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

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

        RELIANCE UPON MANUFACTURER-SUPPLIERS. The Company produces only a small number of products sold from its Internet Web Site, and therefore relies upon its electronic commerce retail vendors ("Affiliates") which sell products and services through the Web Site to manufacture and/or supply all of the products and services to SportsNuts.com customers. These Affiliates are primarily manufacturer's representatives. The Company's profit margins and the ability for consumers to receive existing products and services on a timely basis are substantially dependent upon these Affiliates. The development of additional new products and services in the future will likewise be dependent in part on the services of suitable Affiliates. The failure of any one of the Company's Affiliates to produce and deliver quality products and services in a timely manner on a consistent basis could negatively affect the sale of products and services from the Company's Web Site and could have a material adverse affect on the Company's financial condition and results of operations.

        POTENTIAL EFFECTS OF ADVERSE PUBLICITY. The size of the distribution force and the results of the Company's operations can be particularly impacted by adverse publicity regarding the Company, including publicity regarding the content of material displayed on the Web Site, activities and events sponsored by the Company, the legality of the Company's distribution system, the quality of the products and services distributed through the Company's Web Site, regulatory investigations of the Company and the products distributed by Affiliates who sell such products and services through the Web Site, actions by certain Distributors, and the public's perception of the Distributors as representatives of the Company and of direct selling and network marketing-based businesses generally.

        POTENTIAL NEGATIVE IMPACT OF DISTRIBUTOR ACTIONS. Actions by certain Distributors can negatively impact the Company and its products and services. The publicity resulting from Distributor activities such as inappropriate earnings claims and product or service representations by Distributors can make the sponsoring and retaining of Distributors more difficult, thereby negatively impacting sales. There can be no assurance that these or actions of other Distributors will not have a material adverse effect on the Company's business or results of operations.

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

        GOVERNMENT REGULATION OF THE INTERNET. There are currently few laws or regulations directly applicable to electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the World Wide Web. Although transmissions from the Company's Web Site will originate from the States of Utah and California, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, the Company's Affiliates, or customers purchasing products or services through the Web Site.

        DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. The Company's future success is substantially dependent upon continued growth in the use of the Internet and the World Wide Web in order to support the volume of activity necessary to generate advertising revenue and the sale of its products and services. Rapid growth in the use of the Internet is a recent phenomenon, and the Company relies on consumers who have historically used traditional means of media and commerce for entertainment and the purchase of goods and services. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that communication or commerce over the Internet will become more widespread or that the Internet will otherwise become a viable commercial marketplace. Moreover, to the extent that the Internet continues to experience significant growth in the number of users and frequency of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such growth, or that the performance or reliability of the World Wide Web will not be adversely affected thereby. In addition, certain factors such as Internet commerce security and the speed of Internet transmissions may deter existing as well as potential SportsNuts.com customers from engaging in transactions on the Internet. The occurrence of any of these risks could adversely affect the Company's business, operating results, and financial condition.

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

        RELIANCE ON CERTAIN DISTRIBUTORS. The Company's compensation plan allows existing Distributors to sponsor new Distributors. The sponsoring of new Distributors creates multiple Distributor levels in the network marketing structure. Sponsored Distributors are referred to as "downline" Distributors within the sponsoring Distributor's "downline network." If downline Distributors also sponsor new Distributors, additional levels of downline Distributors are created, with the new downline Distributors also becoming part of the original sponsor's "downline network." As a result of this network marketing distribution system, Distributors develop relationships with other Distributors. A few key distributorships comprise the Company's highest Distributor levels. These distributorships have developed extensive downline networks which consist of many sub-networks. Together with such networks, these distributorships account for substantially all of the Company's revenue attributable to direct sales. Consequently, the loss of such a key Distributor together with a group of leading Distributors in such Distributor's downline network, or the loss of a significant number of distributors for any reason, could adversely affect sales of products and services, impair the Company's ability to attract new Distributors and adversely impact earnings and the business, and financial condition of the Company.

        NO PROPRIETARY PRODUCTS/NON-EXCLUSIVE LICENSE FOR PRODUCT SALES. The Company does not offer products or services through its Web Site that enjoy any significant proprietary protection for the benefit of the Company. Moreover, because written distribution agreements are not common for firms which sell sporting goods, apparel, and outdoor products, many of the Company's Affiliates distribute most of these products or services without licenses from the manufacturer. The lack of proprietary protection and exclusive licenses substantially diminishes the barriers to entry for potential competitors of the Company, and could adversely affect the Company's future prospects for growth and profitability.

        FAILURE TO EXPAND SALES OPERATIONS AND CHANNELS OF DISTRIBUTION WOULD LIMIT COMPANY GROWTH. In order to maintain and increase the Company's current and future market share and revenue, it will need to expand its direct and indirect sales operations and channels of distribution. Failure to do so could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company needs to expand its relationships with domestic and international channel partners, product and service distribution partners, value-added resellers, systems integrators, on-line and other resellers, Internet service providers, and maintain strategic relationships with key hardware and software vendors, its Distributors, and its customers.

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

        COMPETITION. The Company competes with other sports-themed Internet sites, sports clubs, and direct selling and electronic commerce-based organizations, many of which have longer operating histories and higher visibility, name recognition, and financial resources. Management envisions the entry of many more direct selling organizations into the marketplace as this channel of distribution expands over the next several years. Moreover, as use of the Internet grows, Management also anticipates a rapid increase in the number of firms selling goods and services over the Internet. There can be no assurance that the Company will be able to successfully meet the challenges posed by this increased competition. The Company's Affiliates compete in the intensely competitive market for sports, outdoor, and fitness goods and apparel and compete directly with companies that manufacture and market these goods and services. Many competitors of the Company's Affiliates have much greater name recognition and financial resources than the Company's Affiliates. While the Company believes that consumers appreciate the convenience of ordering products on the Internet, the buying habits of many consumers accustomed to purchasing products through traditional retail channels are difficult to change. The Company's offerings on its Web Site in each Product category are also relatively small compared to the wide variety of products and services offered by other electronic commerce companies. There can be no assurance that the Company's business and results of operations will not be affected materially by market conditions and competition in the future.

        PRODUCT LIABILITY. Although the Company does not manufacture any of the products or services purchased or sold through its Web Site, it may be subject to liability for losses caused by such products or services. While the Company maintains a general commercial liability insurance policy, there is no guarantee that this policy will provide coverage for or that any such coverage will be sufficient to satisfy the claims of a successful product liability claim. Accordingly, a successful products liability claim against the Company could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

        CONCENTRATION OF VOTING POWER. Kenneth Forrest, the founder of the Company, and certain other shareholders of the Company, may be able to control the election of the Company's Board of Directors. In addition, pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 66% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company. Although current shareholders of the Company do not hold preemptive rights to acquire additional shares of Common Stock and, consequently, share amounts as a percentage of Common Stock outstanding for existing shareholders are expected to decline after consummation of the Offering, the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

        PRIVATE CAPITAL/NEED FOR ADDITIONAL CAPITAL. SportsNuts.com presently has limited operating capital with which to engage in its business. The amount of capital available to SportsNuts.com is limited and is not be sufficient to enable it to conduct its business operations without additional fund-raising. The Company will likely be required to raise additional capital in order to fund its anticipated growth. If the Company seeks new equity investors in order to raise additional capital, it will dilute the ownership of the Company's stockholders, and such dilution could be significant.

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

        SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 17,873,359 shares of the Company's Common Stock outstanding at September 30, 1999, 2,441,713 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933. Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock.

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

        POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. The Company is authorized to issue up to 50,000,000 shares of Common Stock. To the extent of such authorization, the Board of Directors of the Company will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional Common Stock in the future will reduce the proportionate ownership and voting power of the Common Stock offered hereby. The Company will also be authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which would have dividend and liquidation preferences over the common stock.

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

        APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS. The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

        YEAR 2000 COMPLIANCE. Although the Company believes that it is Year 2000 compliant, it may be wrong. If the Company is wrong, it could face unexpected expenses fixing Year 2000 problems or unanticipated Web site outages related to the Year 2000, either of which could have a material adverse effect upon the Company's business, results of operations, and financial condition. Furthermore, the Company's Web site is integrated with equipment provided by third parties that may not be Year 2000 compliant. The Company is unable to make contingency plans covering the possibility that a significant number of computers constituting the Internet may fail to properly process dates for the year 2000 and that there may be a system wide slowdown or breakdown. Any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could have a material adverse effect upon the Company's business, results of operations, or financial condition.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        The following document is incorporated by reference from the Form 8-K of the Company filed August 12, 1999:

Exhibit No.     Description
-----------     -----------
2.1             Agreement and Plan of Merger dated as of July 28, 1999 among
                SportsNuts.com International, Inc., SportsNuts Merger Sub.,
                Inc., Sportzz.com, Inc., ObjectSelect, L.C., and individual members thereof.

        The following documents are filed as exhibits to this Form 10-QSB:

Exhibit No.     Description
-----------     -----------
Exhibit 10.1    Advertising Agency Services Agreement, dated August 23, 1999 between EURO RSCG/DSW Partners, LLC, and SportsNuts.com
                International, Inc.

Exhibit 10.2    Software Licence Agreement, dated September 30, 1999 between
                Brookline Technologies, Inc. and SportsNuts.com International,
                Inc.

Exhibit 10.3    Executive Employment Agreement dated September 1999 between
                David M. Hill and SportsNuts.com International, Inc.

Exhibit 27      Financial Data Schedule

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        Date: November 15, 1999             By /s/ DAVID M. HILL
                                               ---------------------------------
                                               David M. Hill
                                               Chief Financial Officer

                EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
Exhibit 10.1    Advertising Agency Services Agreement, dated August 23, 1999 between EURO RSCG/DSW Partners, LLC, and SportsNuts.com
                International, Inc.

Exhibit 10.2    Software Licence Agreement, dated September 30, 1999 between
                Brookline Technologies, Inc. and SportsNuts.com International,
                Inc.

Exhibit 10.3    Executive Employment Agreement dated September 1999 between
                David M. Hill and SportsNuts.com International, Inc.

Exhibit 27      Financial Data Schedule