Form 10QSB/A
period 1999-06-30
SPORTSNUTS COM INTERNATIONAL INC
filed 2000-01-20
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                  FORM 10-QSB/A

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

                        Commission file number: 333-14477

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                               87-0561426
                 --------                               ----------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

The Towers at South Towne II, Suite 550,                  84095
          10421 South 400 West,                         (Zip Code)
          Salt Lake City, Utah
(Address of principal executive offices)

                                 (801) 816-2500
                            Issuer's telephone number

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

State the number of shares of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 1999, the Company had outstanding 15,691,483 shares of common stock, par value $0.0001 per share.

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

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 1999.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                                  BALANCE SHEET

                                                                      (UNAUDITED)
                                                                        JUNE 30,
                                                                          1999
                                                                      -----------
ASSETS
Current assets:
   Cash and cash equivalents                                          $ 2,381,771
   Accounts receivable                                                      6,729
   Inventory                                                               60,654
   Other current assets                                                    76,929
                                                                      -----------
      Total current assets                                              2,526,083

Property and equipment, net                                               688,253
                                                                      -----------
      Total assets                                                    $ 3,214,336
                                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                   $   273,278
   Accrued liabilities                                                    133,875
   Accrued compensation and other benefits                                 15,821
                                                                      -----------
      Total current liabilities                                           422,974

Shareholders' equity:
   Common stock, 50,000,000 shares authorized, par value $.0001,
   15,691,483 issued and outstanding at June 30, 1999                       1,569
   Additional paid-in capital                                           7,975,391
   Accumulated deficit                                                 (3,648,098)
   Subscription receivable                                             (1,537,500)
                                                                      -----------
      Total shareholders' equity                                        2,791,362

      Total liabilities and shareholders' equity                      $ 3,214,336
                                                                      ===========

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS


                                                                             (UNAUDITED)
                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                     -----------------------------
                                                                         1999              1998
                                                                     -----------        ----------
Net sales                                                            $   322,137        $  178,047

Operating expenses:
   Cost of sales                                                         320,803           108,558
   General and administrative                                            521,322           112,395
   Selling and marketing                                                 313,353            53,806
   Research and development                                               28,945                 -
                                                                     -----------        ----------
      Total operating expense                                          1,184,423           274,759

           Operating loss                                               (862,286)          (96,712)

 Other income (expenses):
      Gain on sale of assets                                                  --             5,040
      Interest expense                                                        --           (47,968)
                                                                     -----------        ----------
           Total other income (expense)                                       --           (42,928)
                                                                     -----------        ----------
 Loss from continuing operations before income taxes                    (862,286)         (139,640)

           Income tax benefit                                                 --            16,178

                                                                     -----------        ----------
Net loss after taxes                                                    (862,286)         (123,462)

Minority interest                                                         66,804                --
                                                                     -----------        ----------
Net loss                                                             $  (795,482)       $ (123,462)
                                                                     ===========        ==========
Loss per common share - basic and diluted                            $     (0.06)       $    (0.02)
                                                                     ===========        ==========
 Weighted average number of common and common equivalent shares       14,213,242         6,799,978
                                                                     ===========        ==========

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                            STATEMENTS OF OPERATIONS

                                                                             (UNAUDITED)
                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ----------------------------
                                                                        1999              1998
                                                                     -----------       ----------
Net sales                                                            $   463,441       $  304,383

Operating Expenses:
   Cost of sales                                                         444,416          230,861
   General and administrative                                            777,319          314,261
   Selling and marketing                                                 814,702           86,724
   Research and development                                              123,574               --
                                                                     -----------       ----------
      Total operating expense                                          2,160,011          631,846

           Operating loss                                             (1,696,570)        (327,463)

 Other income (expenses):
      Other income                                                            --            5,040
      Interest expense                                                    (3,097)         (60,765)
                                                                     -----------       ----------
           Total other income (expense)                                   (3,097)         (55,725)
                                                                     -----------       ----------
 Loss from continuing operations before income taxes                  (1,699,667)        (383,188)

           Income tax benefit                                                 --           32,457
                                                                     -----------       ----------
Net loss after taxes                                                  (1,699,667)        (350,731)

Minority interest                                                         66,804               --
                                                                     -----------       ----------
Net loss                                                             $(1,632,863)      $ (350,731)
                                                                     ===========       ==========
Loss per common share - basic and diluted                            $     (0.14)      $    (0.05)
                                                                     ===========       ==========
 Weighted average number of common and common equivalent shares       11,976,874        6,695,065
                                                                     ===========       ==========

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                ---------------------------
                                                                    1999             1998
                                                                -----------       ---------
Cash flows from operating activities:
    Net loss                                                    $(1,632,863)      $(350,731)
    Adjustments to reconcile net income to net cash used
in operating activities
        Depreciation                                                111,843          18,713
            Non cash operating expenses                             114,000          27,069
            Deferred income taxes                                    (1,258)        (32,745)
            Minority interest                                       (66,804)
            Gain on disposal of fixed assets                             --          (5,040)
        Changes in operating assets and liabilities:
           Accounts receivable                                       (6,729)          1,930
           Inventory                                                (44,070)       (135,098)
           Other current assets                                     (39,284)             --
           Accounts payable                                          78,078         100,023
           Other liabilities                                        (31,715)            989
                                                                -----------       ---------
Net cash used in operating activities                            (1,518,802)       (374,890)

Cash flows from investing activities:
    Purchases of property and equipment                            (708,526)         (9,285)
                                                                -----------       ---------

           Net cash used in investing activities                   (708,526)         (9,285)

Cash flows from financing activities:
      Increase (decrease) in cash overdraft                         (47,683)         49,247
      Proceeds from issuance of long-term debt                           --         242,100
      Net proceeds from issuance of common stock                  4,873,400         203,000
      Payments on stock subscription receivable                      85,000              --
      Principal payments of long-term debt                         (301,618)       (125,934)
                                                                -----------       ---------

           Net cash provided by financing activities              4,609,099         368,413
                                                                -----------       ---------

Net increase (decrease) in cash and cash equivalents              2,381,771         (15,762)
Cash and cash equivalents at the beginning of period                      0          15,762
                                                                -----------       ---------

Cash and cash equivalents at the end of period                  $ 2,381,771       $       0
                                                                ===========       =========

Non Cash Financing Activities:
     Issuance of common stock for fund raising commissions      $   100,000

See accompanying notes

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") is an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company has combined the three powerful forces of sports, the Internet, and network marketing in an effort to build the largest, targeted online customer base of global sports enthusiasts. To date, the Company has derived revenues principally from four sources: (i) proceeds from enrollments of club members, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and
(iv) purchases of sports, outdoors, and fitness-related products and services. The Company's strategy is to build and test its business model on a localized scale, and thereafter deploy the model across the United States and international markets. The Company was incorporated under the laws of the State of Delaware on July 12, 1996. Prior to the merger with SportsNuts.com, Inc., a privately held Delaware corporation ("SportsNuts"), on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company.

The accompanying interim financial statements for the three and six month periods ended June 30, 1999 have been restated in this Form 10-QSB/A from those previously issued in the Company's 10-QSB for the quarter ended June 30, 1999 to reflect SportsNuts.com, Inc. as the accounting acquirer in a reverse merger into an inactive public company. The previously issued interim financial statements of the Company for the three and six month periods ended June 30, 1999 reflected the merger as if the Company was the accounting acquirer. In addition, certain adjustments and reclassifications have been made to certain accounts to conform with the current presentation.

FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, certain information and footnote disclosures normally included in complete financial statements have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's 1999 filing on Form 8-K/A No. 2.

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

NET LOSS PER COMMON SHARE

Net loss per common share is calculated by dividing the net loss by the weighted average number of shares of common stock issued and outstanding during the period. The Company excluded 9,302,548 options and 2,869,452 warrants from the weighted average shares outstanding computation at June 30, 1999 because their effect would be anti-dilutive. The Company did not have any options or warrants outstanding at June 30, 1998.

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

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 1999 of $3,648,098 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

The net loss for the year ended December 31, 1998 and the six months ended June 30, 1999 was $1,624,074 and $1,632,863 respectively. To date the Company has funded its operations through a combination of short and long-term loans and the

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                  JUNE 30, 1999
                                   (UNAUDITED)

private placement of its common stock. The Company anticipates a net loss for the year ended December 31, 1999 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and through membership revenues and sales of products and services. Management is confident that appropriate funding will be generated and future product sales will result from these opportunities and that the Company will continue operations over the next fiscal year.

3. MERGER

On April 6, 1999, the Company merged with SportsNuts.com, Inc. ("SportsNuts") a private company, (the "Merger"), wherein the Company issued shares to accredited investors (the "Participating Shareholders") for approximately eighty-one percent (81%) of the outstanding capital stock of SportsNuts. The Merger was accounted for as a reverse merger into a non-operating public company, wherein SportsNuts.com, Inc. was treated as the accounting acquirer. In conjunction with the Merger, the Company changed its name from Durwood, Inc. to SportsNuts.com International, Inc. Prior to the Merger, the Company conducted no active business. SportsNuts is an internet based, "on line" sports club and retail distributor of sports, outdoor, and fitness related products, services, and information.

In connection with the Merger, the Company effected a 2.213 for 1 forward stock split (the "Forward Split") of all then currently outstanding shares of its common stock, $0.0001 par value (the "Common Stock"). The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 1,103,500 to 2,441,713 shares. Immediately prior to the Merger, the Company sold to accredited investors 1,000,000 post Forward Split shares of Common Stock

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                  JUNE 30, 1999
                                   (UNAUDITED)

at $1.00 per share to raise gross proceeds of $1,000,000 (the "Private Offering"). As part of the Merger, the Company issued 7,651,252 shares of Common Stock to the Participating Shareholders of SportsNuts in exchange for their collective 11,683,000 shares of SportsNuts common stock. Each Participating Shareholder of SportsNuts received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts who were also accredited investors (each a "Participating Warrant Holder") warrants for the purchase of 3,353,113 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's Common Stock in exchange for each share of SportsNuts common stock it was entitled to purchase pursuant to its SportsNuts warrants. In the future, the Company may issue up to an additional 1,808,192 shares of Common Stock to acquire the remaining 2,761,000 shares of Common Stock of SportsNuts that were held by the remaining shareholders (other than the Company) as of the closing date of the Merger. As compared to prior statements describing the Merger on Forms 8-K and 10-QSB filed previously with the Commission, the number of shares and warrants issued to Participating Shareholders and Participating Warrant Holders has been increased to reflect conversions by certain SportsNuts shareholders of their shares and warrants for shares and warrants of the Company during the second quarter, subsequent to the closing of the Merger. These transactions were treated by the company as being effective as of April 6, 1999.

4. STOCKHOLDERS EQUITY

ISSUANCE OF COMMON STOCK

Effective April 8, 1999, the Company issued 1,351,268 shares in exchange for the exercise of warrants held by certain individuals.

Effective May 8, 1999, the Company issued 2,807,000 shares and reserved for issuance 25,000 shares of common stock at a price of $1.00 per share, net of issuance costs of $271,350. Additionally, in connection with the receipt of funds pursuant to the issuance of such shares and as compensation for the same, the Company issued or is obligated to issue (i) an aggregate of 443,500 shares of Common Stock to certain individuals, and (ii) warrants to certain individuals to acquire an aggregate of 237,151 shares of Common Stock at an exercise price of $1.00 per share. The warrants expire two years from the date of grant.

                       SPORTSNUTS.COM INTERNATIONAL, INC.

                     NOTES TO FINANCIAL STATEMENTS CONTINUED
                                  JUNE 30, 1999
                                   (UNAUDITED)

Effective June 15, 1999, the Company accepted subscriptions from certain investors to purchase 750,000 shares of Common Stock at an exercise price of $1.95 per share, net of issuance costs of $131,625. In connection with the receipt of such funds and in conjunction with the Company's capital raising activities, the Company intends to issue warrants to certain individuals to acquire an aggregate of 67,500 shares at an exercise price of $1.95 per share. Such warrants will expire two years from the date of grant.

ISSUANCE OF WARRANTS AND OPTIONS

During the three-month period ended June 30, 1999, the Company issued warrants to acquire 352,151 shares of Common Stock at a weighted-average exercise price of $0.96 per share. The warrants were issued primarily in connection with capital raising efforts undertaken on behalf of the Company by certain individuals as discussed above. The warrants expire two years from the date of grant (see "Issuance of Common Stock). Also during the three-month period ended June 30, 1999, the Company issued to various employees and service providers options to purchase 363,098 shares of Common Stock at a weighted-average exercise price of $4.31 per share. Such options were issued pursuant to the Company's 1999 Stock Option Plan and expire five years from the date of grant.

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

RESULTS OF OPERATIONS

     The accompanying interim financial statements for the three and six month periods ended June 30, 1999 have been restated in this Form 10-QSB/A from those previously issued in the Company's 10-QSB for the quarter ended June 30, 1999 to reflect SportsNuts.com, Inc. as the accounting acquirer in a reverse merger into an inactive public company. The previously issued interim financial statements of the Company for the three and six month periods ended June 30, 1999 reflected the merger as if the Company was the accounting acquirer. The following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 1999 and 1998.

     REVENUES. The Company earned net revenues of $322,137 during the three month period ended June 30, 1999, an 81% increase from $178,047 during the second quarter of 1998. For the six months ended June 30, 1999, net revenues were $463,441, a 52% increase from $304,383 during the six months ended June 30, 1998. These increases were primarily due to increased spending by the Company in marketing and sales. Using sports radio programs as a venue to reach prospective members, in April, 1999, the Company began airing thirty-second radio advertisements in the Phoenix, Arizona metropolitan area, using a well-known sports personality as a sponsor. The Company has also begun airing additional advertisements on sports radio stations in Orange County, California and Salt Lake City, Utah. Approximately $286,322 and $366,804, or 89% and 79% of revenues for the second quarter and six months ended June 30, 1999 were attributable to membership sales from new distributors and customers. The Company anticipates that membership sales as a percentage of overall revenues will decline slightly over time as the Company launches its brokered Internet service and continues to develop its Web site. With respect to the Web site, over the next six months, the Company expects to begin receiving sufficient site traffic to generate (i) advertising revenues, (ii) electronic commerce sales, and (iii) revenues from other paid electronic services.

     COST OF SALES. Cost of sales were $320,803 during the three month period ended June 30, 1999, a 196% increase from $108,558 during the second quarter of 1998. For the six months ended June 30, 1999, cost of sales were $444,416, a 93% increase from $230,861 during the six months ended June 30, 1998. Cost of sales consists primarily of commission payments to the network marketing distributor force, as well as the cost of the distributor kits, sales aids, and products sold through e-commerce transactions. The increase from the prior year is related to the corresponding increase in sales revenues previously discussed. The cost of sales as a percentage of revenues has increased from 61% and 76% during the second quarter and six months ended June 30, 1998 to 99% and 96% during the second quarter and six months ended June 30, 1999. This increase is due to a temporary restructuring of the commission payments in the network marketing business to provide a higher payout to distributors as an incentive to generate a larger distributor base. The Company anticipates that cost of sales will decline as a percentage of sales, and it will generate an increased gross margin percentage within the next six months as it restructures commission payments within its network marketing operations.

     SELLING AND MARKETING EXPENSES. Selling expenses for the three-month period ended June 30, 1999 were $313,353, a 482% increase from $53,806 during the second quarter of 1998. Selling and marketing expenses for the six months ended June 30, 1999 were $814,702, an 839% increase from $86,724 during the six months ended June 30, 1998. These increases were primarily attributable to (i) the Company's advertising campaign and (ii) promotional efforts with respect to the Company's direct sales force in an attempt to increase branding awareness and promote involvement in the network marketing operations of the Company. During the second quarter, the Company initiated a system-wide increase in sales bonuses available to distributors. The sales bonus increases were intended to create incentives for distributors to enroll additional customers with the Company in the short-term. Over the long term, the Company anticipates that costs associated with the promotion and development of its independent sales force will increase commensurate with the number of distributors enrolled with the Company. In addition, over the long term, the Company expects that expenses incurred in connection with its distribution force will constitute a majority of the Company's selling expenses.

     PRODUCT DEVELOPMENT. Product research and development expenditures were $28,945 and $123,574 during the quarter and six months ended June 30, 1999, compared to none in the second quarter and six months ended June 30, 1998. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Such internal web site development activities commenced during 1999. In the prior year, the Company's web site was developed and hosted by a third party. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 1999 were $521,322, a 364% increase from $112,395 during the second quarter of 1998. For the six months ended June 30, 1999, general and administrative expenses were $777,319, a 147% increase from $314,261 during the six months ended June 30, 1999. These increases were principally due to increases in personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $370,920 and $49,556, respectively, of this amount during the second quarter of 1999, as compared to $23,360 and $14,056 during the second quarter of 1998. For the six months ended June 30, 1999, payroll expense and professional fees totaled $623,771 and $59,603 compared to $67,352 and $42,892 during the six months ended June 30, 1998. The Company anticipates incurring approximately $50,000 in general and administrative expenses in the third quarter of 1999 related to its Merger of Sportzz.com, Inc. (see "Summary of Recent Merger).

     EXPENSES RELATING TO PRIVATE OFFERINGS. During the second quarter, 1999, the Company conducted three separate private offerings of its Common Stock solely to accredited persons, receiving commitments for approximately $5.3 million in gross proceeds (the "Offerings") which consisted of $1 million initial capitalization as of April 6, 1999, $2.8 million in proceeds as of May 8, 1999, and a commitment for $1.5 million which has been reflected in the Company's Balance Sheet as a subscription receivable. The Company has paid or is obligated to pay out approximately $402,975 in cash commissions with respect to the Offerings.

SUMMARY OF RECENT REORGANIZATION

     On April 6, 1999, Durwood, Inc., a Delaware corporation approved for listing on the

NASD Electronic Bulletin Board, merged with SportsNuts.com, Inc., a private company, wherein the Company issued shares in exchange for approximately 81% of the issued and outstanding shares of SportsNuts.com, Inc., a Delaware corporation ("SNC"). The above-described transaction was the first step in a two-stage transaction involving the Merger of all of the shares of SNC by Durwood, Inc. on the basis of .654904748 shares of Durwood, Inc. for each share of SNC (hereafter, the "Reorganization"). After the consummation of the first step of the Reorganization, Durwood, Inc. held approximately 11,683,000 shares of SNC common stock in exchange for approximately 7,651,000 shares of Durwood, Inc. common stock. In addition, certain warrant holders of SNC also exchanged their SNC warrants for warrants issued by Durwood, Inc. on the same conversion basis as the SNC common stock. Also following the first phase of the Reorganization, Durwood, Inc. changed its name to SportsNuts.com International, Inc. As compared to prior statements describing the Merger on Forms 8-K and 10-QSB filed previously with the Commission, the number of shares and warrants issued to Participating Shareholders and Participating Warrant Holders has been increased to reflect conversions by certain SportsNuts shareholders of their shares and warrants for shares and warrants of the Company during the second quarter, subsequent to the closing of the Merger. These transactions were treated by the company as being effective as of April 6, 1999.

     Pursuant to the Agreement and Plan of Reorganization entered into by SNC and the Company, the remaining shares of SNC are anticipated to be acquired by the Company, together with an exchange of all options and warrants of SNC, sometime within the twelve-month period following the consummation of the first step of the Reorganization. As part of the second step of the Reorganization, the Company intends to issue shares of its Common Stock, options, and warrants equal to 1,808,192, 8,939,449 and 635,258 shares, respectively. On April 20, 1999, the Company filed with the Securities and Exchange Commission a report on Form 8-K summarizing the Reorganization.

SUMMARY OF RECENT MERGER

     On July 28, 1999, the Company concluded an Agreement and Plan of Merger with Sportzz.com, Inc., (the "Merger Agreement") a Utah corporation ("Sportzz"), with a wholly-owned subsidiary of the Registrant, SportsNuts Merger Sub., Inc., a Utah corporation ("Merger Sub"), ObjectSelect, L.C., a Utah limited liability company, being the sole shareholder of Sportzz (the "Shareholder"), and the members thereof, providing for a reverse triangular merger of Merger Sub into Sportzz (collectively, the "Merger"), with the result that Sportzz became a wholly-owned subsidiary of the Company. Immediately prior to the Merger, Sportzz was engaged in the development of internet based database management and application development software, and it maintained an internet web site employing its products for purposes of inputting, searching, and retrieving local sports information including from leagues, schools, teams, and their player rosters, game schedules, game results, photographs, articles, and statistics.

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

     The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 1999 of approximately $3,648,098 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern. The net loss for the year ended December 31, 1998 and the six months ended June 30, 1999 was $1,624,074 and $1,632,863, respectively. The Company anticipates a net loss for the year ended December 31, 1999 and with the expected cash requirements for the coming year, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

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

     RISK FACTORS

     The risk factors described below are based on the Company following the Merger of SportsNuts.com, with the Company pursuing the business conducted by SportsNuts.com and so the risk factors should be read in that light.

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

     CONCENTRATION OF VOTING POWER. Kenneth Forrest, the founder of the Company, and certain other shareholders of the Company, may be able to control the election of the Company's Board of Directors. In addition, pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 66% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such Merger would not necessarily lead to a change in control of the Company. Although current shareholders of the Company do not hold preemptive rights to acquire additional shares of Common Stock and, consequently, share amounts as a percentage of Common Stock outstanding for existing shareholders are expected to decline after consummation of the Offering, the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

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

     SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 15,691,483 shares of the Company's Common Stock outstanding at June 30, 1999, 2,441,713 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

ITEM 5.     OTHER INFORMATION

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:


     The following document is incorporated by reference from the Form 8-K of the Company filed August 12, 1999:

Exhibit No.       Description
-----------       -----------
   2.1            Agreement and Plan of Merger dated as of July 28, 1999 among
                  SportsNuts.com International, Inc., SportsNuts Merger Sub.,
                  Inc., Sportzz.com, Inc., ObjectSelect, L.C., and individual members thereof.

     The following document is incorporated by reference from the Form 10-QSB of the Company filed August 16, 1999:

Exhibit No.       Description
-----------       -----------
   10.1           Internet Service Private Label Reseller Agreement between
                  Eclipse Telecommunications, Inc., and SportsNuts.com, Inc.,
                  dated as of June 23, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     SPORTSNUTS.COM INTERNATIONAL, INC.

     Date: January 17, 2000

                                            By /s/ Kenneth Denos
                                              ----------------------------------
                                              Kenneth Denos
                                              Chief Financial Officer

Exhibit Index