Form 10KSB40
period 1999-12-31
SPORTSNUTS COM INTERNATIONAL INC
filed 2000-03-30
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                        87-0561426
        --------                                        ----------
        (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)                  Identification No.)

    The Towers at South Towne II
    10421 South 400 West, Suite 550,
        Salt Lake City, Utah                                  84095
    ---------------------------------------                   -----
    (Address of principal executive offices)                (Zip Code)


                                 (801) 816-2500
                            Issuer's telephone number

              Durwood, Inc. 4085 West 4715 South Kearns, Utah 84118
              -----------------------------------------------------
             (Former name or former address and former fiscal year,
                         if changed since last report.)

    Securities registered under Section 12(b) of the Exchange Act: None

    Securities registered under Section 12(g) of the Exchange Act:  None

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The Company's revenues for the fiscal year ending December 31, 1999 were $1,452,919.

    The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 1, 2000 was approximately $7,320,587. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 1, 2000, the Company had outstanding 18,398,360 shares of common stock, par value $0.0001 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on Friday, June 2, 2000, are incorporated by reference in Part III of this Form 10-KSB to the extent stated herein.


  Transitional Small Business Disclosure Format (check one)  [ ] Yes [x] No

                                TABLE OF CONTENTS

Part I
      Item 1 - DESCRIPTION OF BUSINESS........................................1
               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS..............1
      Item 2 - DESCRIPTION OF PROPERTY.......................................19
      Item 3 - LEGAL PROCEEDINGS.............................................19
      Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........19

Part II
      Item 5 - MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................20
      Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................22
      Item 7 - FINANCIAL STATEMENTS..........................................28
      Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................46

Part III
      Item 9 - DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.............46
      Item 10 - EXECUTIVE COMPENSATION.......................................46
      Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...................................................46
      Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............46
      Item 13 - EXHIBITS AND REPORTS ON FORM 8-K.............................46

SIGNATURES...................................................................48

                           FORWARD LOOKING STATEMENTS

      THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "RISK FACTORS." UNDER "ITEM 1. DESCRIPTION OF BUSINESS."

      Unless the context requires otherwise, references to the Company are to SportsNuts.com International, Inc. and its subsidiaries.


                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS (CAUTIONARY STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995)

      The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results. From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral. Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance. These statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as "anticipates," "intends," "plans," "expects," "will," and other words and phrases of similar meaning. In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

      The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934. Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company's actual results to differ materially from expected and historical results. It is not possible to foresee or identify all such factors. Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

      OPERATING RISKS

      POSSIBLE LIABILITY TO DISTRIBUTORS. In connection with the discontinuation of its network marketing operations, the Company may be subject to liability for sales of products and memberships to its independent distributors during the previous twelve months. State and/or federal laws governing network marketing may require the Company to refund all or part of the funds received from distributors for product and membership sales in the event of a termination of the distributor's independent sales agreement. If the Company were forced to refund monies to its distributors and repurchase product inventory or memberships, the Company's business, operating results, and financial condition would be materially adversely affected. (See "RECENT DEVELOPMENTS--Discontinuation of Line of Business").

      DEPENDENCE ON KEY PERSONNEL. The Company's success depends, in large part, upon the talents and skills of its management and key personnel. To the extent that any of its key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found. The competition for qualified personnel in the computer software and Internet markets is intense, and there are limited numbers of such qualified personnel in the metropolitan Salt Lake City area. There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

      DEPENDENCE ON MARKET AWARENESS OF BRAND. If the Company fails to successfully promote the "SportsNuts.com" brand name or if the Company incurs significant expenses promoting and maintaining this brand name, there could be a material adverse effect on the Company's business, results of operations, and financial condition. Due in part to the emerging nature of the market for Internet management solutions and the substantial resources available to many of the Company's competitors, there may be a time-limited opportunity to achieve and maintain a significant market share. Developing and maintaining awareness of the Company's brand name is critical to achieving widespread acceptance of the Company's management and reporting systems. Furthermore, the importance of brand recognition will increase as competition in the market for the Company's products and services increases. Successfully promoting and positioning the Company's brand will depend largely on the effectiveness of the Company's marketing efforts and ability to attract a large number of amateur sports enthusiasts to its Web site on a consistent basis. Consequently, the Company may need to increase its financial commitment to creating and maintaining brand awareness among consumers.

      ADDITIONAL FINANCING REQUIREMENTS. The Company will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses. There is no assurance that the Company will be able to raise additional funds or that financing will be available on acceptable terms. Lack of additional funds could significantly affect the Company and its business. Further, funds raised through future equity financing could be substantially dilutive to existing shareholders.

      DEVELOPMENT STAGE COMPANY. The Company was organized on July 12, 1996. Since the date of its inception, the Company has incurred substantial losses and has not yet generated a profit. To achieve any significant measure of profitability, the Company must create substantial activity through its Web Site to generate revenues, and there is no assurance that the Company will do so in the future or that such revenue generation will ultimately lead to the Company becoming profitable.

      SEASONALITY. While neither seasonal nor cyclical variations have materially affected the Company's results of operations in the past, the Company's short operating history may have suppressed these factors.
 For example, increases in site traffic will likely correspond with the three primary sports seasons (football, basketball, and baseball) and therefore revenues can fluctuate greatly depending upon the time of year. There can be no assurance that seasonal or cyclical variations will not materially adversely affect the Company's results of operations in the future.

      RELIANCE UPON MANUFACTURER-SUPPLIERS. The Company does not manufacture any of the products sold from its Internet Web Site, and therefore relies upon the Internet retail affiliates ("Affiliates") who sell these products through the Web Site to manufacture and/or supply all of the products to its customers. These Affiliates are primarily manufacturer's representatives. The Company's profit margins and the ability for consumers to receive existing products on a timely basis are substantially dependent upon these Affiliates. The development of additional new products in the future will likewise be dependent in part on the services of suitable Affiliates. The failure of any one of the Company's Affiliates to produce and deliver quality products and services in a timely manner on a consistent basis could negatively affect the sale of products from the Company's Web Site and could have a material adverse affect on the Company's financial condition and results of operations.

      GROWTH MANAGEMENT. The Company anticipates that it will experience rapid growth in the next few years of operations. The management challenges imposed by this growth include entry into new markets, growth in the number of persons accessing the Web Site, management of Affiliates, employees and customers, expansion of facilities and computer systems necessary to accommodate such growth, and additions and modifications to the products and services offered through the Company's Web Site. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, computer, and management systems. If the Company is unable to manage growth effectively or hire or retain qualified personnel, the Company's business and results of operations could be materially adversely affected.

      REGULATION OF FUNDRAISING ACTIVITIES. Most states regulate fundraising activities through "Charitable Solicitation" statutes. To the extent that the Company is subject to such statutes, the Company may be required to file as a paid solicitor or professional fundraiser and pay a filing fee in each state in which it attempts to engage amateur sports teams and participants to sell Internet advertising to local merchants and organizations. Moreover, inasmuch as such statutes apply to any person engaged in such activities, every person who engages in fundraising activities may be required to register as a paid solicitor or professional fundraiser and pay a registration fee in each state in which they attempt to sell banner advertising on behalf of the Company. Any determination that would require state registration for amateur sports teams or participants may have a material adverse effect on the Company's business, financial condition, and results of operations.

      GOVERNMENT REGULATION OF THE INTERNET. There are currently few laws or regulations directly applicable to electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet. Although transmissions from the Company's Web Site will likely originate from the States of Utah and California, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, the Company's Affiliates, or customers purchasing products or services through the Web Site.

      DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET. The Company's future success is substantially dependent upon continued growth in the use of the Internet in order to support the volume of activity necessary to generate advertising revenue and the sale of its products and services. Rapid growth in the use of the Internet is a relatively recent phenomenon, and the Company relies on consumers who have historically used traditional means of media and commerce for entertainment and the purchase of goods and services. For the Company to be successful, these consumers must accept and utilize novel ways of conducting business and exchanging information. There can be no assurance that communication or commerce over the Internet will become more widespread or that the Internet will otherwise become a viable commercial marketplace. Moreover, to the extent that the Internet continues to experience significant growth in the number of users and frequency of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such growth, or that the performance or reliability of the Internet will not be adversely affected thereby. In addition, certain factors such as Internet commerce security and the speed of Internet transmissions may deter existing as well as potential customers from engaging in transactions on the Internet. The occurrence of any of these risks could adversely affect the Company's business, operating results, and financial condition.

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

      ELECTRONIC DATA TRANSMISSION SECURITY RISKS. A significant barrier to the electronic transmission of confidential data over the Internet is the perception that such data may not be secure. The Company relies upon encryption and authentication technology to provide the security necessary to effect secure transmissions of confidential information. There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Web Site, and therefore lead to the misappropriation of such data by third parties. Any such breach, compromise, or misappropriation could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company's business, results of operations, or financial condition.

      RAPID TECHNOLOGICAL CHANGE. The Internet and on-line industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render the Company's existing Web Site and the services provided pursuant thereto obsolete. The Company's future success will substantially depend on its ability to enhance its existing services, develop new services, and otherwise respond to technological advances in a timely and cost-effective manner. If the Company is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if the Company's Web Site does not achieve market acceptance, the Company's business, operating results, and financial condition would be adversely affected.

      NO PROPRIETARY PROTECTION FOR TECHNOLOGY. The Company's statistical information system and the league management system (now in development) are not protected by any copyright or patent, and the Company does not anticipate filing an application with the United States Patent and Trademark Office ("USPTO") or the United States Copyright Office for protection of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

      UNCERTAIN PROTECTION OF TRADE NAMES AND RELATED INTANGIBLE ASSETS. The Company has submitted applications to the USPTO for trademark protection for the name "SportsNuts.com" with respect to the following classes of products and services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. Currently the mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were required to change its name, it could lose all goodwill associated with the "SportsNuts.com" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts.com" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

      COMPETITION AND TECHNOLOGICAL CHANGE. The market for Internet products, services, and advertising within the amateur sports market is new, rapidly evolving, and intensely competitive and will continue to undergo rapid technological change. The Company must continue to enhance and improve the functionality and features of its online services and sports information management software. If new industry needs, standards, or practices emerge, the Company's existing services, technology, and systems may become obsolete. Developing and enhancing the Company's proprietary technology entails significant technical and business risks, in addition to substantial costs. If the Company faces delays in introducing new services, products and enhancements, its users may forego the use of the Company's services and use those of its competitors. The Company currently competes with many other amateur sports information and product web sites and the Company anticipates competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new web sites quickly at a relatively low cost. Accordingly, the Company believes that its success will depend heavily upon achieving significant market acceptance before its competitors and potential competitors introduce competing services. Many of the Company's competitors, as well as potential entrants into the Internet amateur sports market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing, and other resources than the Company. Furthermore, several of the Company's competitors have acquired certain key sponsorships and relationships with a few well-known amateur sports organizations which may impede the Company's growth and thereby have a material adverse effect upon the Company's business, results of operations, and financial condition.

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

      INVESTMENT RISKS

      SPECULATIVE INVESTMENT. The shares of the Company's common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit. If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

      SECURITIES CLASS ACTION CLAIMS BASED UPON PRICE FLUCTUATION. Securities class action claims have been brought against issuing companies in the past after volatility in the market price of a company's securities. With respect to the Company, such litigation could be very costly and divert the Company's management's attention and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, any or all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

      NO ACTIVE MARKET. Although the Company's shares are traded on the NASD Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is no active public market for the shares and no analysts or NASD market makers actively follow the Company. Consequently, to the extent that the shares became available for public sale, the public share price could fluctuate substantially based upon a small volume of public transactions in the Company's Common Stock.

      NO DIVIDENDS. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future, and may be restricted from paying dividends in the future pursuant to subsequent financing arrangements.

      CONCENTRATION OF VOTING POWER. Certain shareholders of the Company acting as a group may be able to control the election of the Company's Board of Directors. In addition, pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 66 2/3% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company. However, the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

      ANTI-TAKEOVER PROVISIONS. The Restated Certificate of Incorporation of the Company contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super- voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

      SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 18,398,360 shares of the Company's Common Stock outstanding at March 1, 2000, 2,441,713 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock. Moreover, the Company is currently exploring a possible repricing of stock options issued under its 1999 stock option plan, and the possible filing of an S-8 registration statement with respect to the plan, the result of which could be the sale of a substantial number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

      POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. The Company is authorized to issue up to 50,000,000 shares of Common Stock. To the extent of such authorization, the Board of Directors of the Company will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional Common Stock in the future may reduce the proportionate ownership and voting power of existing shareholders. The Company is also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval. The designation and issuance of series of preferred stock in the future would create additional securities which would have a dividend and liquidation preferences over common stock.

      VOLATILITY OF STOCK PRICES. In the event that there is an established public market for the Company's Common Stock, market prices will be influenced by many factors and will be more subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company's activities, future financial condition and management.

      APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS. The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker- dealers's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

      RISKS RELATED TO NETWORK MARKETING OPERATIONS AND DISCONTINUANCE THEREOF

      POSSIBLE LIABILITY TO DISTRIBUTORS. In connection with the discontinuation of its network marketing operations, the Company may be subject to liability for sales of products and memberships to its independent distributors during the previous twelve months. State and/or federal laws governing network marketing may require the Company to refund all or part of the funds received from distributors for product sales in the event of a termination of the distributor's independent sales agreement. If the Company were forced to refund monies to its distributors and repurchase product inventory, the Company's business, operating results, and financial condition would be materially adversely affected. (See "RECENT DEVELOPMENTS--Discontinuation of Line of Business").

      RELIANCE UPON INDEPENDENT DISTRIBUTORS. Prior to the discontinuation of its network marketing operations, the Company's principal sales force consisted of independent distributors ("Distributors") who were not employees of the Company. Relationships with Distributors were voluntarily terminable by the Distributors, or the Company at any time. The Company's revenue was substantially dependent upon the efforts of these Distributors.

      POTENTIAL NEGATIVE IMPACT OF DISTRIBUTOR ACTIONS. Although the Company has discontinued its network marketing operations, actions by certain Distributors may still negatively impact the Company and its products and services. The publicity resulting from Distributor activities such as inappropriate earnings claims and product representations by Distributors can have a material adverse effect on the Company's future business or results of operations.

      GOVERNMENT REGULATION OF DIRECT SELLING ACTIVITIES. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. As is the case with most companies which are involved in network marketing, the Company may receive inquiries from various government regulatory authorities regarding the nature of its business and other issues such as compliance with local business opportunity and securities laws. Although the Company has not received any such inquiry to date, there can be no assurance that the Company will not face such inquiries in the future which, either as a result of findings adverse to the Company or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations. While the regulations governing network marketing are complex and vary from state to state, based on research conducted to date, the Company believes that its method of distribution was in compliance in all material respects with the laws and regulations relating to direct selling activities of the states in which the Company operated.

      GOVERNMENTAL REGULATION OF NETWORK MARKETING IN GENERAL. The Company's network marketing system (now discontinued) was subject to or affected by extensive government regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. In addition, the Internal Revenue Service and state taxing authorities in any of the states or U.S. territories where the Company has Distributors could classify the Distributors as employees of the Company (as opposed to independent contractors). Any assertion or determination that the Company's network marketing operations were not in compliance with government requirements could have a material adverse effect upon the Company's financial condition and results of operations.


BUSINESS OVERVIEW

         The Company was originally incorporated under the name of Durwood, Inc. on July 12, 1996 under the laws of the State of Delaware. On April 6, 1999, the Company acquired (the "Reorganization") approximately 81% of the outstanding shares of SportsNuts.com, Inc.("SNC"), a privately held Delaware corporation. In connection with the Reorganization, the Company changed its name to SportsNuts.com International, Inc. Prior to the Reorganization with SNC, the Company had not commenced active business operations and was considered a development stage company. The financial information presented in this document for the periods prior to the Reorganization have been presented as if the entities had been combined on a consolidated basis. The transaction with SNC is described in detail under "Summary of Reorganization" below.

         SNC was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the sales and distribution of sporting goods and health/nutritional products, using the Internet, through a network marketing distribution strategy. The strategy also included creating a personalized sports community offering a comprehensive bundle of sports, outdoors and fitness-related products, services and information in a club environment on its web site. The network marketing distributor force sold club memberships with access to these products and services on the Web Site. This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue its network marketing operations.

         On July 28, 1999 the Company acquired (the "Merger") 100% of the outstanding stock of Sportzz.com, Inc. ("Sportzz"), a privately held Utah corporation. This acquisition is described in detail under "Summary of Merger" below. Sportzz was incorporated in the State of Utah on April 7, 1999. Immediately prior to the Merger, Sportzz was engaged in the development of Internet based database management and application development software, and it maintained an Internet web site employing its products for purposes of inputting, searching, and retrieving amateur sports information from leagues, schools, teams, and their player rosters, game schedules, game results, photographs, articles, and statistics. The Merger with Sportzz provided the Company with a distinct business opportunity to develop an Internet portal into the amateur sports market, and to capitalize on the substantial growth in the Internet industry. While expanding the business strategy to involve more a "pure" play in the amateur sports industry, the Company also sought to capitalize on synergies with its network marketing business by using its distributor force to enroll teams, individual athletes, fans, supporters and others as users to its amateur sports web site, thereby increasing site traffic and creating greater revenue generating capacity through advertising, e-commerce, and other monetary activities.


RECENT DEVELOPMENTS

          DISCONTINUATION OF LINE OF BUSINESS

          Historically, the Company operated as an online sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company attempted to combine the forces of sports, the Internet, and network marketing to build this sports community. Effective March 1, 2000, the Company has decided to narrow this focus considerably, and has elected to discontinue its network marketing operations and concentrate solely on building an Internet portal to the amateur sports market. Because direct sales is intended to be an important marketing channel to promote the SportsNuts.com site and its services, the Company intends to either (i) license the Company's network marketing concepts to a third party network marketing company and assign to such third party the Company's existing distributor agreements, or (ii) enter into an agreement with an established network marketing firm to promote the SportsNuts.com site.

          SUMMARY OF MERGER

          On July 28, 1999, the Company concluded an Agreement and Plan of Merger (the "Merger Agreement") among Sportzz.com, Inc., a Utah corporation ("Sportzz"), SportsNuts Merger Sub., Inc., a Utah corporation and wholly-owned subsidiary of the Company ("Merger Sub"), ObjectSelect, L.C., a Utah limited liability company, being the sole shareholder of Sportzz (the "Shareholder"), and the members thereof, providing for a reverse triangular merger of Merger Sub into Sportzz (collectively, the "Merger"), with the result that Sportzz became a wholly-owned subsidiary of the Company.

          Sportzz was incorporated in the State of Utah on April 7, 1999. Immediately prior to the Merger, Sportzz was engaged in the development of Internet based database management and application development software, and it maintained an Internet web site employing its products for purposes of inputting, searching, and retrieving amateur sports information from leagues, schools, teams, and their player rosters, game schedules, game results, photographs, articles, and statistics.

          As part of the Merger, the Company issued 944,882 shares of its Common Stock to the Shareholder of Sportzz, in consideration for all of the issued and outstanding shares of Sportzz common stock. In addition, cash consideration of $100,000 was paid to the Shareholder. Of this consideration $10,000 of the cash, and one half of the shares of Common Stock were placed in escrow pending completion of certain post closing covenants described in the Merger Agreement. The Merger is more particularly described in the Company's Form 8-K filing made with the Securities and Exchange Commission on August 12, 1999.

          SUMMARY OF REORGANIZATION

          On April 6, 1999, the Company acquired (the "Reorganization") approximately eighty-one percent (81%) of the outstanding capital stock from accredited investors (the "Participating Shareholders") of SportsNuts.com, Inc., a privately held Delaware corporation ("SNC"). The Reorganization was accounted for as a reverse merger into a non-operating public company, wherein SNC was treated as the accounting acquirer. In conjunction with the Reorganization, the Company changed its name from Durwood, Inc. to SportsNuts.com International, Inc. Prior to the Reorganization, Durwood, Inc. conducted no active business. At the time of the Reorganization, SNC was an Internet-based, online sports club and retail distributor of sports, outdoor, and fitness related products, services, and information.

          In connection with the Reorganization, the Company effected a 2.213 for 1 forward stock split (the "Forward Split") of all then currently outstanding shares of its common stock, $0.0001 par value (the "Common Stock"). The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 1,103,500 to 2,441,713 shares. Immediately prior to the Reorganization, the Company sold to accredited investors 1,000,000 post Forward Split shares of Common Stock at $1.00 per share to raise gross proceeds of $1,000,000. As part of the Reorganization, the Company issued 7,651,252 shares of Common Stock to the Participating Shareholders of SNC in exchange for their collective 11,683,000 shares of SNC common stock. Each Participating Shareholder of SNC received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SNC. Additionally, the Company issued to certain accredited holders of warrants in SNC (each a "Participating Warrant Holder"), warrants for the purchase of 3,353,113 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase
0.654904748 shares of the Company's Common Stock in exchange for each share of SNC common stock they were entitled to purchase pursuant to their SNC warrants. In the future, the Company may issue up to an additional 1,808,192 shares of Common Stock to acquire the remaining 2,761,000 shares of Common Stock of SNC that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization.


DESCRIPTION OF BUSINESS

         SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") has been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and network marketing in an effort to build a targeted online customer base of sports enthusiasts. To date, the Company has derived revenues principally from four sources: (i) proceeds from enrollments of club members, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services. The Company was incorporated under the laws of the State of Delaware on July 12, 1996.

         Effective March 1, 2000, the Company has decided to narrow its focus considerably, and has elected to discontinue its network marketing operations and concentrate solely on building an Internet portal to the amateur sports market. Because direct sales is intended to be an important marketing channel to promote the SportsNuts.com site and its services, the Company intends to either
(i) license the Company's network marketing concepts to a third party network marketing company and assign its existing distributor agreements to such third party, or (ii) enter into an agreement with an established network marketing firm to promote the SportsNuts.com site. The discussion that follows is directed towards the Company's future business plans, which are substantially different from its historical business operations.

         SportsNuts.com International, Inc. is a Web-centric company with a mission to build an Internet portal to the world of grass roots amateur sports. The Company intends to achieve this result by marketing a set of unique web-based solutions that leverage the Company's own comprehensive sports information management system, and address the needs of various audiences (athletes, parents, fans, coaches, officials, athletic directors, and administrators) in this large and emotionally connected community. In short, the Company intends to bring together the efficiency of the Internet and the stickiness of sports information with the purchasing power and involvement of amateur sports participants and supporters in an attempt to create the largest commercially viable, interactive community of amateur sports enthusiasts on the Internet.

         To build the ultimate portal for amateur sports, the Company intends to offer schools, cities, leagues, organizations and sports teams of every kind, online administrative efficiencies and free access to the Company's web-based sports information management system. This system is supported by software that seeks to streamline and integrate the cumbersome and costly team registration, scheduling, and rostering process. The system also has the capability to display, profile, query, archive, and maintain schedules, scores, highlights, summaries, statistics, pictures, video, maps, articles, interviews and standings relating to local, grass roots amateur sporting events. The scalability and dynamic nature of the underlying databases in which the software was developed allow for individual athletes, teams, schools, or regions to be compared against any other like group in the system. The interactivity of the system is ideal for amateur sports enthusiasts who want to track individual athletes, teams, or leagues over time or against other similar groups, consequently increasing the duration of time (commonly termed "stickiness") spent on the Company's site and providing revenue opportunities within the site.

         To complement its interactive amateur sports information management system and to increase sticky time for site users, the Company intends to offer a wide range of sports-related products and services through an online sports mall. The Company intends to also provide up-to-date, quality sports- related content and other online services targeted at consumers in the amateur sports market.


PRODUCT SUMMARY

         CORE TECHNOLOGY DEVELOPMENT

         The Company's ability to create a robust and sustainable Internet portal to the amateur sports market is linked to its ability to develop a unique set of web-based solutions that solve current problems endemic to the amateur sports market and/or increase consumer satisfaction as it relates to their involvement in grass roots amateur sports. In keeping with this principle, the Company has invested substantial resources to support the rapid and substantial development of its two core technologies that form the sports information management system and are the backbone of its business strategy: (i) the league management system, and (ii) the statistical information system.

         LEAGUE MANAGEMENT SYSTEM. The team and league management system being created by the Company is intended to streamline the league administration process by removing the most significant barriers to efficient league management, namely event coordination and lack of standardization. Athletes, coaches, and administrators will be able to register on-line at their convenience providing critical standardized demographic information upon registration that can be profiled throughout the system. Player rosters and scheduling will likely be easily created and updated by league/team administrators and posted on the Company's site and distributed electronically to participants who possess Internet access.

         STATISTICAL INFORMATION SYSTEM. The Company enhances the amateur sports experience by providing a variety of individual and team information and statistics to Internet users. The information is compiled in a relational database that, when profiled over time or against comparable statistics of another player, team, or league, produces tangible measurements on multiple levels that are difficult to generate through any other medium. Other key material, including game/contest summaries, commentary, photographs and video highlights, in conjunction with such statistical data, enrich amateur sports for athletes, recruiters, coaches, parents, and others who faithfully follow a team or individual sports participant.

         RELIABILITY AND SCALABILITY. The Company's senior technology staff combine over 50 years of development and verification experience in database and networking systems. The sports information management system is constantly undergoing substantial testing at multiple levels of throughput (volume of data exchanged between the databases and the end user) to ensure reliable performance under conditions of heavy site traffic. The system has been configured to provide near immediate server backup in the event of a failure of the Company's primary Web server. Moreover, the Company's entire network security (firewalls, authentication, and authorization) has been audited by independent experts, and the Company believes that its security systems are robust, given the relatively modest financial resources available to the Company to date. The Company has instituted a caching method that allows its database server to work faster, more efficiently, and handle a greater number of users without causing excessive stress to the system. The entire system is highly scalable, and the Company estimates that, with only the acquisition of additional hardware, it can accommodate a substantial number of additional users and volume of data without compromising the system or requiring significant programming costs.


PRODUCT DEVELOPMENT

         TECHNOLOGY

         DATABASES. The heart of the Company's operations and services is the sports information management system user base. A database contains all the detailed information that the Company gathers on every single registered Internet user on its site. The database software holds and manipulates all such information. This database is built with Oracle software, the most robust and reliable Internet solution available. The Company has invested in Oracle software in order to insure reliability as well as scalability. Oracle databases are typically the fastest and are easily moved from one computer platform to another. The database can efficiently provide any of the stored information when it is automatically requested by the Company's Web site, software applications or manually requested by an employee for corporate use. When the processing demand of the database servers is being taxed to the pre-determined limits, the database will be moved to more powerful, alpha processor-based computer systems in order to maintain the efficiency, speed and quality of service the company desires to provide.

         SOFTWARE APPLICATIONS. A custom designed program comprises the backbone of the Company's sports information management system. This program collects information about athletes, teams and leagues, individual athlete statistics, team statistics, and schedules. The program stores this information in the database and posts it on the Company's Web site. An administrative part of the program allows certain pre-established users to access the user interface and upload the most up to date information to the Company's database and site. Coaches and other administrators can upload biographical information, photos, articles, announcements and other information about athletes, game results, teams, schools, etc. so that it can be viewed on the Web.

         The Company will be using custom-designed advertising software that will allow local advertisers to use its Web site to selectively target the advertising audience. The Company's Web site is intended to be one of few sites that will offer such a high degree of targeting for local (maximum granularity is a single zip code) banner and/or email, "push" advertising. Banner ads can be targeted to people based on their age, gender, sport of interest and/or address. Over time the targeting abilities of this software are intended to be improved in order to provide local advertisers with even better Internet solutions to meet their local advertising needs. In the near future the core of this software is intended to be used to provide the Company's customers with personalized portals to the Internet.

         LICENSES. The company has licensed Oracle Database Software to store and manipulate all the information on the user/participant base as previously described. The Oracle license is for the database servers as well as the Internet interface. The Company has licensed SQLWorks(TM) from ObjectSelect to provide web applications high volume, intelligent access to Oracle databases. SQLWorks is highly optimized to avoid database bottlenecks and reduce database I/O requirements.

         HARDWARE. The Company's main database servers are Compaq computers running the Windows NT operating system on the most powerful Intel processors available. Each server can have up to four simultaneous processors. At this time, each server is configured with a single processor. As server demand increases, more processors will be added to each server. Once the Web site outgrows the capacity of these servers (estimated to be about 1,500,000 page views each day), the Intel based database computers will be replaced with more powerful and scalable systems. The Intel processor based computers will then be used to run applications only.

         The internal, private network for the Company is served by a Compaq computer running a Novell Netware network. This machine also runs the TCP/IP network protocol, and therefore also serves as a link to the Internet for employee access and Email.

         FAULT TOLERANCE. Several redundancy and backup systems have been implemented in order to assure continuous functionality of the Company's computer systems. First, the Company uses two primary servers that contain identical information. One server is used as the primary server for the Company's sports information system and the Web site and the other server is used primarily as a backup. Each of the servers are currently running below 50% of their capacity and are intended to remain below this threshold in the future. In the event that one server becomes inoperable, the other server is programmed to continue to provide the functions of both servers until the problem is resolved. Both servers are equipped with hard drive configurations built to insure that if any one of the drives fails, no data will be lost. The systems are also configured such that a faulty hard drive can be replaced with a new one, without shutting down the computer server.

         Each day a full backup is made of all the data on the computer servers. All of the servers have hard drive configurations that add fault tolerance. Some have two concurrent copies of all the data (mirrored hard drives). The main database servers have hardware that allows for a hard drive to fail without losing any of the data. Another data security measure is the battery backup. In the event of a loss of electricity, all the computer systems can run from battery backup for at least two and a half hours.


MARKET ANALYSIS/OPPORTUNITIES

         Since its establishment, the Company's primary competitors were in the direct sales industry, and more specifically among "network marketing companies." The direct selling industry is characterized by intense competition and numerous firms selling a broad range of goods and services. There are many firms that sell unbundled, competing sports-related products and services on the Internet; however, the Company had no known competitors in the sports-based network marketing business. Because the Company has since discontinued its network marketing operations, its principal competitors have changed accordingly. The market for Internet information resources is rapidly evolving and intensely competitive with a large number of competitors in the Internet sports industry. However, the niche market in which the Company competes possesses relatively few Internet-based amateur sports organizations that profile statistics for certain types of amateur sports teams and leagues. There can be no assurance that the Company can maintain a competitive position against current or future competitors as they enter the markets in which it competes, particularly those with greater financial, marketing, service, support, technical and other resources than those possessed by the Company. The Company's failure to maintain a competitive position within the market could have a material adverse effect on its business, financial condition, results of operations and cash flows.

         THE REACH OF AMATEUR SPORTS. Amateur sports in the United States has a massive following, estimated at 135 million fans, 76 million active participants, 4 million organized teams, and over $30 billion spent annually on products and services. A recent Sporting Goods Manufacturing Association survey notes that 53% of amateur sports participants have an annual household income in excess of $50,000, which is 8% higher than the national average.

         Amateur sports touches multiple audiences (athletes, fans, coaches, officials, sports physicians, athletic directors, community sports writers) who generally want to enhance the experience for themselves and the participants. At the grass-roots level, amateur sports tends to generate more emotional involvement than any other activity with the exception of academic education. The dreams of millions of athletes are pursued through sports and many families live vicariously through sports in various supporting roles. Amateur sports typically require a substantial investment of time and money. The demographic profile of amateur sports enthusiasts is therefore strong relative to recreational spending.

         THE INTERNET. Sports has been a core staple in the development of the Internet. Over thirty million users in the United States access the Internet each day for sports-related information. Some of the most popular sports sites generate in excess of one million page views per day. The administration of amateur sports and the information management of amateur sports data lend itself to web-based solutions, but are currently not addressed efficiently by any online organization.

         A significant change in advertising placement on the Internet has recently taken place and signals a trend that must be noted: Fewer than five percent of company executives will renew advertising dollars with horizontal portals such as America Online. These executives believe that category-specific or vertical portals do a better job of targeting and give them a greater return on in vestment. This trend in advertising follows a strong trend in Internet consumer behavior toward accessing categories and communities of interest.

         MARKET SEGMENTATION/USER NEEDS

         GENERALLY. The Company has divided the grass roots amateur sports market into three specific segments: (i) Youth Sports (ages 5-13), (ii) High School Sports (ages 14-18), and (iii) Adult Recreation Sports (ages 19+). As discussed below, the Company believes that there are approximately 76 million persons within these three categories, or roughly thirty percent of the U.S. population. Each segment has specific interests and needs, but they all share the common goal of improving the amateur athletic experience by strengthening coaching and playing skills and providing easier access to reliable information and quality products and services.

         YOUTH SPORTS. There are roughly three million organized youth sports teams in the United States. Each team has an average of 12 players (36 million total players). However, since most children play more than one sport, the Company estimates that the number of unique participants in this segment to be 24 million.

         Youth sports are typically less organized and managed far less efficiently than high school or adult recreational sports. The registration, rostering, and scheduling process is costly and cumbersome for youth sports organizations. In addition, game and event information is usually difficult to obtain, including time and location of contest, profile of the opposing team, and a summary of the event itself. Coaching at the youth sports level is often highly erratic, with a large number of children either inspired by or alienated toward organized sports for life during this period. Youth coaches require a variety of resources necessary to improve the quality of the instructional environment. Finally, youth sports are constantly in need of funding for equipment, facilities, and transportation.

         HIGH SCHOOL SPORTS. There are approximately 20,000 high schools in the United States, with approximately 25 teams of 20 athletes each per school across all sports and grade levels (10 million total players). As with youth sports, since most teens play more than one sport, the Company estimates that the number of unique participants, together with a significant number of non-athlete participants (e.g. drill team members, cheerleaders, and equipment managers) in this segment to be 8 million.

         Competition becomes significantly more important relative to youth sports as athletes reach their teenage years. Nevertheless, current methods of tracking the history or performance of an individual or team are difficult or impossible, and broad comparison and ranking systems are largely unavailable. Moreover, the scouting process is often unreliable, time consuming, and cost prohibitive. High school athletes desire the type of tangible performance measurements and statistics available through the Company's sports information management system. In addition, those prep athletes with aspirations to participate in collegiate athletics are highly interested in scholarship and college placement opportunities afforded by increased exposure to college recruiters. As with youth sports, high school sports programs are also chronically underfunded. Finally, because of the increased intensity level of high school sports and the resulting injuries, these athletes will likely require access to sports medicine services, which is currently not available from any comprehensive source online.

         Two out of three online teens and one of three younger children have researched or purchased a product online. Industry publications forecast that teens will account for $1.2 billion in e-commerce by 2002. The Company's online sports mall and other complementary online services provided by the Company are a natural place for teenagers to go when they have logged on to review data in the sports information management system.

         PARENTS/ADULT RECREATION SPORTS. The Company estimates that the 32 million children and teens participating in amateur sports will have at least one non-participant supporter, most likely a parent. Although most youth and high school athletes have more than one parent who follows their activities, many parents with children who play sports typically have more than one child participating in organized amateur sports. Many of these adults also participate in recreational sports themselves. The Company believes that an additional 12 million adults who participate in recreational sports do not currently have children engaged in amateur sports. Accordingly, the Company estimates that 44 million U.S. adults follow a child who participates in amateur sports and/or personally participate in adult recreational sports.

         Because competition as well as exercise is at the heart of adult sports participation, a source for statistical information is likely to be a significant attraction within this category. These persons are also more likely to utilize sports medicine services, given their increased susceptibility to aches, soreness, and injury due to age and increasing fragility. Sports-oriented adults have significant purchasing power relative to the youth sports and high school sports segment, particularly with credit card transactions over the Internet. Adults desire a wide range of and sufficient information concerning products and services that cater to their interests.


INTELLECTUAL PROPERTY

         The Company has submitted applications to the U.S. Patent and Trademark Office ("USPTO") for trademark protection for the name "SportsNuts.com" with respect to the following classes of services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. On January 4, 2000, the Company has been allowed use of the SportsNuts.com mark for the dissemination of advertising for others via an online electronic communications network, for which the Company is awaiting a registration number. The mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net."

         The Company's statistical information system and the league management system (now in development) are not protected by any copyright or patent, and the Company does not anticipate filing an application with the USPTO or the United States Copyright Office for protection of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

         If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were required to change its name, it could lose all goodwill associated with the "SportsNuts.com" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts.com" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.


GOVERNMENT REGULATION

         There are currently few laws or regulations directly applicable to Internet information or electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet. Although transmissions from the Company's Web Site will likely originate from the States of Utah and California, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, its affiliates, or customers purchasing products or services through its Web Site.

         Most states regulate fundraising activities through so-called "Charitable Solicitation" statutes. To the extent that the Company is subject to such statutes, the Company may be required to file as a paid solicitor or professional fundraiser and pay a filing fee in each state in which it attempts to engage amateur sports teams and participants to sell Internet advertising to local merchants and organizations. Moreover, inasmuch as such statutes apply to any person engaged in such activities, every person who engages in fundraising activities may be required to register as a paid solicitor or professional fundraiser and pay a registration fee in each state in which they attempt to sell banner advertising on behalf of the Company. Any determination that would require state registration for amateur sports teams or participants may have a material adverse effect on the Company's business, financial condition, and results of operations.


EMPLOYEES

         As of December 31, 1999, the Company employed 35 full-time employees. It also employs independent contractors in its technical and business development departments. None of the Company's employees are represented by a labor union, and the Company considers its employee relations to be good.

         As of March 1, in connection with the discontinuation of its network marketing operations, the Company employed approximately fifteen persons. In order to execute the Company's new business strategy, however, the Company will likely require a significant increase in employees and contract personnel. Competition for qualified personnel in the Internet industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.

ITEM 2: DESCRIPTION OF PROPERTY

         The Company's executive offices are located in a 5,900 square foot facility in south Salt Lake County, Utah, fifteen minutes from the Salt Lake City International Airport and adjacent to Interstate 15. This facility is currently being leased for $9,336 per month on a five-year lease beginning April 15, 1999. The Company has also leased distribution facilities in a 2,000 square foot facility in Provo, Utah and leases an office in Phoenix, Arizona. The Provo lease is $1,500 per month for a period of two years beginning April 1, 1998. The Phoenix, Arizona lease is approximately $5,000 per month for a period of five years beginning July 1, 1999. In connection with the Company's discontinuation of its network marketing operations, the Company may terminate the Provo and Phoenix leases or sublease these facilities to a third party.

         The Company believes that the size of its executive offices are adequate for its business, technology, and operational needs for the intermediate future. In the aggregate, however, the Company believes that additional office space may be necessary in the near future to accommodate its growth. Management believes that the Company should not experience any significant difficulty in procuring additional office space as needed.


ITEM 3: LEGAL PROCEEDINGS

         None.

ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II.


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (1)  MARKET INFORMATION.

      The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "STSN." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of March 1, 2000, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock and adjusted for a 2.213 for 1 forward stock split effective April 6, 1999:

                                          High                Low
                                          ----                ---
Fourth Quarter 1999                     $ 2.8125            $ 0.75
Third Quarter 1999                      $ 4.312             $ 2.125
Second Quarter 1999                     $ 9.375             $ 3.50
First Quarter 1999                      $ 5.76              $ 0.23

          (2)  HOLDERS.

      As of March 1, 2000, the Company had approximately 317 shareholders of record.

          (3)  DIVIDENDS.

      Because the Company is in its early growth stage, it has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

      (b) RECENT SALES OF UNREGISTERED SECURITIES.

      Effective April 6, 1999, the Company sold and issued 1,000,000 shares of restricted Common Stock solely to accredited investors in exchange for $1 million in cash proceeds. No underwriting discounts or commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 3(b) of such Act and Rule 504 promulgated thereunder.

      Effective April 6, 1999, the Company issued 7,651,252 shares of restricted Common Stock solely to various accredited investors in exchange for 11,683,000 shares of Common Stock of SportsNuts.com, Inc., a privately-held Delaware corporation ("SNC'). In addition, the Company issued warrants to acquire 3,353,112 shares of the Company's common stock to fifteen accredited investors in exchange for

5,120,000 warrants held by such investors to acquire shares of SNC common stock. No underwriting discounts or commissions were given or paid in connection with these transactions. The Company believes that these transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant Section 4(2) of such Act.

      Effective April 8, 1999, the Company issued 1,351,268 shares of restricted Common Stock solely to accredited investors in connection with the exercise of warrants to purchase shares of Common Stock of the Company. No underwriting discounts or commissions were given or paid in connection with these transactions. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective May 8, 1999 the Company sold and issued 2,807,000 shares of restricted Common Stock solely to sixty accredited investors in exchange for $2,807,000 in cash proceeds. The Company paid cash commissions of $269,100, together with warrants to acquire 237,151 shares of Common Stock at an exercise price of $1.00 per share, and 440,250 shares of restricted Common Stock. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective June 15, 1999, the Company sold and issued 750,000 shares of restricted Common Stock solely to an accredited investor, domiciled in and a citizen of Saudi Arabia, in exchange for $1,462,500 in cash proceeds. The Company paid or is obligated to pay cash commissions of $131,625, together with warrants to acquire 67,500 shares of Common Stock at an exercise price of $1.95 per share. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to (i) Rule 903 promulgated pursuant to such Act and (ii) Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective July 1, 1999 the Company sold and issued 421,245 shares of restricted Common Stock solely to 28 accredited investors in exchange for $842,489 in cash proceeds. The Company paid cash commissions of $50,549, together with warrants to acquire 24,051 shares of Common Stock, and 90,750 shares of restricted Common Stock. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective July 28, 1999, the Company issued 944,882 shares of restricted Common Stock solely to an accredited investor in exchange for all of the outstanding capital stock of Sportzz.com, Inc., a Utah corporation ("Sportzz") in a reverse triangular merger of Sportzz into a wholly-owned subsidiary of the Company. No underwriting discounts or commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective December 16, 1999, the Company granted an option to a consultant of the Company to purchase 900,000 shares of the Company's Common Stock. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective January 1, 2000 the Company sold and issued 500,000 shares of restricted Common Stock solely to one accredited investor in exchange for $250,000 in cash proceeds. The Company paid cash commissions of $15,000 in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective February 1, 2000, the Company sold and issued a promissory note secured by certain assets of the Company ("Note") to an accredited investor in exchange for $450,000 in cash proceeds. The Note is convertible into shares of Common Stock of the Company at the lesser of: (i) $0.50 per share, or (ii) the price at which the Company may issue its Common Stock during the period between February 1, 2000 and its date of maturity; April 1, 2000 ("Maturity Date"). After the Maturity Date, the Note is convertible into twice the number of shares it would otherwise have been convertible prior to the Maturity Date. After sixty days from the Maturity Date, the Note is convertible into five times the number of shares it would otherwise have been convertible prior to the Maturity Date. After ninety days from the Maturity Date, the Note is convertible into ten times the number of shares it would otherwise have been convertible prior to the Maturity Date. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective February 1, 2000, the Company sold and issued two promissory notes secured by certain assets of the Company (the "Notes") to accredited investors in exchange for $40,000 in cash proceeds. The Notes are convertible into shares of Common Stock of the Company at the lesser of: (i) $0.50 per share, or (ii) the price at which the Company may issue its Common Stock during the period between February 1, 2000 and its date of maturity; April 1, 2000 ("Maturity Date").

      Beginning in April, 1999 and continuing throughout 1999 until the end of the first quarter, 2000, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 7,954,103 shares of its Common Stock pursuant to the Company's 1999 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of SportsNuts.com International, Inc. (hereafter, "SportsNuts.com" or the "Company") should be read in conjunction with the Audited Financial Statements and related Notes thereto included herein. This discussion may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth previously under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

         It should be noted that the following discussion regarding the Company's financial condition and results of operations primarily addresses the Company's historical results. As noted previously in "RECENT DEVELOPMENTS" under "Discontinuation of Line of Business," effective March 1, 2000, the Company has decided to discontinue its network marketing operations and concentrate solely on building an Internet portal to the amateur sports market. Therefore, the Company's revenue/expense structure and financial results in future years are expected to vary substantially from that of previous years, and the reader should be cautioned that past performance is not related to, nor an indication of future results. In addition to describing historical operations and results, the following paragraphs provide a brief discussion of the anticipated effect of discontinuing the network marketing business on future operations.

OVERVIEW

         Historically, SportsNuts.com had been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and network marketing in an effort to build a targeted online customer base of sports enthusiasts. To date, the Company derived revenues principally from four sources: (i) proceeds from enrollments of distributors and their customers, (ii) recurring monthly purchases of promotional products offered by the Company,
(iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services. Virtually all of the revenues generated in the past two years have been through the Company's network marketing operations. Effective March 1, 2000, with the discontinuation of its network marketing operations, the Company anticipates focusing solely on building an Internet portal to the amateur sports market. In connection with this change in focus, the Company anticipates generating future revenues primarily from the following four sources (i) online registration/administration service fees, (ii) amateur sports organization fundraising and sponsorships,
(iii) website advertising, and (iv) e-commerce commissions. Therefore, future sources of revenue are expected to be substantially different from those realized through the end of 1999. The ability to generate revenues during the year 2000 and beyond depends substantially upon the Company's ability to attract users and traffic to its web site which, in turn, creates use of online registration, fundraising, sponsorships, advertising and e-commerce. The Company's ability to attract such traffic requires significant systems development, marketing and personnel costs, which requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

         Cost of sales have historically been comprised of commission payments to the network marketing distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distribution force and through e-commerce transactions. The Company anticipates that the expenses which comprise cost of goods sold in the future will change dramatically, and will no longer include distributor commissions, distributor kits, sales aids and other such products sold through the network marketing business. Future expenses which comprise cost of goods sold are expected to be principally comprised of systems costs to administer the revenue generating features on the amateur sports Internet site, as well as potential fee sharing expenses to organizations involved in fundraising and online registration/administration.

         General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; network marketing sales team incentives; travel and other miscellaneous related expenses. R&D expenses consist mainly of development expenses related to creating new applications for the web site. All three categories of expenses have increased significantly during 1999, due to the acquisition of Sportzz.com, Inc. ("Sportzz") and the planned growth of the Company in both its network marketing operations and in its development of the amateur sports Internet business. In the coming year, the operating expense structure is expected to change with the discontinuation of network marketing operations. Wages and benefits, promotional, marketing, sales, travel and other miscellaneous office expenses related to network marketing will no longer continue after March 1, 2000. However, the Company anticipates that the decrease in such expenses will be offset by increases in technology personnel and development costs related to improving the amateur sports Internet site. In addition, in order to execute the amateur sports Internet business, the Company anticipates significant expenditures in business development to create strategic alliances with third parties, and in developing a sales channel to the various amateur sports organizations throughout the United States.

         Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

RESULTS OF OPERATIONS

Following is management's discussion of the relevant items affecting results of operations for the periods ended December 31, 1999 and 1998.

         REVENUES. The Company generated net revenues of $1,452,919 during the year ended December 31, 1999, which represents a 171% increase from net revenues of $535,634 during 1998. The increase was primarily due to increased spending by the Company in marketing and sales during 1999, and the corresponding expansion of the network marketing distributor force. Using sports radio programs as a venue to reach prospective members, in April, 1999 and continuing sporadically throughout the remainder of the year, the Company began airing thirty-second radio advertisements in the Phoenix, Orange County and Salt Lake City metropolitan areas. In addition, in August of 1999, the Company entered into a contract with an advertising agency to aggressively promote the SportNuts.com brand name. Approximately $1,263,500, or 87% of revenues for the year ended December 31, 1999 were attributable to membership sales from new distributors and customers.

         Effective March 1, 2000, the Company discontinued its network marketing operations. Therefore, revenues from membership sales will cease. The Company therefore anticipates revenues to be negligible during the first half of the year 2000, as it makes the transition to focusing solely on the amateur sports Internet site. With respect to the amateur sports Internet site, the Company anticipates receiving sufficient site traffic to generate (i) registration/administration revenues, (ii) fundraising revenues, (iii) advertising/sponsorship revenues and (iii) e-commerce revenues in modest amounts by the end of 2000.

         COST OF SALES. Cost of Sales for the year ended December 31, 1999 were $1,787,821, a 153% increase from $707,256 during 1998. Such costs consist primarily of commission payments to the network marketing distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force and through e-commerce transactions. The increase from the prior year is directly related to the corresponding 171% increase in revenues, primarily in the network marketing business, as described above. Cost of Sales are currently greater than revenues due to a temporary structuring of the commission payments in the network marketing business to provide a higher payout to distributors as an incentive to generate a larger distributor base.

         By discontinuing its network marketing operations, future cost of sales will no longer include network marketing commission payments or product costs for distributor kits, sales aids and other products sold through the network marketing business. Future cost of sales related to the amateur sports Internet business are expected to include systems administration costs and amateur sports organization fee sharing programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1999 were $3,283,572 a 446% increase from $601,648 during 1998. The increase was principally due to significant increases in personnel salaries and benefits, professional fees, contract labor, amortization of intangible assets, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $1,414,478 and $499,393, respectively, of general and administrative expenses during 1999, as compared to $127,970 and $131,780 during 1998. In addition, amortization of intangible assets associated with the acquisition of Sportzz totaled $366,250 during 1999. Because the acquisition of Sportzz occurred in the fiscal year 1999, there was no such amortization expense during fiscal year 1998.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the year ended December 31, 1999 were $2,513,220, a 344% increase from $566,541 during 1998. These increases were primarily attributable to (i) the Company's advertising campaign, (ii) an increased focus during the year in promoting the amateur sports community feature on its web site, and (iii) promotional efforts with respect to the Company's direct sales force in an attempt to increase branding awareness and promote involvement in the network marketing operations of the Company. During the third quarter of 1999, the Company entered into a contract with an advertising agency to aggressively promote the SportsNuts.com brand name. Also during this quarter, the Company created a sales force consisting of both internal personnel and independent contractors to aggressively pursue organizations in the amateur sports community to sign up to the amateur sports administration and community feature on its web site. In addition, during the second quarter and continuing through the end of 1999, the Company initiated a system-wide increase in sales bonuses available to distributors. The sales bonus increases were intended to create incentives for distributors to enroll additional customers with the Company in the short-term.

         With the discontinuation of the network marketing operations as of March 1, 2000, distributor related marketing expenses will be eliminated. The Company anticipates that selling and marketing expenses in the future will primarily include sales expenses in developing a sales channel to the amateur sports organizations throughout the United States, and promotional/advertising expenses to brand the Company name and promote its amateur sports Internet site.

         PRODUCT DEVELOPMENT. Product research and development expenditures were $437,857 during the year ended December 31, 1999, as compared to $163,633 during 1998, which represents an increase of 168%. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. The Company acquired such personnel primarily through the acquisition of Sportzz, as well as through additional hiring of information systems personnel during 1999. The Company capitalizes new systems development costs where appropriate in accordance with generally accepted accounting principles. For most of 1998, the Company's web site was developed and hosted by an outside party. Therefore, product development expenses were minimal.

          The Company believes that significant investments in product/systems development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         OTHER INCOME (EXPENSE). Net other expense totaled $3,422,935 for the year ended December 31, 1999, compared to net expense of $55,395 for the year ended December 31, 1998. The majority of other expense in 1999 was attributable to the write down of the intangible assets related to the acquisition of Sportzz, which totaled $3,474,035. The impairment in the value of these assets was due to the decline in the overall valuation of the Company due to its lack of funding and corresponding financial difficulties. The majority of other expense during 1998 was attributable to interest expense. During most of 1998, the Company relied on various loans to support its ongoing funding needs. Therefore, it incurred interest expense of $59,563 during the year. During 1999, the Company was able to raise equity capital, which resulted in having cash on deposit at various financial institutions. Therefore, the Company realized net interest income of $52,359 during the year.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999. The Company's primary source of liquidity consisted of $258,647 in cash and cash equivalents, $75,000 of which has been pledged as collateral for the lease of office space in Phoenix, Arizona, and $35,000 of which has been pledged as collateral for certain credit cards issued in the name of the Company for business use. The Company holds most of its cash reserves in local sweep accounts with various local financial institutions. Since inception, SportsNuts.com has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock. All of SportsNuts.com's loans outstanding on the year end balance sheet, which included $301,618 as of December 31, 1998, and $25,000 as of December 31,1999 have since been paid or converted to Common Stock. Subsequent to December 31, 1999, the Company has booked additional short term notes payable of $550,000 for borrowed funds.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 1999 of $11,940,918 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the years ended December 31, 1998 and 1999 was $1,598,540 and $9,925,682 respectively. The Company anticipates continued losses for the year ended December 31, 2000 and with the expected cash requirements for the coming weeks, without additional cash inflows, there is substantial doubt as to the Company's ability to continue operations during the year 2000.

         The Company believes these conditions have resulted from the inherent risks associated with the small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

         The Company believes that its capital requirements are insufficient for ongoing operations, with current cash reserves unable to fund continuing operations. Although efforts are presently underway to secure certain short term financing to enable the Company to meet its obligations, the Company requires considerable amounts of financing to make any significant advancements in its business strategy. There is no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

OUTLOOK

         The Company anticipates substantial changes during the year 2000 due to the discontinuation of its network marketing operations effective March 1, 2000. The Company will no longer derive its revenues from membership sales in the network marketing business, but will now concentrate on generating revenues through the amateur sports Internet site. The transition in focus to the Internet business will likely result in an overall decline in revenues in the year 2000 from 1999 revenues. This is due to the fact that the revenues generated through the Internet business are dependent upon further systems development and in creating significant increases in user volume, or "traffic," to the Web Site. Because it takes time to generate substantial traffic to the Web Site, the Company expects revenues to be minimal during the first half of the year 2000, and begin growing modestly during the second half of the year.

         The Company also expects net operating expenses during 2000 to increase from 1999. The anticipated increase in expenses is due to significant systems development costs needed for the Internet site, and plans for aggressive promotion and branding of the Company name and its Internet site, along with implementing a comprehensive sales channel to canvass the amateur sports organizations throughout the United States. The Company also anticipates aggressively seeking strategic alliances with third parties in the industry to grow its business, along with pursuing key high profile athletes or other individuals to endorse the Company's business. The overall net loss for the year 2000 is expected to decline from the net loss in 1999, due to the write down of $3,474,035 of intangible assets during 1999, which is a non- recurring expense for the upcoming year.

         As discussed above under "Liquidity and Capital Resources", the Company's ability to execute its business plan related to the amateur sports Internet business in the coming months and years is currently dependent upon its ability to obtain adequate funding. Without such funding available, there is serious doubt about the Company's ability to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

         The Financial Statements of the Company are prepared as of December 31, 1999.


                                    CONTENTS


Independent Auditors' Reports................................................ 29

Consolidated Balance Sheet................................................... 31

Consolidated Statements of Operations........................................ 33

Consolidated Statements of Stockholders' Equity.............................. 34

Consolidated Statements of Cash Flows........................................ 35

Notes to the Consolidated Financial Statements............................... 37

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
SportsNuts.com International, Inc.
(Formerly Durwood, Inc.)
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of SportsNuts.com International, Inc. (formerly Durwood, Inc.) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. The financial statements for the year ended December 31, 1998 were audited by other auditors whose report dated June 16, 1999 expressed an unqualified opinion on those statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts.com International, Inc. as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
March 23, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
of SPORTSNUTS.COM, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of SPORTSNUTS.COM, Inc. (a Delaware corporation) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of SPORTSNUTS.COM, Inc. for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company incurred a loss from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Squire & Company
Orem, Utah
June 16, 1999

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                           Consolidated Balance Sheet


ASSETS

                                                   December 31,
                                                       1999
                                                   -----------
CURRENT ASSETS

   Cash and cash equivalents (Note 1)              $   148,647
   Accounts receivable, net (Note 1)                    15,523
   Inventory, net (Notes 1 and 2)                       23,936
   Prepaid expenses                                     53,067
                                                   -----------

     Total Current Assets                              241,173
                                                   -----------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                   564,018
   Computer software                                   667,854
   Furniture and office equipment                      236,844
   Less - accumulated depreciation                    (244,907)
                                                   -----------

     Total Property and Equipment                    1,223,809
                                                   -----------

OTHER ASSETS

   Restricted cash (Note 1)                            110,000
                                                   -----------

     Total Other Assets                                110,000
                                                   -----------

     TOTAL ASSETS                                  $ 1,574,982
                                                   ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                     Consolidated Balance Sheet (Continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,
                                                                          1999
                                                                      ------------
CURRENT LIABILITIES

   Accounts payable                                                   $    766,214
   Accrued expenses                                                        228,865
   Notes payable, related party (Note 3)                                    25,000
                                                                      ------------

     Total Current Liabilities                                           1,020,079
                                                                      ------------

STOCKHOLDERS' EQUITY

   Common stock, $0.0001 par value; 50,000,000 shares
    authorized, 17,898,360 shares issued and outstanding                     1,790
   Additional paid-in capital                                           12,494,031
   Accumulated deficit                                                 (11,940,918)
                                                                      ------------

     Total Stockholders' Equity                                            554,903
                                                                      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  1,574,982
                                                                      ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                      Consolidated Statements of Operations

                                                          For the Years Ended
                                                              December 31,
                                                   -----------------------------------
                                                       1999                  1998
                                                   ------------          ------------
NET SALES                                          $         --          $         --
                                                   ------------          ------------

EXPENSES

   General and administrative                         1,197,068                    --
   Selling and marketing                                480,678                    --
   Research and development                             134,818                    --
                                                   ------------          ------------

     Total Expenses                                   1,812,564                    --
                                                   ------------          ------------

LOSS FROM OPERATIONS                                 (1,812,564)                   --
                                                   ------------          ------------

OTHER INCOME (EXPENSES)

   Interest expense                                         (63)                   --
   Interest income                                       20,479                    --
   Impairment of intangibles                         (3,474,035)                   --
   Loss on sale of assets                                  (629)                   --
                                                   ------------          ------------

     Total Other Income (Expenses)                   (3,454,248)                   --
                                                   ------------          ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                        (5,266,812)                   --

INCOME TAX EXPENSE                                           --                    --
                                                   ------------          ------------

LOSS FROM CONTINUING OPERATIONS                      (5,266,812)                   --

LOSS FROM DISCONTINUED OPERATIONS (Note 9)           (4,658,870)           (1,598,540)
                                                   ------------          ------------

NET LOSS                                           $ (9,925,682)         $ (1,598,540)
                                                   ============          ============

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)

   Loss from continuing operations                 $      (0.36)         $         --
   Loss from discontinued operations                      (0.31)                (0.16)
                                                   ------------          ------------

     Basic Loss Per Share                          $      (0.67)         $      (0.16)
                                                   ============          ============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                  14,772,410             9,696,093
                                                   ============          ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Consolidated Statements of Stockholders' Equity


                                         Common Stock        Additional                                                   Total
                                      -------------------      Paid-In       Accumulated    Subscription    Minority   Stockholders'
                                       Shares      Amount      Capital         Deficit        Receivable    Interest      Equity
                                      --------    -------   ------------    --------------  -------------   --------  -----------
Balance,  December 31, 1997          5,378,049    $  538    $     41,337     $   (416,696)    $ (1,930)     $   --    $  (376,751)

Issuance of common stock
 for cash and subscription
 receivable                          1,369,724       137         991,363               --      (85,000)         --        906,500

Conversion of notes payable
 and accrued interest to
 common stock                          813,684        81         553,955               --           --          --        554,036

Issuance of common stock
 for services                           89,795         9          64,991               --           --          --         65,000

Receipt of cash for
 subscription receivable                    --        --              --               --        1,930          --          1,930

Net loss for the year
 ended December 31, 1998                    --        --              --       (1,598,540)          --          --     (1,598,540)
                                    ----------    ------    ------------     ------------     --------     -------    -----------

Balance, December 31, 1998           7,651,252       765       1,651,646       (2,015,236)     (85,000)         --       (447,825)

Recapitalization (Note 1)            2,441,713       245       1,549,253               --           --          --      1,549,498

Issuance of common stock for
 cash (net of issuance costs
 of $501,274)                        4,978,245       498       5,610,218               --           --          --      5,610,716

Issuance of common stock for
 fund raising services (Note 4)        531,000        53         621,697               --           --          --        621,750

Stock offering costs                        --        --        (621,750)              --           --          --       (621,750)

Issuance of common stock for
 purchase of Sportzz.com               944,882        94       3,749,906               --           --          --      3,750,000

Issuance of common stock for
 exercise of warrants issued for
 fundraising services (Note 4 )      1,351,268       135       1,026,829               --           --          --      1,026,964

Stock offering costs                        --        --      (1,026,964)              --           --          --     (1,026,964)

Receipt of cash for subscription
 receivable                                 --        --              --               --       85,000          --         85,000

Minority interest in Subsidiary
  (Note 1)                                  --        --         (66,804)              --           --      66,804             --

Net loss for the year ended
 December 31, 1999                          --        --              --       (9,925,682)          --     (66,804)    (9,992,486)
                                    ----------    ------    ------------     ------------     --------     -------    -----------

Balance, December 31, 1999          17,898,360    $1,790    $ 12,494,031     $(11,940,918)    $     --     $    --    $   554,903
                                    ==========    ======    ============     ============     ========     =======    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                      Consolidated Statements of Cash Flows


                                                                      For the Years Ended
                                                                          December 31,
                                                                -----------------------------
                                                                    1999              1998
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $(9,925,682)      $(1,598,540)
   Adjustments to reconcile net income to net cash used in
    operating activities:
     Depreciation                                                   220,692            18,459
     Amortization of intangible assets                              366,250                 -
     Common stock issued for services and
       marketing expenses                                           114,000            83,369
     Deferred income taxes                                           (1,258)           39,701
     Minority interest                                              (66,804)                -
     (Gain) loss on disposal of fixed assets                          1,257            (4,168)
     Write-down of intangible assets                              3,474,035                 -
   Changes in operating assets and liabilities:
     Increase in accounts receivable                                (15,523)                -
     (Increase) decrease in inventory                                (7,352)           68,344
     Increase in restricted cash                                   (110,000)                -
     Increase in other current assets                                (5,707)          (37,645)
     Increase in accounts payable                                   571,014            86,154
     Increase in accrued expenses                                   181,520            45,034
                                                                -----------       -----------

       Net Cash Used in Operating Activities                     (5,203,558)       (1,299,292)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                           (1,354,709)          (46,283)
   Purchase of subsidiary                                          (100,000)                -
                                                                -----------       -----------

       Net Cash Used in Investing Activities                     (1,454,709)          (46,283)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in cash overdraft                            (47,683)           45,897
   Proceeds from issuance of notes payable                           25,000           797,950
   Proceeds from issuance of common stock                         7,647,489           906,500
   Stock offering costs                                            (601,274)                -
   Payments on stock subscription receivable                         85,000                 -
   Principal payments of notes payable                             (301,618)         (404,772)
                                                                -----------       -----------

       Net Cash Provided by Financing Activities                $ 6,806,914       $ 1,345,575
                                                                -----------       -----------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                Consolidated Statements of Cash Flows (Continued)


                                                                For the Years Ended
                                                                    December 31,
                                                              ------------------------
                                                                 1999           1998
                                                              ----------      --------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                  $  148,647      $     --

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                                    --            --
                                                              ----------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  148,647      $     --
                                                              ==========      ========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                                   $   10,439      $ 47,078
   Income taxes                                               $       --      $     --

Non-Cash Financing Activities:

   Common stock issued for acquisition of subsidiary          $3,750,000      $     --
   Common stock issued for services                           $       --      $ 65,000
   Common stock issued for stock subscription receivable      $       --      $ 85,000
   Common stock issued for the conversion of notes
     payable and accrued interest                             $       --      $554,036



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

              a. Organization and Description of Business

              SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. Prior to the reorganization with SportsNuts.com, Inc. ("SportsNuts"), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company. On March 1, 2000, the Company reentered the development stage when it discontinued the operations of one of its segments (see Note 9).

              On April 6, 1999, the Company acquired (the "Reorganization") approximately eighty-one percent (81%) of the outstanding capital stock of SportsNuts, a privately held company. As a result of the Reorganization, the Company recorded a minority interest of $66,804 in SportsNuts. The Reorganization was accounted for as a reverse merger into a non- operating public company, wherein SportsNuts was treated as the accounting acquirer. In conjunction with the Reorganization, the Company changed its name from Durwood, Inc. to SportsNuts.com International, Inc.

              In connection with the reorganization, the Company effected a
              2.213 for 1 forward stock split (the "forward Split") of all then currently outstanding shares of its common stock, $0.0001 par value (the "Common Stock"). All references to common stock have been retroactively restated. The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 1,103,500 to 2,441,713 shares. As part of the Reorganization, the Company issued 7,651,252 shares of Common Stock to the Participating Shareholders of SportsNuts in exchange for their collective 11,683,000 shares of SportsNuts common stock. Each participating Shareholder of SportsNuts received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts, warrants for the purchase of 3,353,113 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's Common Stock in exchange for each share of SportsNuts common stock they were entitled to purchase pursuant to their SportsNuts warrants. In the future, the Company may issue up to an additional 1,808,192 shares of Common Stock to acquire the remaining 2,761,000 shares of Common Stock of SportsNuts that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization.

              SportsNuts was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the sales and distribution of sporting goods and health/nutritional products, using the Internet, through a network marketing distribution strategy. The strategy also included creating a personalized sports community offering a comprehensive bundle of sports, outdoors and fitness-related products, services and information in a club environment on its web site. The network marketing distributor force sold club memberships with access to these products and services on the Web Site. This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue its network marketing operations (see Note 9).

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              a. Organization and Description of Business (Continued)

              On July 28, 1999, the Company issued 944,882 shares of its Common Stock valued at $3.97 per share to Sportzz.com, Inc. (Sportzz) in exchange for all of the issued and outstanding shares of Sportzz common stock. In addition, cash consideration of $100,000 was paid as part of the acquisition. The acquisition was accounted for as a purchase per APB No. 16. The Company recorded an impairment of goodwill of $3,474,035 because the estimated future cash flows from the acquisition cannot be readily determined.

              Sportzz was incorporated in the State of Utah on April 7, 1999. Immediately prior to the merger, Sportzz was engaged in the development of Internet based database management and application development software, and it maintained an Internet web site employing its products for purposes of inputting, searching, and retrieving amateur sports information from leagues, schools, teams, and their player rosters, game schedules, game results, photographs, articles, and statistics.

              b. Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              c. Cash and Cash Equivalents

              Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

              d. Inventory

              Inventory is stated at the lower of cost (computed on a first-in, first-out basis) or market. The inventory cost includes all expenses necessary to place the inventory in a saleable condition.

              e. Property and Equipment

              Property and equipment are stated at cost. Expenditures for ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

                       Computer hardware            3 years
                       Computer software            3 years
                       Office equipment             7 years

              Depreciation expense for the year ended December 31, 1999 was $220,692.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $32,327 for the year ended December 31, 1999.

              g. Sales Policy

              Substantially all of the Company's sales are on a cash-for-service basis. Occasionally, sales are made on account for the sale of promotional merchandise.

              h. Estimates

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

              i. Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred.

              j. Basic Loss Per Share

                                                                         1999              1998
                                                                      ------------       -----------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                 $  5,266,812       $        --
                     Shares (denominator)                               14,772,410         9,696,093
                     Per share amount                                 $      (0.36)      $      0.00

              Basic loss per share from discontinued operations:

                     Loss (numerator)                                 $  4,658,870       $ 1,598,540
                     Shares (denominator)                               14,772,410         9,696,093
                     Per share amount                                 $      (0.31)      $     (0.16)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Shares to be issued from warrants and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

              k. Provision for Taxes

              At December 31, 1999, the Company has net operating loss carryforwards of approximately $11,900,000 which will expire in 2012 through 2014. No tax benefit has been reported in the financial statements because future earnings against which to offset the loss carryforwards are not assured.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                                 (Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l. Research and Development

              The Company follows the policy of charging research and development costs to expense as incurred.

              m.  New Accounting Pronouncements

              In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

              n.  Restricted Cash

              The Company has $75,000 cash in a certificate of deposit pledged as collateral for the lease of office space in Phoenix, Arizona. The Company also has $35,000 cash in a certificate of deposit pledged as collateral for certain credit cards of the Company. In total, the Company had $110,000 in restricted cash as of December 31, 1999.

NOTE 2 -      INVENTORY

              Inventory consisted of the following:


                                                 December 31,
                                                    1999
                                                 ------------
              Finished goods                      $ 95,742
              Reserve for obsolete inventory       (71,806)
                                                  --------
                       Total                      $ 23,936
                                                  ========

NOTE 3 - NOTES PAYABLE - RELATED PARTY

              Notes payable - related party consisted of the following:

                                                                             December 31,
                                                                                1999
                                                                             ------------
              Note payable to an individual, unsecured, interest at 10%,
                principal and interest due January 2000                       $ 25,000
                                                                              --------

                     Total notes payable                                        25,000

                     Less: current portion                                     (25,000)
                                                                              --------

                     Long-term notes payable                                  $     --
                                                                              ========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999



NOTE 3 -      NOTES PAYABLE - RELATED PARTY (Continued)

              Maturities of notes payable are as follows:

            Year Ending
            December 31,                Amount
            ------------                ------
              2000                     $25,000
                                       -------

              Total                    $25,000
                                       -------

NOTE 4 -      COMMON STOCK TRANSACTION

              Effective April 6, 1999, the Company issued 1,000,000 shares of common stock at a price of $1.00 per share. In connection with this stock issuance the Company incurred $50,000 in fundraising expenses.

              Effective April 8, 1999, the Company issued 1,351,268 shares of common stock in connection with the exercise of warrants with an exercise price of $0.76. The warrant holder surrendered 119,799 warrants to pay for the 1,351,268 warrants that were exercised. The common stock had a market value of $9.375 on the date of exercise. The warrants were originally issued for commissions related to raising money for the Company.

              Effective April 8, 1999, the Company issued 2,807,000 shares of common stock at a price of $1.00 per share. The Company paid commissions of $269,100, together with warrants to purchase 237,151 shares of common stock at $1.00 per share and 440,250 shares of common stock.

              Effective June 15, 1999, the Company issued 750,000 shares of common stock at a price of $1.95 per share. The Company paid commissions of $131,625, together with warrants to purchase 67,500 shares of common stock at an exercise price of $1.95 per share.

              Effective July 1, 1999, the Company issued 421,245 shares of common stock at a price of $2.00 per share. The Company paid commissions of $50,549, together with warrants to purchase 24,051 shares of common stock at an exercise price of $2.00 per share and 90,750 shares of common stock.

              Effective July 28, 1999, the Company issued 944,882 shares, valued at $3,750,000, to acquire all of the issued and outstanding shares of Sportzz. The shares were valued at the current market price on the date of acquisition. In addition, cash consideration of $100,000 was paid to the shareholder of Sportzz (See Note 1).

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 -      OUTSTANDING STOCK OPTIONS AND WARRANTS

              During the year ended December 31, 1999, the Company issued to various non-employee directors, employees, and service providers options to purchase 8,834,103 shares of common stock at a weighted average price of $2.46 per share. Such options were issued pursuant to the Company's 1999 and 1998 Stock Option Plan. All options issued during 1999 were issued at the current market value of the common stock at the date the options were granted. All options vest ratably over a three-year period from the date of grant. At December 31, 1999, the total number of fully-vested options was 2,637,375. All options expire five (5) years from the date of grant.

              At December 31, 1999, the Company had 2,325,745 outstanding warrants to purchase common stock at the weighted average price of $0.84 per share. These warrants have been issued as commissions for stock sales and as incentive to purchase stock. As a result, any difference between the market value and the exercise price on the grant date has been classified as stock offering costs. The warrants expire two (2) years from the date of grant.

NOTE 6 - OPERATING LEASES

              The Company leases three (3) different office and warehouse facilities under non-cancelable operating leases expiring in 2000 and 2004. Rental expense for the year ended December 31, 1999 was $142,397.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $9,472 for the year ended December 31, 1999.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

              Year Ending
              December 31,                                      Amount
              ------------                                      ------
              2000                                           $  182,371
              2001                                              179,069
              2002                                              179,802
              2003                                              176,783
              2004                                               59,771
              2005 and thereafter                                    --
                                                             ----------

                   Total minimum lease payments              $  777,796
                                                             ==========

                                        SPORTSNUTS.COM INTERNATIONAL, INC.
                                             (Formerly Durwood, Inc.)
                                  Notes to the Consolidated Financial Statements
                                                 December 31, 1999


NOTE 7 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 1999 of approximately $11,900,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

              The net loss for the years ended December 31, 1999 and 1998 was $9,925,682 and $1,598,540, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

              The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

              The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 8 -      RELATED PARTY TRANSACTIONS

              Effective January 10, 1999, the Company entered into a one-year consulting agreement with RKD Consulting, L.C. to assist the Company in designing and implementing its accounting system and integrating the system with transactions occurring through its Web site. The Company agreed to compensate RKD Consulting, L.C. with an option to acquire 45,843 shares of common stock at an exercise price of $0.76 per share. The option vested on a pro-rata quarterly basis from the date of the agreement. A principal member of RKD Consulting, L.C. is the brother of an Executive Officer and Director of the Company.

              Effective May 15, 1999, the Company entered into a consulting agreement with Moore, Clayton & Co., a private investment and advisory firm, to receive strategic financial and marketing consulting services. The agreement provides for a retainer of $5,000 per month, with consulting services to be drawn against the retainer at the rate of $200 per hour. The agreement also provides for the issuance of an option on a monthly basis to purchase 5,000 shares of common stock of the Company, at an exercise price of $1.00 per share. An Executive Co-Chairman of the Company, is a principal of Moore, Clayton & Co.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 8 -      RELATED PARTY TRANSACTIONS (Continued)

              Effective July 1, 1999, the Company entered into a second consulting agreement with Moore, Clayton & Co., to run concurrently with the first agreement described in the paragraph above. The second agreement provides for a cash payment of $10,000 per month, with an option to purchase 986,250 shares of common stock, vesting ratably over a two-year period, at an exercise price of $2.63 per share. The second agreement also provides for reimbursement of expenses as they are incurred, together with a cash bonus equal to five percent (5%) of the gross value of certain transactions involving the Company (defined as an underwritten secondary public offering of at least $10 million or a merger or acquisition with a company for cash or securities traded on a national securities exchange). An Executive Co-Chairman of the Company is a principal of Moore, Clayton & Co.

              Effective June 1, 1999, the Company entered into an agreement with a Co-Chairman of the Company. The agreement provides for a cash bonus equal to five percent (5%) of the gross value of certain transactions involving the Company (defined as an underwritten secondary public offering of at least $10 million or a merger or acquisition with a company for cash or securities traded on a national securities exchange).

              Effective September 17, 1999, the Company granted an option to Moore, Clayton & Co. to purchase 200,000 shares of common stock at a purchase price of $2.13 per share. The option vests ratably over a three-year period from the date of grant. An Executive Co-Chairman of the Company is a principal of Moore, Clayton & Co.

              The Company is currently leasing certain of its equipment and is providing fee-based computer network and web hosting services to a third-party network marketing firm. The Company is also contemplating entering into an agreement with such firm to promote the SportsNuts.com site and its services. Two individuals who are directors and principal shareholders of the Company, are directors and shareholders of this network marketing firm.

              During 1999, a director and officer of the Company advanced the Company $43,942 on a short- term basis. The entire balance, along with the balance of $27,582 due at December 31, 1998, was paid off along with interest of $156 during 1999. The balance due this individual at December 31, 1999 was $-0-.

NOTE 9 -      SUBSEQUENT EVENTS

              Effective February 1, 2000, the Company sold and issued a promissory note secured by certain assets of the Company ("Note") to an accredited investor in exchange for $450,000 in cash proceeds. The Note is convertible into shares of common stock of the Company at the lesser of: (1) $.50 per share, or (2) the price at which the Company may issue its common stock during the period between February 1, 2000 and its date of maturity of April 1, 2000 ("Maturity Date"). After the Maturity Date, the Note is convertible into twice the number of shares it would otherwise have been convertible prior to the Maturity Date. After sixty days from the Maturity Date, the Note is convertible into five times the number of shares it would otherwise have been convertible prior to the Maturity Date. After ninety days from the Maturity Date, the Note is convertible into ten times the number of shares it would otherwise have been convertible prior to the Maturity Date.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                            (Formerly Durwood, Inc.)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 9 -      SUBSEQUENT EVENTS (Continued)

              Effective February 1, 2000, the Company sold and issued two promissory notes secured by certain assets of the Company (the "Notes") in exchange for $40,000 in cash proceeds. The Notes are convertible into shares of common stock of the Company at the lesser of: (1) $.50 per share, or (2) the price at which the Company may issue its common stock during the period between February 1, 2000 and its date of maturity of April 1, 2000 ("Maturity Date").

              Loss From Discontinued Operations

              Effective March 1, 2000, the Company has elected to discontinue its network marketing operations and concentrate solely on building an Internet portal to the amateur sports market. The following is a summary of the loss from discontinued operations resulting from the elimination of the network marketing segment of the Company. The financial statements have been retroactively restated to reflect this event.

                                                             December 31,
                                                     -----------------------------
                                                        1999              1998
                                                     -----------       -----------
              NET SALES                              $ 1,452,919       $   535,634
                                                     -----------       -----------

              OPERATING EXPENSES

                Cost of sales                          1,787,821           707,256
                General and administrative             2,086,504           601,648
                Selling and marketing                  2,032,542           566,541
                Research and development                 303,039           163,633
                                                     -----------       -----------

                   Total Operating Expenses            6,209,906         2,039,078
                                                     -----------       -----------

              LOSS FROM OPERATIONS                    (4,756,987)       (1,503,444)
                                                     -----------       -----------

              OTHER INCOME (EXPENSES)

                Interest expense                          (4,423)          (59,563)
                Other income (expense)                      (630)            4,168
                Interest income                           36,366                --
                                                     -----------       -----------

                  Total Other Income (Expense)            31,313           (55,395)
                                                     -----------       -----------

              LOSS BEFORE INCOME TAX EXPENSE          (4,725,674)       (1,558,839)

              DEFERRED INCOME TAX EXPENSE                     --           (39,701)
                                                     -----------       -----------

              LOSS BEFORE MINORITY INTEREST           (4,725,674)       (1,598,540)

              MINORITY INTEREST                           66,804                --
                                                     -----------       -----------

              LOSS FROM DISCONTINUED OPERATIONS      $(4,658,870)      $(1,598,540)
                                                     ===========       ===========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.



                                    PART III

ITEM 9: DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT.

        The information required by this item is included under "Nominees for Director," "Board of Directors Meetings and Committees," and "Executive Officers of the Company" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10: EXECUTIVE COMPENSATION.

        The information required by this item is included under "Executive Compensation" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this item is included under "Security Ownership of Certain Beneficial Owners and Management," "Change of Control," and "Possible Change of Control" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is included under "Certain Relationships and Transactions" in the Company's Proxy Statement to be filed in connection with its 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS A PART OF THIS REPORT

                  (1) FINANCIAL STATEMENTS

                  See "Item 7 - Financial Statements Required by Form 10-KSB."

                  (2) FINANCIAL STATEMENT SCHEDULES

                  The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Jones, Jensen & Co., the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

         Report of Jones, Jensen & Co., Independent Accountants, on Financial Statement Schedules.

                  (3) EXHIBITS

                  See "Index to Exhibits."

         (b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999.


INDEX TO EXHIBITS


    NUMBER                                EXHIBITS
    ------                                --------
     3.1        Amended and Restated Certificate of Incorporation of
                SportsNuts.com International, Inc., a Delaware corporation.(1)

     3.2        Amended and Restated Bylaws of SportsNuts.com International,
                Inc., a Delaware corporation.

     10.1       Convertible Promissory Note and Security Agreement among Gardner
                Management Profit Sharing Plan and Trust, SportsNuts.com, Inc.,
                Sportzz.com, Inc., and the Company, including amendments, dated
                February 1, 2000.

     10.2       Convertible Promissory Note and Security Agreement among Moore,
                Clayton & Co., SportsNuts.com, Inc., and the Company, dated
                February 4, 2000.

     10.3       Convertible Promissory Note and Security Agreement among George
                Napier, SportsNuts.com, Inc., and the Company, dated March 10,
                2000.

     10.4       Employment Agreement with Kenneth Denos dated November 16,
                1998.(2)

     10.5       Employment Agreement with David Hill dated September 1, 1999.(3)

     10.6       Employment Agreement with Kenneth Forrest, dated October 1,
                1999.

     10.7       Employment Agreement with Timothy Shields, dated October 1,
                1999.

     10.8       Independent Contractor Agreement with Sharon Clayton dated April
                15, 1999

     10.9       Consulting Agreement with Moore, Clayton & Co. dated July 1,
                1999.

     10.10      Summary of Material Terms of Agreement between SportsNuts.com
                International, Inc. and Pierre Boivin dated July 1, 1999.

     10.11 Advertising Agreement between EURO RSCG/DSW Partners, LLC and the Company, dated August 23, 1999(4).

     10.12 Equipment Lease Agreement between The Player's Network, Inc. and the Company, dated April 1, 2000.

     10.13      Services Agreement between the Player's Network, Inc. and the
                Company dated April 1, 2000.

     10.14      SportsNuts.com International, Inc. 1999 Stock Option Plan (5)

     21.1       Subsidiaries of the Registrant.

     24.1       Power of Attorney (included on page 45)

     27.1       Financial Data Schedule



---------------

(1) Filed as an Exhibit to the Company's report on Form 8-K, filed with the Commission on April 20, 1999.

(2) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

(3) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

(4) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

(5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPORTSNUTS.COM INTERNATIONAL, INC


Dated: March 26, 2000                  By: /s/ Kenneth I. Denos
                                           -------------------------------------
                                           Kenneth I. Denos
                                           Executive Vice President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                               Title                             Date
     ---------                               -----                             ----
 /s/ Kenneth I. Denos           Executive Vice President                  March 28, 2000
----------------------------    (Principal Executive Officer)

 /s/ David M. Hill              Chief Financial Officer                   March 28, 2000
----------------------------    (Principal Financial and Accounting
                                Officer)

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Kenneth I. Denos, his true and lawful attorney in fact and agent, with full power of substitution for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report on Form 10-KSB and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney in fact or his substitute or substitutes may do or cause to be done by virtue hereof.


     Signature                              Title                                 Date
     ---------                               -----                                ----
 /s/ Anthony R. Moore           Co-Chairman of the Board of Directors        March 28, 2000
----------------------------

 /s/ Pierre R. Boivin           Co-Chairman of the Board of Directors        March 28, 2000
----------------------------

 /s/ Kenneth I. Denos           Executive Vice President and Director        March 28, 2000
----------------------------    (Principal Executive Officer)

 /s/ David R. Bradford          Director                                     March 28, 2000
----------------------------

 /s/ Kenneth E. Forrest         Director                                     March 28, 2000
----------------------------

 /s/ Timothy R. Shields         Director                                     March 28, 2000
----------------------------