Form 10QSB
period 2000-03-31
SPORTSNUTS COM INTERNATIONAL INC
filed 2000-05-15
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                                 --------------

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

    The Towers at South Towne II,   Suite 550,
    10421 South 400 West,
    Salt Lake City, Utah                                     Zip Code
    --------------------                                     --------
    (Address of principal executive offices)                   84095


                                 (801) 816-2500
                            -------------------------
                            Issuer's telephone number




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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2000, the Company had outstanding 18,398,360 shares of common stock, par value $0.0001 per share.

Transitional Small Business Disclosure Format (check one) [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION



The Financial Statements of the Company are prepared as of March 31, 2000.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



                                    CONTENTS


             Independent Accountants' Review Report.......................................................... 2

             Consolidated Balance Sheets..................................................................... 3

             Consolidated Statements of Operations........................................................... 5

             Consolidated Statements of Stockholders' Equity (Deficit)....................................... 6

             Consolidated Statements of Cash Flows........................................................... 7

             Notes to the Consolidated Financial Statements.................................................. 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
SportsNuts.com International, Inc.
(A Development Stage Company)
Salt Lake City, Utah

We have reviewed the accompanying consolidated balance sheet of SportsNuts.com International, Inc. (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of SportsNuts.com International, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended (not presented herein) and in our report dated March 23, 2000, we expressed an unqualified opinion on those consolidated financial statements.


HJ & Associates, LLC
Salt Lake City, Utah
May 10, 2000

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS




                                                 March 31,          December 31,
                                                   2000                 1999
                                                -----------         -----------
CURRENT ASSETS

   Cash and cash equivalents (Note 1)           $    49,592         $   148,647
   Accounts receivable, net (Note 1)                 22,613              15,523
   Inventory, net (Notes 1 and 2)                    21,456              23,936
   Prepaid expenses                                 161,135              53,067
                                                -----------         -----------

      Total Current Assets                          254,796             241,173
                                                -----------         -----------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                565,379             564,018
   Computer software                                806,310             667,854
   Furniture and office equipment                   236,844             236,844
   Less - accumulated depreciation                 (363,409)           (244,907)
                                                -----------         -----------

      Total Property and Equipment                1,245,124           1,223,809
                                                -----------         -----------

OTHER ASSETS

   Restricted cash (Note 1)                          35,000             110,000
                                                -----------         -----------

      Total Other Assets                             35,000             110,000
                                                -----------         -----------

      TOTAL ASSETS                              $ 1,534,920         $ 1,574,982
                                                ===========         ===========



        See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                 March 31,          December 31,
                                                                  2000                 1999
                                                               ------------         ------------
CURRENT LIABILITIES

   Accounts payable                                            $  1,148,380         $    766,214
   Accrued expenses                                                 145,871              228,865
   Notes payable, current portion (Note 4)                           25,000                   --
   Notes payable, related parties (Note 3)                          542,000               25,000
                                                               ------------         ------------

      Total Current Liabilities                                   1,861,251            1,020,079
                                                               ------------         ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.0001 par value; 50,000,000 shares
    authorized, 18,398,360 and 17,898,360 shares issued
    and outstanding, respectively                                     1,840                1,790
   Additional paid-in capital                                    13,461,106           12,494,031
   Accumulated deficit prior to the development stage           (13,136,035)         (11,940,918)
   Accumulated deficit since the inception of the
    development stage                                              (653,242)                  --
                                                               ------------         ------------

      Total Stockholders' Equity (Deficit)                         (326,331)             554,903
                                                               ------------         ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIT)                                              $  1,534,920         $  1,574,982
                                                               ============         ============


        See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations





                                                                                           From
                                                                                      Inception of the
                                                                                        Development
                                                                                         Stage on
                                                 For the Three Months Ended            March 1, 2000
                                                          March 31,                       Through
                                            -----------------------------------           March 31,
                                                2000                    1999                 2000
                                            -------------         -------------       ----------------
NET SALES                                   $          --         $          --         $         --
                                            -------------         -------------         ------------

EXPENSES

   General and administrative                   1,041,172                    --              550,898
   Selling and marketing                          187,435                    --               67,992
   Research and development                        63,995                    --               24,458
                                            -------------         -------------         ------------

      Total Expenses                            1,292,602                    --              643,348
                                            -------------         -------------         ------------

LOSS FROM OPERATIONS                           (1,292,602)                   --             (643,348)
                                            -------------         -------------         ------------

OTHER INCOME (EXPENSES)

   Interest expense                               (10,451)                   --              (10,194)
   Interest income                                  1,271                    --                  300
                                            -------------         -------------         ------------

      Total Other Income (Expenses)                (9,180)                   --               (9,894)
                                            -------------         -------------         ------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                           (1,301,782)                   --             (653,242)

INCOME TAX EXPENSE                                     --                    --                   --
                                            -------------         -------------         ------------

LOSS FROM CONTINUING OPERATIONS                (1,301,782)                   --             (653,242)

LOSS FROM DISCONTINUED
 OPERATIONS (Note 9)                             (546,577)             (837,381)                  --
                                            -------------         -------------         ------------

NET LOSS                                    $  (1,848,359)        $    (837,381)        $   (653,242)
                                            =============         =============         ============

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)

   Loss from continuing operations          $       (0.07)        $       0.00
   Loss from discontinued operations                (0.03)               (0.09)
                                            -------------         -------------

      Basic Loss Per Share                  $       (0.10)        $      (0.09)
                                            =============         =============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                            18,398,360             9,715,657
                                            =============         =============




        See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)





                                  Common Stock         Additional                                                    Total
                              ---------------------     Paid-In      Accumulated   Subscription      Minority    Stockholders'
                                 Shares      Amount     Capital        Deficit      Receivable       Interest   Equity (Deficit)
                              ----------    -------   -----------   -------------  ------------   ------------ -----------------
Balance, December 31, 1998     7,651,252    $   765   $ 1,651,646   $ (2,015,236)    $(85,000)   $         --  $   (447,825)

Recapitalization (Note 1)      2,441,713        245     1,549,253             --           --              --     1,549,498

Issuance of common stock for
 cash (net of issuance
 costs of $501,274)            4,978,245        498     5,610,218             --           --              --     5,610,716

Issuance of common stock for
 fund raising services
 (Note 5)                        531,000         53       621,697             --           --              --       621,750

Stock offering costs                  --         --      (621,750)            --           --              --      (621,750)

Issuance of common stock for
 purchase of Sportzz.com         944,882         94     3,749,906             --           --              --     3,750,000

Issuance of common stock
 for exercise of warrants
 issued for fundraising
 services (Note 5)             1,351,268        135     1,026,829             --           --              --     1,026,964

Stock offering costs                  --         --    (1,026,964)            --           --              --    (1,026,964)

Receipt of cash for
 subscription receivable              --         --            --             --       85,000              --        85,000

Minority interest in
 Subsidiary (Note 1)                  --         --       (66,804)            --           --          66,804            --

Net loss for the year
 ended December 31, 1999              --         --           --     (9,925,682)           --         (66,804)   (9,992,486)
                              ----------    -------   -----------   ------------     --------    ------------  ------------

Balance, December 31, 1999    17,898,360      1,790    12,494,031    (11,940,918)          --              --       554,903

Issuance of common stock
 for cash (net of issuance
 costs of $15,000)               500,000         50       234,950             --           --              --       235,000

Warrants issued below
  market value                        --         --       732,125             --           --              --       732,125

Net loss for the
 three months
 ended March 31, 2000                 --         --            --     (1,848,359)          --              --    (1,848,359)
                              ----------    -------   -----------   -------------    ---------   ------------  -------------
Balance, March 31, 2000       18,398,360    $ 1,840   $13,461,106   $(13,789,277)    $     --    $         --  $   (326,331)
                              ==========    =======   ===========   =============    =========   ============  =============


        See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                                                  From
                                                                                            Inception of the
                                                                                               Development
                                                                                                Stage on
                                                            For the Three Months Ended        March 1, 2000
                                                                     March 31,                   Through
                                                         ------------------------------         March 31,
                                                            2000               1999               2000
                                                         -----------        -----------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                              $(1,848,359)       $  (837,381)       $  (653,242)
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Depreciation                                           118,502             56,100             40,745
      Common stock issued for services and
        marketing expenses                                        --            114,000                 --
      Warrants issued below market value                     732,125                 --            450,000
      Deferred income taxes                                       --             (1,258)                --
   Changes in operating assets and liabilities:
      Accounts receivable                                     (7,090)                --             (1,020)
      Inventory                                                2,480             (4,403)                --
      Restricted cash                                         75,000                 --             75,000
      Other current assets                                  (108,068)           (22,375)           (22,729)
      Accounts payable                                       382,166             22,531             (2,575)
      Accrued expenses                                       (82,994)             1,258            (65,255)
                                                         -----------        -----------        -----------

         Net Cash Used in Operating Activities              (736,238)          (671,528)          (179,076)
                                                         -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                      (139,817)          (336,412)           (36,014)
                                                         -----------        -----------        -----------

         Net Cash Used in Investing Activities              (139,817)          (336,412)           (36,014)
                                                         -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Increase (decrease) in cash overdraft                          --            (47,683)                --
   Proceeds from issuance of notes payable                   575,000                 --            155,000
   Proceeds from issuance of common stock                    250,000          1,535,500                 --
   Stock offering costs                                      (15,000)          (100,000)                --
   Payments on stock subscription receivable                      --             85,000                 --
   Principal payments of notes payable                       (33,000)          (301,618)            (8,000)
                                                         -----------        -----------        -----------

         Net Cash Provided by Financing Activities       $   777,000        $ 1,171,199        $   147,000
                                                         -----------        -----------        -----------



        See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)






                                                                              From
                                                                         Inception of the
                                                                           Development
                                          For the Three Months Ended        Stage on
                                          --------------------------      March 1, 2000
                                           March 31,       March 31,         Through
                                            2000             1999             2000
                                          ---------        ---------     ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         $ (99,055)       $ 163,259       $ (68,090)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        148,647               --         117,682
                                          ---------        ---------       ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $  49,592        $ 163,259       $  49,592
                                          =========        =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                               $     494        $   4,241       $      --
   Income taxes                           $      --        $      --       $      --


        See Accountants' Review Report and the accompanying notes to the reviewed consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 1 -   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

           a. Organization and Description of Business

           SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. Prior to the reorganization with SportsNuts.com, Inc. ("SportsNuts"), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company. On March 1, 2000, the Company reentered the development stage when it discontinued the operations of one of its segments (see Note 10).

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

           SportsNuts was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the sales and distribution of sporting goods and health/nutritional products, using the Internet, through a network marketing distribution strategy. The strategy also included creating a personalized sports community offering a comprehensive bundle of sports, outdoors and fitness-related products, services and information in a club environment on its web site. The network marketing distributor force sold club memberships with access to these products and services on the Web Site. This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue its network marketing operations (see Note 10).

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



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

           b. Accounting Method

           The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

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

                    Computer hardware                 3 years
                    Computer software                 3 years
                    Office equipment                  7 years

           Depreciation expense for the three months ended March 31, 2000 and 1999 was $118,502 and $56,100, respectively.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

           f. Accounts Receivable

           Accounts receivable are recorded net of the allowance for doubtful accounts of $32,327 for March 31, 2000 and December 31, 1999.

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

           j. Basic Loss Per Share


                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                             --------------------------------
                                                                                 2000                1999
                                                                             -------------       ------------
                    Basic loss per share from continuing operations:

                               Loss (numerator)                              $  1,301,782        $         --
                               Shares (denominator)                            18,398,360           9,715,657
                               Per share amount                              $      (0.07)       $       0.00

                    Basic loss per share from discontinued operations:

                               Loss (numerator)                              $    546,577        $    837,381
                               Shares (denominator)                            18,398,360           9,715,657
                               Per share amount                              $      (0.03)       $      (0.09)

           The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Shares to be issued from warrants and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued))

           k. Provision for Taxes

           At March 31, 2000, the Company has net operating loss carryforwards of approximately $13,800,000 which will expire in 2012 through 2019. No tax benefit has been reported in the financial statements because future earnings against which to offset the loss carryforwards are not assured.

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

           n. Restricted Cash

           At March 31, 2000, the Company had $35,000 cash in a certificate of deposit pledged as collateral for certain credit cards of the Company.

NOTE 2 - INVENTORY

                  Inventory consisted of the following:



                                                         March 31,      December 31,
                                                           2000            1999
                                                         ---------      ------------
                    Finished goods                       $ 93,262        $ 95,742
                    Reserve for obsolete inventory        (71,806)        (71,806)
                                                         --------        --------
                             Total                       $ 21,456        $ 23,936
                                                         ========        ========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 3 - NOTES PAYABLE - RELATED PARTIES

           Notes payable - related parties consisted of the following:



                                                                                March 31,       December 31,
                                                                                  2000              1999
                                                                                ---------       ------------
           Note payable to an individual, unsecured,
            interest at 10%, principal and interest due
            January 2000                                                               --        $  25,000

           Note payable to a shareholder, secured by tangible and
            intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000. Note is convertible into
            common stock of the Company as follows: 9,000,000 shares
            through April 1, 2000 (maturity date), 18,000,000 shares
            after the maturity date, 45,000,000 shares after 60 days from the maturity date or 90,000,000 shares after 90 days from the
            maturity date                                                         450,000               --

           Note payable to a related individual, secured by tangible
            assets of the Company, interest at 16%, principal and
            interest due May 1, 2000. Note is convertible into common
            stock of the Company at $0.05 per share                                20,000               --

           Note payable to a related individual, secured by tangible
            assets of the Company, interest at 16%, principal and
            interest due May 4, 2000. Note is convertible into common
            stock of the Company at $0.05 per share                                20,000               --

           Notes payable to related individuals, unsecured,
            non-interest bearing, due on demand                                    27,000               --

           Note payable to a related individual, unsecured,
            interest at 16%, due on demand                                         25,000               --
                                                                                ---------        ---------

                      Total notes payable - related parties                       542,000           25,000

                      Less: current portion                                      (542,000)         (25,000)
                                                                                ---------        ---------

                      Long-term notes payable                                   $      --        $      --
                                                                                =========        =========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 3 - NOTES PAYABLE - RELATED PARTIES (Continued)

           Maturities of notes payable - related parties are as follows:



    Three Months Ended
          March 31,                                        Amount
    ------------------                                    --------
            2001                                          $542,000
                                                          --------
           Total                                          $542,000
                                                          ========

NOTE 4 - NOTES PAYABLE


           Notes payable consisted of the following:


                                                                                March 31,     December 31,
                                                                                  2000            1999
                                                                                --------      ------------
           Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000. Note is convertible
            into common stock of the Company at $0.05 per share                 $ 25,000        $    --

                      Total notes payable                                         25,000             --

                      Less: current portion                                      (25,000)            --
                                                                                --------        -------

                      Long-term notes payable                                   $     --        $    --
                                                                                ========        =======


           Maturities of notes payable are as follows:


                             Year Ending
                               March 31,                               Amount
                             -----------                               -------
                                 2001                                  $25,000
                                                                       -------
                                Total                                 $ 25,000
                                                                       =======

NOTE 5 - COMMON STOCK TRANSACTIONS

           Effective April 6, 1999, the Company issued 1,000,000 shares of common stock at a price of $1.00 per share. In connection with this stock issuance the Company incurred $50,000 in fundraising expenses.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 5 - COMMON STOCK TRANSACTIONS (Continued)

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

           Effective January 1, 2000, the Company issued 500,000 shares of common stock at a price of $0.50 per share. The Company paid commissions of $15,000 in connection with the stock issuance.

NOTE 6 - OUTSTANDING STOCK OPTIONS AND WARRANTS

           The Company did not issue any stock options during the three months ended March 31, 2000. At March 31, 2000, the total number of options outstanding was 5,818,750 at a weighted average exercise price of $2.72 per share. The total number of fully-vested options as of March 31, 2000 was 2,772,500. All other options vest ratably over a two or three-year period from the date of grant. All options expire five (5) years from the date of grant.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 6 - OUTSTANDING STOCK OPTIONS AND WARRANTS (Continued)

           During the three months ended March 31, 2000, the Company issued warrants to acquire 3,370,000 shares of common stock. Of this total, 3,000,000 warrants were issued at an exercise price of $0.10 per share, and 370,000 warrants were issued at an exercise price of $0.05 per share. The difference between the market value of the stock and the exercise price of these warrants at the date of grant was booked as an expense during the quarter. At March 31, 2000, the Company had 5,695,745 outstanding warrants to purchase common stock at the weighted average price of $0.37 per share. Warrants issued through the year ending December 31, 1999 have been issued as commissions for fundraising and as incentives to purchase stock. As a result, any difference between the market value and the exercise price on the grant date has been classified as stock issuance costs. All warrants expire between 2-3 years from the date of grant.

NOTE 7 - OPERATING LEASES

           The Company leases three (3) different office and warehouse facilities under non-cancelable operating leases expiring in 2000 and 2004. Rental expense for the three months ended March 31, 2000 and 1999 was $30,324 and $8,500, respectively.

           The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $2,056 and $5,306 for the three months ended March 31, 2000 and 1999, respectively.

           Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:


      Year Ending
       December 31,                                             Amount
      -------------                                            --------
           2000                                                $182,371
           2001                                                 179,069
           2002                                                 179,802
           2003                                                 176,783
           2004                                                  59,771
           2005 and thereafter                                       --
                                                               --------
           Total minimum lease payments                        $777,796
                                                               ========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 8 - GOING CONCERN

           The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 1999 of approximately $13,800,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

           The net loss for the years ended December 31, 1999 and 1998 was $9,925,682 and $1,598,540, respectively. The net loss for the three months ended March 31, 2000 was $1,848,359. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

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

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999



NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

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

           Effective June 1, 1999, the Company entered into an agreement with an Executive Co-Chairman of the Company. The agreement provides for a cash bonus equal to five percent (5%) of the gross value of certain transactions involving the Company (defined as an underwritten secondary public offering of at least $10 million or a merger or acquisition with a company for cash or securities traded on a national securities exchange).

           Effective September 17, 1999, the Company granted an option to Moore, Clayton & Co. to purchase 200,000 shares of common stock at a purchase price of $2.13 per share. The option vests ratably over a three-year period from the date of grant. An Executive Co-Chairman of the Company is a principal of Moore, Clayton & Co.

           The Company is currently leasing certain of its equipment and is providing fee-based computer network and web hosting services to a third-party network marketing firm. The Company is also contemplating entering into an agreement with such firm to promote the SportsNuts.com site and its services. Two individuals who are directors and principal shareholders of the Company are directors and shareholders of this network marketing firm.

           During 1999, a director and officer of the Company advanced the Company $43,942 on a short-term basis. The entire balance, along with the balance of $27,582 due at December 31, 1998, was paid off along with interest of $156 during 1999. The balance due this individual at December 31, 1999 was $-0-.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2000 and December 31, 1999


NOTE 10 - DISCONTINUED OPERATIONS

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


                                                           For the Three Months Ended
                                                                   March 31,
                                                        -------------------------------
                                                          2000                   1999
                                                        ---------             ---------
           NET SALES                                    $  41,188             $ 141,304
                                                        ---------             ---------

           OPERATING EXPENSES

             Cost of sales                                 34,136               123,613
             General and administrative                   277,990               255,997
             Selling and marketing                        225,932               501,349
             Research and development                      50,421                94,629
                                                        ---------             ---------

                Total Operating Expenses                  588,479               975,588
                                                        ---------             ---------

           LOSS FROM OPERATIONS                          (547,291)             (834,284)
                                                        ---------             ---------

           OTHER INCOME (EXPENSES)

             Interest expense                                (257)               (3,097)
             Interest income                                  971                    --
                                                        ---------             ---------

               Total Other Income (Expense)                   714                (3,097)
                                                        ---------             ---------

           LOSS BEFORE INCOME TAX (EXPENSE)              (546,577)             (837,381)

           INCOME TAX (EXPENSE)                                --                    --
                                                        ---------             ---------

           LOSS FROM DISCONTINUED OPERATIONS             (546,577)            $(837,381)
                                                        =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion of the financial condition and results of operations of SportsNuts.com International, Inc. (hereafter, "SportsNuts.com" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

OVERVIEW

        Historically, SportsNuts.com had been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and network marketing in an effort to build a targeted online customer base of sports enthusiasts. Through March 1, 2000, the Company derived revenues principally from four sources: (i) proceeds from enrollments of distributors and their customers, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services. Virtually all of the revenues generated through February 29, 2000 have been through the Company's network marketing operations. Effective March 1, 2000, with the discontinuation of its network marketing operations, the Company is focusing solely on building an Internet portal to the amateur sports market. In connection with this change in focus, the Company anticipates generating future revenues primarily from the following four sources (i) online registration/administration service fees, (ii) amateur sports organization fundraising and sponsorships, (iii) website advertising, and (iv) e-commerce commissions. Therefore, future sources of revenue are expected to be substantially different from those realized through February of the year 2000. The ability to generate revenues during the year 2000 and beyond depends substantially upon the Company's ability to attract users and traffic to its web site which, in turn, may encourage the use of online registration, fundraising, sponsorships, advertising and e-commerce. The Company's ability to attract such traffic requires significant systems development, marketing and personnel costs, which requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

RESULTS OF OPERATIONS

        Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2000 and 1999. The balances discussed below for the first quarter ending March 31, 2000 include both results from continuing operations and from operations that were discontinued during the quarter, as indicated in Note 10 of the footnotes to the consolidated financial statements.

        REVENUES. The Company generated net revenues of $41,188 during the three month period ended March 31, 2000, a 71% decrease from $141,304 during the first quarter of 1999. This decrease was due to the fact that the Company discontinued its network marketing operations effective March 1, 2000. Historically, all revenues generated by the Company have been through its network marketing operations. Therefore, no such revenues were recognized subsequent to March 1 during the first quarter of 2000. Future revenues are expected to be generated from the Company's amateur sports internet business, although the Company anticipates that such revenues will be minimal during the remainder of the year 2000.

        COST OF SALES. Cost of Sales for the three month period ended March 31, 2000 were $34,136 a 72% decrease from $123,613 during the first quarter of 1999. Such costs consist primarily of commission payments to the network marketing distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force. The decrease from the prior year is directly related to the corresponding 71% decrease in revenues, due to the discontinuation of the Company's network marketing business as of March 1, 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three-months ended March 31, 2000 were $1,319,162, a 415% increase from $255,997 during the first quarter of 1999. This increase was principally due to the recognition of $732,125 in expenses relating to issuances of warrants during the first quarter of the year 2000. The company also realized significant increases in personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. The number of employees at the Company increased substantially throughout the past year, as the Company began to assemble a management team and added other personnel to support the

Company's growth in its network marketing operations. In addition, the Company acquired an amateur sports Internet subsidiary during 1999 which resulted in the hiring of four employees in connection with this acquisition, as well as the hiring of additional personnel to support the development and growth of this Internet business. Payroll expense and professional fees accounted for approximately $319,803 and $73,772, respectively, of general and administrative expenses during the first quarter, as compared to $206,603 and $39,411 during the first quarter of 1999.

        SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three month period ended March 31, 2000 were $413,367, an 18 % decrease from $501,349 during the first quarter of 1999. This decrease was primarily attributable to the following: (1) The Company discontinued its network marketing operations as of March 1, 2000, which eliminated selling and marketing personnel and expenses related to this part of the business, (2) During the first quarter of 1999 the Company incurred a one time selling & marketing charge of $114,000 to buy out certain royalty obligations related to the network marketing business, (3) the Company has attempted to curtail spending in this area given its current financial position. Much of the marketing expense during the first quarter of 2000 is the amortization of non-cancelable marketing contracts that were entered into during 1999 for benefits provided through the first quarter of the year 2000.

        PRODUCT DEVELOPMENT. Product research and development expenditures were $114,416 during the three months ended March 31, 2000, as compared to $94,629 for the three months ended March 31, 1999, an increase of 21%. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

        OTHER INCOME (EXPENSE). Net other expense totaled $8,466 for the three months ended March 31, 2000, compared to net expense of $3,097 for the three months ended March 31, 1999. This expense is comprised primarily of interest expenses related to balances on Company credit cards and short term loans. The increase in interest expense in the first quarter of 2000 is due to interest accrued on various short term loans made to the Company during the quarter. Such loans did not exist during the first quarter of the prior year.

        EXPENSES RELATING TO PRIVATE OFFERINGS. During the first quarter of the year 2000, the Company issued 500,000 shares of common stock at a price of $.50 per share in a private placement to an accredited investor. In connection with this stock issuance the Company incurred $15,000 in fundraising expenses.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company's primary source of liquidity consisted of $84,592 in cash and cash equivalents, $35,000 of which has been pledged as collateral for certain credit cards issued in the name of the Company for business use. The Company holds most of its cash reserves in local sweep accounts with various local financial institutions. Since inception, SportsNuts.com has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

        The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2000 of $13,789,277 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 1999 and the three months ended March 31, 2000 was $9,925,682 and $1,848,359, respectively. The Company anticipates a substantial net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

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

        The Company believes that its capital requirements are insufficient for ongoing operations, with current cash reserves exhausted. Although efforts are presently underway to secure certain short term financing to enable the Company to meet its ongoing obligations, the Company requires considerable amounts of financing to make any significant advancements in its business strategy. There is no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.


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

        ANTI-TAKEOVER PROVISIONS. The proposed restatement of the Certificate of Incorporation of the Company contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 15,000,000 additional shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super-voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

        SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 18,398,360 shares of the Company's Common Stock outstanding on March 31, 2000, as of the filing date of this report on Form 10-QSB, 13,061,106 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock. Moreover, the Company is currently exploring a possible repricing of stock options issued under its 1998 and 1999 stock option plans (collectively, the "Plans"), and the possible filing of an S-8 registration statement with respect to these Plans, the result of which could be the sale of a substantial number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

        POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. Pursuant to the Company's proposed Restated Certificate of Incorporation, the Company will be authorized to issue up to 200,000 shares of Common Stock. To the extent of such authorization, the Board of Directors of the Company will have the ability, without seeking shareholder approval, to issue additional shares of Common Stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional Common Stock in the future may reduce the proportionate ownership and voting power of the Common Stock offered hereby. The Company will also be authorized to issue up to 20,000,000 shares of Preferred Stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval. The designation and issuance of series of Preferred Stock in the future would create additional securities which would have dividend and liquidation preferences over Common Stock.

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

        APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS. The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

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

                                     PART II

                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        Not applicable.

ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. The principal amount of the Note is convertible into 9,000,000 shares of common stock of the Company through its date of maturity of April 1, 2000 ("Maturity Date"). After the Maturity Date, the principal amount of the Note is convertible into 18,000,000 share of common stock. After sixty days from the Maturity Date, the principal amount of the Note is convertible into 45,000,000 shares of common stock. After ninety days from the Maturity Date, the principal amount of the Note is convertible into 90,000,000 shares of common stock. As of the date of the filing of this report, this note has not been repaid, and is convertible into 18,000,000 shares of Common Stock of the Company. The Convertible Promissory Note and Security Agreement have been filed as an exhibit to the Company's 1999 annual report on form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        The following documents are filed as exhibits to this Form 10-QSB:


INDEX TO EXHIBITS


        NUMBER         EXHIBITS
        ------         --------
         3.1           Amended and Restated Certificate of Incorporation of
                       SportsNuts.com International, Inc., a Delaware
                       corporation.(1)

         3.2           Amended and Restated Bylaws of SportsNuts.com
                       International, Inc., a Delaware corporation. (2)

         10.1          Convertible Promissory Note and Security Agreement among
                       Gardner Management Profit Sharing Plan and Trust,
                       SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000. (3)

         10.2          Convertible Promissory Note and Security Agreement among
                       Moore, Clayton & Co., SportsNuts.com, Inc., and the
                       Company, dated February 4, 2000. (4)

         10.3          Convertible Promissory Note and Security Agreement among
                       George Napier, SportsNuts.com, Inc., and the Company, dated March 10, 2000. (5)

         10.4          Convertible Promissory Note and Warrant granted to John
                       Schmitz and Stanley Aber, dated March 27, 2000.

         10.5 Financial Consulting Agreement, dated March 23, 2000, among SportsNuts.com International, Inc., J.D. Holden
                       Associates, and The Sunvest Corporation.

         10.6          Employment Agreement with Kenneth Denos dated November
                       16, 1998.(6)

         10.7 Independent Contractor Agreement with Sharon Clayton dated April 15, 1999 (7)

         10.8          Consulting Agreement with Moore, Clayton & Co. dated July
                       1, 1999.(8)

         10.9          Summary of Material Terms of Agreement between
                       SportsNuts.com International, Inc. and Pierre Boivin dated July 1, 1999. (9)

         10.10 Advertising Agreement between EURO RSCG/DSW Partners, LLC and the Company, dated August 23, 1999.(10)

         10.11         SportsNuts.com International, Inc. 1999 Stock Option Plan
                       (11)

         21.1          Subsidiaries of the Registrant. (12)

         27.1          Financial Data Schedule


----------------------

        (1) Filed as an Exhibit to the Company's report on Form 8-K, filed with the Commission on April 20, 1999.

        (2) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (4) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (5) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.


        (6) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

        (7) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (8) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (9) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (10) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

        (11) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

        (12) Filed as an Exhibit to the Company's annual report on Form 10-QSB, filed with the Commission on May 19, 1999.



        SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




SPORTSNUTS.COM INTERNATIONAL, INC.


        Date: May 15, 2000              By /s/ Kenneth I. Denos
                                          -------------------------------------
                                          Kenneth I. Denos
                                          Chief Financial Officer

                                 EXHIBIT INDEX


        NUMBER         EXHIBITS
        ------         --------
         3.1           Amended and Restated Certificate of Incorporation of
                       SportsNuts.com International, Inc., a Delaware
                       corporation.(1)

         3.2           Amended and Restated Bylaws of SportsNuts.com
                       International, Inc., a Delaware corporation. (2)

         10.1          Convertible Promissory Note and Security Agreement among
                       Gardner Management Profit Sharing Plan and Trust,
                       SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000. (3)

         10.2          Convertible Promissory Note and Security Agreement among
                       Moore, Clayton & Co., SportsNuts.com, Inc., and the
                       Company, dated February 4, 2000. (4)

         10.3          Convertible Promissory Note and Security Agreement among
                       George Napier, SportsNuts.com, Inc., and the Company, dated March 10, 2000. (5)

         10.4          Convertible Promissory Note and Warrant granted to John
                       Schmitz and Stanley Aber, dated March 27, 2000.

         10.5 Financial Consulting Agreement, dated March 23, 2000, among SportsNuts.com International, Inc., J.D. Holden
                       Associates, and The Sunvest Corporation.

         10.6          Employment Agreement with Kenneth Denos dated November
                       16, 1998.(6)

         10.7 Independent Contractor Agreement with Sharon Clayton dated April 15, 1999 (7)

         10.8          Consulting Agreement with Moore, Clayton & Co. dated July
                       1, 1999.(8)

         10.9          Summary of Material Terms of Agreement between
                       SportsNuts.com International, Inc. and Pierre Boivin dated July 1, 1999. (9)

         10.10 Advertising Agreement between EURO RSCG/DSW Partners, LLC and the Company, dated August 23, 1999.(10)

         10.11         SportsNuts.com International, Inc. 1999 Stock Option Plan
                       (11)

         21.1          Subsidiaries of the Registrant. (12)

         27.1          Financial Data Schedule


----------------------

        (1) Filed as an Exhibit to the Company's report on Form 8-K, filed with the Commission on April 20, 1999.

        (2) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (4) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (5) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.


        (6) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

        (7) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (8) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (9) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

        (10) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

        (11) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

        (12) Filed as an Exhibit to the Company's annual report on Form 10-QSB, filed with the Commission on May 19, 1999.