Form 10QSB
period 2000-06-30
SPORTSNUTS COM INTERNATIONAL INC
filed 2000-08-18
CIK 1024920

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000, the Company had outstanding 934,918 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [X] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2000.

ITEM 1.    FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



                                    CONTENTS


Consolidated Balance Sheets............................................................ 2

Consolidated Statements of Operations.................................................. 4

Consolidated Statements of Stockholders' Equity (Deficit).............................. 6

Consolidated Statements of Cash Flows.................................................. 7

Notes to the Consolidated Financial Statements......................................... 9

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                            June 30,        December 31,
                                             2000              1999
                                          -----------       -----------
                                          (Unaudited)
CURRENT ASSETS

  Cash and cash equivalents (Note 1)      $     2,497       $   148,647
  Accounts receivable, net (Note 1)            22,397            15,523
  Inventory, net (Notes 1 and 2)               13,610            23,936
  Prepaid expenses                             89,353            53,067
                                          -----------       -----------

    Total Current Assets                      127,857           241,173
                                          -----------       -----------

PROPERTY AND EQUIPMENT (Note 1)

  Computer hardware                           565,379           564,018
  Computer software                           723,191           667,854
  Furniture and office equipment              236,844           236,844
  Less - accumulated depreciation            (459,366)         (244,907)
                                          -----------       -----------

    Total Property and Equipment            1,066,048         1,223,809
                                          -----------       -----------

OTHER ASSETS

  Restricted cash                                  --           110,000
                                          -----------       -----------

    Total Other Assets                             --           110,000
                                          -----------       -----------

    TOTAL ASSETS                          $ 1,193,905       $ 1,574,982
                                          ===========       ===========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                              June 30,         December 31,
                                                                2000               1999
                                                            ------------       ------------
                                                            (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                          $  1,219,166       $    766,214
  Accrued expenses                                               212,833            228,865
  Notes payable, current portion (Note 4)                         65,000                 --
  Notes payable, related parties (Note 3)                        557,000             25,000
                                                            ------------       ------------

    Total Current Liabilities                                  2,053,999          1,020,079
                                                            ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $0.002 par value; 200,000,000 shares
   authorized, 934,918 and 894,918 shares issued
   and outstanding, respectively                                   1,870              1,790
  Preferred stock, $0.002 par value; 20,000,000 shares
   authorized, 178,000 and 0 shares issued and
   outstanding, respectively                                         356                 --
  Additional paid-in capital                                  15,031,220         12,494,031
  Accumulated deficit prior to the development stage         (13,136,034)       (11,940,918)
  Accumulated deficit since the inception of the
   development stage                                          (2,757,506)                --
                                                            ------------       ------------

    Total Stockholders' Equity (Deficit)                        (860,094)           554,903
                                                            ------------       ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                             $  1,193,905       $  1,574,982
                                                            ============       ============

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            For the Three Months Ended
                                                                     June 30,
                                                          -----------------------------
                                                              2000              1999
                                                          ------------       ----------

NET SALES                                                 $         --       $       --
                                                          ------------       ----------

EXPENSES

  General and administrative                                 1,724,666               --
  Selling and marketing                                        248,306               --
  Research and development                                      79,264               --
                                                          ------------       ----------

    Total Expenses                                           2,052,236               --
                                                          ------------       ----------

LOSS FROM OPERATIONS                                        (2,052,236)              --
                                                          ------------       ----------

OTHER INCOME (EXPENSES)

  Interest expense                                             (29,930)              --
  Interest income                                                1,006               --
  Other income                                                   3,100               --
  Loss on sale of assets                                       (26,203)              --
                                                          ------------       ----------

    Total Other Income (Expenses)                              (52,027)              --
                                                          ------------       ----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                        (2,104,263)              --

INCOME TAX EXPENSE                                                  --               --
                                                          ------------       ----------

LOSS FROM CONTINUING OPERATIONS                             (2,104,263)              --

LOSS FROM DISCONTINUED
OPERATIONS                                                          --         (795,482)
                                                          ------------       ----------

NET LOSS                                                  $ (2,104,263)      $ (795,482)
                                                          ============       ==========

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
  Loss from continuing operations                         $      (2.26)      $      0.00
  Loss from discontinued operations                               0.00             (1.12)
                                                          ------------       -----------
    Basic Loss Per Share                                  $      (2.26)      $     (1.12)
                                                          ============       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                            929,643           710,662
                                                          ============       ===========

                              SPORTSNUTS.COM INTERNATIONAL, INC.
                                 (A Development Stage Company)
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                                                   From
                                                                              Inception of the
                                                                                Development
                                                                                 Stage on
                                             For the Six Months Ended          March 1, 2000
                                                    June 30,                     Through
                                         ---------------------------------       June 30,
                                             2000                1999              2000
                                         -----------       ---------------    ----------------
NET SALES                                $        --       $            --      $        --
                                         -----------       ---------------      -----------
EXPENSES
  General and administrative               2,768,801                    --        2,278,564
  Selling and marketing                      432,776                    --          313,298
  Research and development                   143,260                    --          103,722
                                         -----------       ---------------      -----------

    Total Expenses                         3,344,837                    --        2,695,584
                                         -----------       ---------------      -----------

LOSS FROM OPERATIONS                      (3,344,837)                   --       (2,695,584)
                                         -----------       ---------------      -----------

OTHER INCOME (EXPENSES)
  Interest expense                           (40,382)                   --          (40,125)
  Interest income                              2,277                    --            1,306
  Other income                                 3,100                    --            3,100
  Loss on sale of assets                     (26,203)                   --          (26,203)
                                         -----------       ---------------      -----------

    Total Other Income (Expenses)            (61,208)                   --          (61,922)
                                         -----------       ---------------      -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                      (3,406,045)                   --       (2,757,506)

INCOME TAX EXPENSE                                --                    --               --
                                         -----------       ---------------      -----------

LOSS FROM CONTINUING OPERATIONS           (3,406,045)                   --       (2,757,506)

LOSS FROM DISCONTINUED
OPERATIONS (Note 9)                         (546,577)           (1,632,863)              --
                                         -----------       ---------------      -----------

NET LOSS                                 $(3,952,622)      $    (1,632,863)     $(2,757,506)
                                         ===========       ===============      ===========

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
  Loss from continuing operations        $     (3.68)      $          0.00
  Loss from discontinued operations            (0.59)                (2.73)
                                         -----------       ---------------
    Basic Loss Per Share                 $     (4.27)      $         (2.73)
                                         ===========       ===============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                          924,808               598,844
                                         ===========       ===============

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                 Preferred Stock          Common Stock        Additional
                                -------------------     ----------------       Paid-In
                                 Shares    Amount       Shares    Amount       Capital
                                -------   ---------     -------   -------    -----------
Balance, December 31, 1998           --   $      --     382,563   $   765    $ 1,651,646

Recapitalization (Note 1)            --          --     122,086       245      1,549,253

Issuance of common stock for         --          --     248,912       498      5,610,218
cash (net of issuance costs of
$501,274)

Issuance of common stock for         --          --      26,550        53        621,697
fundraising services (Note 5)

Stock offering costs                 --          --          --        --       (621,750)

Issuance of common stock for         --          --      47,244        94      3,749,906
purchase of Sportzz.com

Issuance of common stock for         --          --      67,563       135      1,026,829
exercise of warrants issued for
fundraising services (Note 5)

Stock offering costs                 --          --          --        --     (1,026,964)

Receipt of cash for subscription     --          --          --        --             --
receivable

Minority interest in subsidiary      --          --          --        --        (66,804)
(Note 1)

Net loss for the year ended          --          --          --        --             --
December 31, 1999               -------   ---------     -------   -------    -----------

Balance, December 31, 1999           --          --     894,918     1,790     12,494,031

Issuance of common stock for         --          --      25,000        50        234,950
cash (net of issuance costs of
$15,000) (unaudited)

Warrants issued below market         --          --          --        --      1,889,625
value (unaudited)

Preferred shares issued for     178,000         356          --        --        394,644
cash (unaudited)

Stock offering costs (unaudited)     --          --          --        --        (19,500)

Shares issued for services           --          --      15,000        30         37,470
(unaudited)

Net loss for six months end
June 30, 2000 (unaudited)            --          --          --        --             --
                                -------   ---------     -------   -------    -----------
Balance, June 30, 2000          178,000   $     356     934,918   $ 1,870   $ 15,031,220
                                =======   =========     =======   =======   ============
(unaudited)


                                                                            Total
                                Accumulated   Subscription   Minority    Stockholder's
                                  Deficit      Receivable    Interest   Equity (Deficit)
                                ------------  -----------    ---------  ---------------
Balance, December 31, 1998      $ (2,015,236)  $ (85,000)    $      --   $   (447,825)

Recapitalization (Note 1)                 --          --            --      1,549,498

Issuance of common stock for              --          --            --      5,610,716
cash (net of issuance costs of
$501,274)

Issuance of common stock for              --          --            --        621,750
fundraising services (Note 5)

Stock offering costs                      --          --            --       (621,750)

Issuance of common stock for              --          --            --      3,750,000
purchase of Sportzz.com

Issuance of common stock for              --          --            --      1,026,964
exercise of warrants issued for
fundraising services (Note 5)

Stock offering costs                      --          --            --     (1,026,964)

Receipt of cash for subscription          --      85,000            --         85,000
receivable

Minority interest in subsidiary           --          --        66,804             --
(Note 1)

Net loss for the year ended       (9,925,682)         --       (66,804)    (9,992,486)
December 31, 1999               ------------   ---------     ---------   ------------

Balance, December 31, 1999       (11,940,918)         --            --        554,903

Issuance of common stock for              --          --            --        235,000
cash (net of issuance costs of
$15,000) (unaudited)

Warrants issued below market              --          --            --      1,889,625
value (unaudited)

Preferred shares issued for               --          --            --        395,000
(unaudited)

Stock offering costs (unaudited)          --          --            --        (19,500)

Shares issued for services                --          --            --         37,500
(unaudited)

Net loss for six months end
June 30, 2000 (unaudited)         (3,952,622)         --            --     (3,952,622)
                                ------------   ---------     ---------   ------------
Balance, June 30, 2000          $(15,893,540)  $      --     $      --   $   (860,094)
                                ============   =========     =========   ============
(unaudited)

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                             Inception of the
                                                                               Development
                                                                                 Stage on
                                                   For the Six Months Ended    March 1, 2000
                                                            June 30,             Through
                                                  --------------------------     June 30,
                                                     2000            1999          2000
                                                  -----------    ----------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $(3,952,622)   $(1,632,863)   $(2,757,506)
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation                                      235,489        111,843        157,734
    Common stock issued for services and
      marketing expenses                               37,500        114,000         37,500
    Warrants issued below market value              1,889,625             --      1,607,500
    Deferred income taxes                                  --         (1,258)            --
    Minority interest                                      --        (66,804)
    Loss on sale of fixed assets                       26,203                        26,203
  Changes in operating assets and liabilities:
    Accounts receivable                                (6,874)        (6,729)          (805)
    Inventory                                          10,326        (44,070)         7,846
    Restricted cash                                   110,000             --        110,000
    Other current assets                              (36,286)       (39,284)        49,053
    Accounts payable                                  452,953         78,078         68,211
    Accrued expenses                                  (16,032)       (31,715)         1,708
                                                  -----------    -----------    -----------

      Net Cash Used in Operating Activities        (1,249,718)    (1,518,802)      (692,556)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property and equipment                (139,817)      (708,526)       (36,014)
                                                  -----------    -----------    -----------

      Net Cash Used in Investing Activities          (139,817)      (708,526)       (36,014)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase (decrease) in cash overdraft                    --        (47,683)            --
  Proceeds from sale of fixed assets                   35,885                        35,885
  Proceeds from issuance of notes payable             622,000             --        210,000
  Proceeds from issuance of common stock              645,000      4,873,400        395,000
  Stock offering costs                                (34,500)                      (19,500)
  Payments on stock subscription receivable                --         85,000             --
  Principal payments of notes payable                 (25,000)      (301,618)        (8,000)
                                                  -----------    -----------    -----------

      Net Cash Provided by Financing Activities   $ 1,243,385    $ 4,609,099    $   613,385
                                                  -----------    -----------    -----------

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                             From
                                                                       Inception of the
                                                                          Development
                                                                           Stage on
                                           For the Six Months Ended      March 1, 2000
                                                   June 30,                Through
                                         ---------------------------       June 30,
                                            2000            1999             2000
                                         ----------       ----------   ----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                        $ (146,150)      $2,381,771      $ (115,185)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        148,647               --         117,682
                                         ----------       ----------      ----------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                               $    2,497       $2,381,771      $    2,497
                                         ==========       ==========      ==========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

  Interest                               $    2,235       $    4,241      $    2,235
  Income taxes                           $       --       $       --      $       --

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


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

         In connection with the reorganization, the Company effected a 2.213 for 1 forward stock split (the "forward Split") of all then currently outstanding shares of its common stock (the "Common Stock"). All references to common stock have been retroactively restated. The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 55,175 to 122,086 shares. As part of the Reorganization, the Company issued 382,563 shares of Common Stock to the Participating Shareholders of SportsNuts in exchange for their collective 584,150 shares of SportsNuts common stock. Each participating Shareholder of SportsNuts received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts, warrants for the purchase of 167,656 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's Common Stock in exchange for each share of SportsNuts common stock they were entitled to purchase pursuant to their SportsNuts warrants. In the future, the Company may issue up to an additional 90,410 shares of Common Stock to acquire the remaining 138,050 shares of Common Stock of SportsNuts that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization.

         On June 25, 2000, the Company effected a 1-for-20 reverse split of all outstanding shares of Common and Preferred Stock, and amended and restated its Certificate of Incorporation to restate its par value at $0.002 per Common and Preferred share. All references to shares outstanding have been retroactively restated.

         SportsNuts was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the sales and distribution of sporting goods and health/nutritional products, using the Internet, through a direct sales distribution strategy. The strategy also included creating a personalized sports community offering a comprehensive bundle of sports, outdoors and fitness-related products, services and information in a club environment on its web site. The direct sales distributor force sold club memberships with access to these products and services on the Web Site.

         This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue its direct sales operations (see Note 10).

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         a. Organization and Description of Business (Continued)

         On July 28, 1999, the Company issued 47,244 shares of its common stock valued at $79.40 per share to Sportzz.com, Inc. (Sportzz) in exchange for all of the issued and outstanding shares of Sportzz common stock. In addition, cash consideration of $100,000 was paid as part of the acquisition. The acquisition was accounted for as a purchase per APB No. 16. The Company recorded an impairment of goodwill of $3,474,035 because the estimated future cash flows from the acquisition cannot be readily determined.

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

                          Computer hardware                 3 years
                          Computer software                 3 years
                          Office equipment                  7 years

         Depreciation expense for the six months ended June 30, 2000 and 1999 was $235,489 and $111,843, respectively.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Accounts Receivable

         Accounts receivable are recorded net of the allowance for doubtful accounts of $22,032 at June 30, 2000 and $32,327 at December 31, 1999.

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

         j. Basic Loss Per Share

                                                           For the Six Months Ended
                                                                   June 30,
                                                        -----------------------------
                                                             2000              1999
                                                        -----------       -----------
Basic loss per share from continuing operations:        (Unaudited)       (Unaudited)

       Loss (numerator)                                 $ 3,406,044       $        --
       Shares (denominator)                                 924,808           598,844
       Per share amount                                 $     (3.68)      $      0.00

Basic loss per share from discontinued operations:

       Loss (numerator)                                 $   546,577       $ 1,632,863
       Shares (denominator)                                 924,808           598,844
       Per share amount                                 $     (0.59)      $     (2.73)

         The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Shares to be issued from warrants and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued))

         k. Provision for Taxes

         At June 30, 2000, the Company has net operating loss carryforwards of approximately $15,900,000 which will expire in 2012 through 2019. No tax benefit has been reported in the financial statements because future earnings against which to offset the loss carryforwards are not assured.

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

         n. Unaudited Consolidated Financial Statements

         The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 - INVENTORY

         Inventory consisted of the following:

                                    June 30,     December 31,
                                      2000           1999
                                    --------     ------------
                                   (Unaudited)
Finished goods                      $ 18,147       $ 95,742
Reserve for obsolete inventory        (4,537)       (71,806)
                                    --------       --------

         Total                      $ 13,610       $ 23,936
                                    ========       ========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 3 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties consisted of the following:

                                                                          June 30,      December 31,
                                                                            2000            1999
                                                                         ---------      ------------
                                                                        (Unaudited)
Note payable to an individual, unsecured,
 interest at 10%, principal and interest due
 January 2000                                                            $      --       $  25,000

Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due
 April 1, 2000. As of August 1, 2000, the Principal amount of the
 Note is convertible into 4,500,000
shares of common stock of the Company                                      450,000              --

Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 1,
 2000. Note is convertible into common stock of the
 Company at $1.00 per share                                                 20,000              --

Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 4,
 2000. Note is convertible into common stock of the
 Company at $1.00 per share                                                 20,000              --

Notes payable to related individuals, unsecured,
 non-interest bearing, due on demand                                        27,000              --

Note payable to a related individual, unsecured,
 interest at 16%, due on demand                                             25,000              --

Note payable to a related individual, unsecured,
 interest at 18%, due on demand                                             15,000              --
                                                                         ---------       ---------


       Total notes payable - related parties                               557,000          25,000

       Less: current portion                                              (557,000)        (25,000)
                                                                         ---------       ---------

       Long-term notes payable                                           $      --       $      --
                                                                         =========       =========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999

NOTE 3 - NOTES PAYABLE - RELATED PARTIES (Continued)

         Maturities of notes payable - related parties are as follows:

              Year Ending
                June 30,                                          Amount
              -----------                                        --------
                  2001                                           $557,000
                                                                 --------

                 Total                                           $557,000
                                                                 ========


NOTE 4 - NOTES PAYABLE

         Notes payable consisted of the following:

                                                  June 30,      December 31,
                                                    2000           1999
                                                  --------      ------------
                                                 (Unaudited)
Note payable to an individual, unsecured,
 interest at 10%, principal and interest due
 June 26, 2000. Note is convertible into
 common stock of the Company at $1.00
 per share                                        $ 50,000       $      --

Note payable to an individual, unsecured,
 interest at 16%, due on demand                   $ 15,000       $      --
                                                  --------       ---------

       Total notes payable                          65,000              --

       Less: current portion                       (65,000)             --
                                                  --------       ---------

       Long-term notes payable                    $     --       $      --
                                                  ========       =========


Maturities of notes payable are as follows:

              Year Ending
                June 30,                                           Amount
              -----------                                        ---------
                  2001                                           $  65,000
                                                                 ---------

                 Total                                           $  65,000
                                                                 =========

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

         Effective April 6, 1999, the Company issued 50,000 shares of common stock at a price of $20.00 per share. In connection with this stock issuance the Company incurred $50,000 in fundraising expenses.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

         Effective April 8, 1999, the Company issued 67,563 shares of common stock in connection with the exercise of warrants with an exercise price of $15.27. The warrant holders surrendered 5,990 warrants to pay for the 67,563 warrants that were exercised. The common stock had a market value of $187.50 on the date of exercise. The warrants were originally issued in connection with raising money for the Company.

         Effective April 8, 1999, the Company issued 140,350 shares of common stock at a price of $20.00 per share. The Company paid commissions of $269,100, together with warrants to purchase 11,858 shares of common stock at $20.00 per share and 22,013 shares of common stock.

         Effective June 15, 1999, the Company issued 37,500 shares of common stock at a price of $39.00 per share. The Company paid commissions of $131,625, together with warrants to purchase 3,375 shares of common stock at an exercise price of $39.00 per share.

         Effective July 1, 1999, the Company issued 21,062 shares of common stock at a price of $40.00 per share. The Company paid commissions of $50,549, together with warrants to purchase 1,203 shares of common stock at an exercise price of $40.00 per share and 4,538 shares of common stock.

         Effective July 28, 1999, the Company issued 47,244 shares, valued at $3,750,000, to acquire all of the issued and outstanding shares of Sportzz.com, Inc. The shares were valued at the current market price on the date of acquisition. In addition, cash consideration of $100,000 was paid to the shareholder of Sportzz (See Note 1).

         Effective January 1, 2000, the Company issued 25,000 shares of common stock at a price of $10.00 per share. The Company paid commissions of $15,000 in connection with the stock issuance.

         Effective April 10, 2000, the Company issued 50,000 shares of nonvoting convertible preferred stock at a price of $2.00 per share, together with warrants to acquire 250,000 shares of common stock at an exercise price of $2.00 per share. Each share of preferred stock is convertible into one (1) share of common stock. The Company paid cash commissions of $10,000 in connection with the transaction.

         Effective May 1, 2000, the Company issued 128,000 shares of nonvoting convertible preferred stock at a price of $2.00 per share, together with warrants to acquire 725,000 shares of common stock at an exercise price of $2.00 per share. Each share of preferred stock is convertible into one (1) share of common stock. The Company is obligated to pay $5,000 in cash commissions in connection with the transaction.

         Effective May 2, 2000, the Company issued 15,000 shares of common stock in satisfaction of an obligation for consulting services received by the Company. No commissions were paid in connection with the transaction.

NOTE 6 - OUTSTANDING STOCK OPTIONS AND WARRANTS

         The Company did not issue any stock options during the six months ended June 30, 2000. At June 30, 2000, the total number of options outstanding was 123,313 at a weighted average exercise price of $59.00 per share. The total number of fully-vested options as of June 30, 2000 was 48,740. All other options vest ratably over a two or three-year period from the date of grant. All options expire five (5) years from the date of grant.

         During the six months ended June 30, 2000, the Company issued warrants to acquire 1,043,500 shares of common stock. Of this total, 1,000,000 warrants were issued at an exercise price of $2.00 per share, and 43,500 warrants were issued at an exercise price of $1.00 per share. The difference between the market value of the stock and the exercise price of these warrants at the date of grant was booked as an expense during the quarter. At June 30, 2000, the Company had 1,146,689 outstanding warrants to purchase common stock at a weighted average exercise price of $3.20 per share. Warrants issued through the six months ending June 30, 2000 have been issued as commissions for fundraising and as incentives to purchase stock. As a result, any difference between the market value and the exercise price on the grant date has been classified as stock issuance costs. All warrants expire between 2-5 years from the date of grant.

NOTE 7 - OPERATING LEASES

         The Company leases four (4) different office and warehouse facilities under non- cancelable operating leases expiring in 2000 and 2004. Rental expense for the six months ended June 30, 2000 and 1999 was $73,881 and $47,209, respectively.

         The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $4,334 and $8,125 for the six months ended June 30, 2000 and 1999, respectively.

         Future minimum lease payments, by year and in the aggregate, under the non- cancelable operating leases with initial or remaining terms of one year or more are due as follows:

           Year Ending
           December 31,                          Amount
           ------------                         --------
           2000                                 $182,371
           2001                                  179,069
           2002                                  179,802
           2003                                  176,783
           2004                                   59,771
           2005 and thereafter                        --
                                                --------

                 Total minimum lease payments   $777,796
                                                ========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 8 - GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2000 of approximately $15,900,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

         The net loss for the years ended December 31, 1999 and 1998 was $9,925,682 and $1,598,540, respectively. The net loss for the six months ended June 30, 2000 was $3,952,622. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

         Effective May 15, 1999, the Company entered into a consulting agreement with Moore, Clayton & Co., a private investment and advisory firm, to receive strategic financial and marketing consulting services. The agreement, now terminated, provided for a retainer of $5,000 per month, with consulting services to be drawn against the retainer at the rate of $200 per hour. The Company paid $60,000 and is obligated to pay an additional $15,000 to Moore, Clayton & Co. in connection with this Agreement. A former director of the Company is a principal of Moore, Clayton & Co.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

         Effective July 1, 1999, the Company entered into a second consulting agreement with Moore, Clayton & Co., to run concurrently with the first agreement described in the paragraph above. Under the second agreement, now terminated, the Company paid $30,000 to Moore, Clayton & Co., together with 15,000 restricted shares of the Company's Common Stock. A former director of the Company is a principal of Moore, Clayton & Co.

         Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("GMI Note") to the Gardner Management, Inc. Profit Sharing Plan and Trust, a principal shareholder of the Company, in exchange for $450,000 in cash proceeds. As of August 1, 2000, the principal amount of the GMI
         Note is convertible into 4,500,000 shares of Common Stock. On March 31, 2000, the Company filed the GMI Note with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

         Effective February 4, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the company ("MCC Note") to Moore, Clayton & Co. in exchange for $20,000 in cash proceeds. As of August 1, 2000, the principal amount of the MCC Note is convertible into 20,000 shares of Common Stock of the Company. A former director of the Company is a principal of Moore, Clayton & Co.

         During 1999, a director and officer of the Company advanced the Company $43,942 on a short-term basis. The entire balance, along with the balance of $27,582 due at December 31, 1998, was paid off along with interest of $156 during 1999. The balance due this individual at December 31, 1999 was $-0-.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2000 and December 31, 1999


NOTE 10 - DISCONTINUED OPERATIONS

         Effective March 1, 2000, the Company has elected to discontinue its direct sales operations and concentrate solely on building an Internet portal to the amateur sports market. The following is a summary of the loss from discontinued operations resulting from the elimination of the direct sales segment of the Company. The financial statements have been retroactively restated to reflect this event.

                                                       For the Six Months Ended
                                                               June 30,
                                                --------------------------------------
                                                   2000                       1999
                                                -----------                -----------
                                                (Unaudited)                (Unaudited)
NET SALES                                       $    41,188                $   463,441
                                                -----------                -----------

OPERATING EXPENSES

  Cost of sales                                      34,136                    444,416
  General and administrative                        277,990                    777,319
  Selling and marketing                             225,932                    814,702
  Research and development                           50,421                    123,574
                                                -----------                -----------

     Total Operating Expenses                       588,479                  2,160,011
                                                -----------                -----------

LOSS FROM OPERATIONS                               (547,291)                (1,696,570)
                                                -----------                -----------

OTHER INCOME (EXPENSES)

  Interest expense                                     (257)                    (3,097)
  Interest income                                       971                         --
                                                -----------                -----------

    Total Other Income (Expense)                        714                     (3,097)
                                                -----------                -----------

LOSS BEFORE INCOME TAX (EXPENSE)                   (546,577)                (1,699,667)

INCOME TAX (EXPENSE)                                     --                         --
                                                -----------                -----------

Minority interest                                        --                     66,804
                                                -----------                -----------

LOSS FROM DISCONTINUED OPERATIONS               $  (546,577)               $(1,632,863)
                                                ===========                ===========

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

OVERVIEW

         Historically, SportsNuts.com had been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and direct sales in an effort to build a targeted online customer base of sports enthusiasts. Through March 1, 2000, the Company derived revenues principally from four sources: (i) proceeds from enrollments of distributors and their customers, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services. Virtually all of the revenues generated through February 29, 2000 have been through the Company's direct selling operations. Effective March 1, 2000, with the discontinuation of its direct selling operations, the Company began focusing exclusively upon building an Internet portal to the amateur sports market. In connection with this change in focus, the Company anticipates generating future revenues primarily from the following four sources (i) online registration/administration service fees, (ii) amateur sports organization fundraising and sponsorships, (iii) website advertising, and (iv) e-commerce commissions. Therefore, future sources of revenue are expected to be substantially different from those realized through February of the year 2000. The ability to generate revenues during the year 2000 and beyond depends substantially upon the Company's ability to attract users and traffic to its web site which, in turn, may encourage the use of online registration, fundraising, sponsorships, advertising and e-commerce. The Company's ability to attract such traffic requires significant systems development, marketing and personnel costs, which requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

         Cost of sales have historically been comprised of commission payments to the direct sales distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distribution force and through e-commerce transactions. The Company anticipates that the expenses which comprise cost of goods sold in the future will change dramatically, and will no longer include distributor commissions, distributor kits, sales aids and other such products sold through the direct sales business. Future expenses which comprise cost of goods sold are expected to be principally comprised of systems costs to administer the revenue generating features on the amateur sports Internet site, as well as potential fee sharing expenses to organizations involved in fundraising and online registration/administration.

         General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; direct selling sales team incentives; travel and other miscellaneous related expenses. R&D expenses consist mainly of development expenses related to creating new applications for the web site. In the coming year, the operating expense structure is expected to change as a result of the discontinuation of the Company's direct sales operations. Wages and benefits, promotional, marketing, sales, travel and other miscellaneous office expenses related to direct selling were discontinued after March 1, 2000. However, the Company anticipates that the decrease in such expenses will be offset by increases in technology personnel and development costs related to improving the amateur sports Internet site. In addition, in order to execute the amateur sports Internet business, the Company anticipates significant expenditures in business development to create strategic alliances with third parties, and in developing a sales channel to the various amateur sports organizations throughout the United States.

         Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

RESULTS OF OPERATIONS

         Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2000 and 1999. The balances discussed below for the six months ending June 30, 2000 include both results from continuing operations and from operations that were discontinued during the period, as indicated in Note 10 of the footnotes to the consolidated financial statements.

         REVENUES. The Company generated no net revenues during the three month period ended June 30, 2000, as compared to $322,137 during the second quarter of 1999. For the six months ended June 30, 2000, net revenues were $41,188, a 91% decrease from $463,441 during the first six months of 1999. This decrease was due to the fact that the Company discontinued its direct selling operations effective March 1, 2000. Historically, all revenues generated by the Company had been through its direct selling operations. Therefore, no such revenues were recognized subsequent to March 1 during the first quarter of 2000. Future revenues are expected to be generated from the Company's amateur sports internet business, although the Company anticipates that such revenues will be minimal, if any, during the remainder of the year 2000.

         COST OF SALES. The Company had no Cost of Sales during the three month period ended June 30, 2000, as compared to $320,803 during the second quarter of 1999. For the six month period ended June 30, 2000, cost of sales were $34,136, a 92% decrease from $444,416 during the first six months of 1999. Such costs consisted primarily of commission payments to the direct sales distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force. The decrease from the prior year is directly related to the corresponding decrease in revenues and the discontinuation of the Company's direct selling business as of March 1, 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2000 were 1,724,666, a 231% increase from $521,322 during the second quarter of 1999. For the six months ended June 30, 2000, general and administrative expenses were $3,046,791, a 292% increase from $777,319 during the first six months of 1999. This increase was principally due to the recognition of $1,889,625 in expenses relating to issuances of warrants during the first six months of the year 2000. The company also realized significant increases in professional fees, contract labor, and rent and occupancy-related expense. The number of employees at the Company increased substantially throughout 1999, as the Company began to assemble a management team and added other personnel to support the Company's growth in its direct sales operations. Due to the discontinuation of the Company's direct selling operations, since March 1, 2000, the number of employees has declined sharply. Payroll expense and professional fees accounted for approximately $284,990 and $125,223, respectively, of this amount during the second quarter of 2000, as compared to $370, 920 and 49,556 during the second quarter of 1999. For the six months ended June 30, 2000, payroll expense and professional fees totaled approximately $741,550 and $215,294, respectively, of general and administrative expenses as compared to $623,771 and $59,603 during the first six months of 1999.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three month period ended June 30, 2000 were $248,306, a 21% decrease from $313,353 during the second quarter of 1999. Selling and marketing expenses for the six month period ended June 30, 2000 were $658,708, a 19% decrease from $814,702 during the first six months of 1999. This decrease was primarily attributable to the following: (1) The Company discontinued its direct selling operations as of March 1, 2000, which eliminated selling and marketing personnel and expenses related to this part of the business, (2) During the first six months of 1999 the Company incurred a one time selling & marketing charge of $114,000 to buy out certain royalty obligations related to the direct sales business, (3) the Company has attempted to curtail spending in this area given its current financial position. Much of the marketing expense during the first six months of 2000 is the amortization of non-cancelable marketing contracts that were entered into during 1999 for benefits provided through the first six months of the year 2000.

         PRODUCT DEVELOPMENT. Product research and development expenditures for the three month period ended June 30, 2000 were $79,264, a 174% increase from $28,945 during the second quarter of 1999. Research and development expenses were $193,681 during the six months ended June 30, 2000, as compared to $123,574 for the first six months of 1999, an increase of 57%. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         OTHER INCOME (EXPENSE). Net other expense totaled $60,494 for the six months ended June 30, 2000, compared to net expense of $3,097 for the six months ended June 30, 1999. This expense is comprised primarily of interest expenses related to balances on Company credit cards and short term loans. The increase in interest expense in the first six months of 2000 is due to interest accrued on various short term loans made to the Company during the period. Such loans did not exist during the first six months of the prior year.

         EXPENSES RELATING TO PRIVATE OFFERINGS. During the first six months of the year 2000, the Company issued 40,000 shares of Common Stock, 178,000 shares of Preferred Stock, warrants to acquire 1,268,500 shares of Common Stock at a weighted average exercise price of $1.99 per share, and convertible promissory notes of an aggregate principal amount of $540,000 in exchange for cash proceeds of $935,000 in a private placement of its debt and equity securities to seven accredited investors. In connection with these issuances, the Company incurred $34,500 in finder's fees and fundraising expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's primary source of liquidity consisted of $2,497 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with various local financial institutions. Since inception, SportsNuts.com has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2000 of $15,893,540 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 1999 and the six months ended June 30, 2000 was $9,925,682 and $3,952,622, respectively. The Company anticipates a substantial net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

         The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues from sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

         The Company believes that its capital requirements are insufficient for ongoing operations, with current cash reserves completely exhausted. Although efforts are presently underway to secure certain short term financing to enable the Company to meet its ongoing obligations, the Company requires considerable amounts of financing to make any significant advancements in its business strategy. There is no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be significantly dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

FORWARD LOOKING STATEMENTS

         When used in this report, the words, "believes," "plans," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved.

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

RISK FACTORS

         OPERATING RISKS

         POSSIBLE LIABILITY TO DISTRIBUTORS. In connection with the discontinuation of its direct sales operations, the Company may be subject to liability for sales of products and memberships to its independent distributors during the previous twelve months. State and/or federal laws governing direct selling may require the Company to refund all or part of the funds received from distributors for product and membership sales in the event of a termination of the distributor's independent sales agreement. If the Company were forced to refund monies to its distributors and repurchase product inventory or memberships, the Company's business, operating results, and financial condition would be materially adversely affected.

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

         GOVERNMENT REGULATION OF THE INTERNET. There are currently relatively few laws or regulations directly applicable to the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business or providing services through the Internet. Although transmissions from the Company's Web Site will likely continue to originate from the State of Utah, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, the Company's Affiliates, or customers purchasing products or services through the Web Site.

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

         CONCENTRATION OF VOTING POWER. According to the terms of a certain convertible promissory note sold and issued by the Company to Gardner Management Profit Sharing Plan and Trust ("Trust"), the Trust possesses voting rights with respect to a substantial majority of the voting shares of the Company. Consequently, the trustee of the Trust possesses the ability to unilaterally control the election of the

Company's Board of Directors. In addition, pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 66 2/3% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company. However, the Company cannot guarantee that certain persons now or in the future, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

         ANTI-TAKEOVER PROVISIONS. The Certificate of Incorporation of the Company contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 19,750,000 additional shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super- voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

         SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 934,918 shares of the Company's Common Stock outstanding on June 30, 2000, as of the filing date of this report on Form 10-QSB, 659,592 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock. Moreover, the Company is currently exploring the possible grant of options to new management and other key personnel, and the possible filing of an S- 8 registration statement with respect to the Company's stock option plans, the result of which could be the sale of a substantial number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

         POTENTIAL ISSUANCE OF ADDITIONAL COMMON AND PREFERRED STOCK. Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue up to 200,000,000 shares of Common Stock. To the extent of such authorization, the Board of Directors of the Company will have the ability, without seeking shareholder approval, to issue additional shares of Common Stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional Common Stock in the future may reduce the proportionate ownership and voting power of the Common Stock offered hereby. The Company is also authorized to issue up to 20,000,000 shares of Preferred Stock, the rights and preferences of which may be designated in series by the Board of Directors. To the extent of such authorization, such designations may be made without shareholder approval. The designation and issuance of series of Preferred Stock in the future would create additional securities which would have dividend and liquidation preferences over Common Stock.

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

         RISKS RELATED TO DIRECT SELLING OPERATIONS AND DISCONTINUANCE THEREOF

         POSSIBLE LIABILITY TO DISTRIBUTORS. In connection with the discontinuation of its direct selling operations, the Company may be subject to liability for sales of products and memberships to its independent distributors during the previous twelve months. State and/or federal laws governing direct selling may require the Company to refund all or part of the funds received from distributors for product sales in the event of a termination of the distributor's independent sales agreement. If the Company were forced to refund monies to its distributors and repurchase product inventory, the Company's business, operating results, and financial condition would be materially adversely affected.

         POTENTIAL NEGATIVE IMPACT OF DISTRIBUTOR ACTIONS. Although the Company has discontinued its direct sales operations, actions by certain distributors may still negatively impact the Company and its products and services. The publicity resulting from distributor activities such as inappropriate earnings claims and product representations by distributors can have a material adverse effect on the Company's future business or results of operations.

         GOVERNMENT REGULATION OF DIRECT SELLING ACTIVITIES. Direct selling activities are regulated by various governmental agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, that promise quick rewards for little or no effort, require high entry costs, use high pressure recruiting methods and/or do not involve legitimate products. As is the case with most companies which are involved in direct selling, the Company may receive inquiries from various government regulatory authorities regarding the nature of its business and other issues such as compliance with local business opportunity and securities laws. Although the Company has not received any such inquiry to date, there can be no assurance that the Company will not face such inquiries in the future which, either as a result of findings adverse to the Company or as a result of adverse publicity resulting from the instigation of such inquiries, could have a material adverse effect on the Company's business and results of operations. While the regulations governing direct selling are complex and vary from state to state, based on research conducted to date, the Company believes that its method of distribution was in compliance in all material respects with the laws and regulations relating to direct selling activities of the states in which the Company operated.

         GOVERNMENTAL REGULATION OF DIRECT SELLING IN GENERAL. The Company's direct sales system (now discontinued) was subject to or affected by extensive government regulation of marketing practices and federal and state regulation of the offer and sale of business franchises, business opportunities, and securities. In addition, the Internal Revenue Service and state taxing authorities in any of the states or U.S. territories where the Company has Distributors could classify the Distributors as employees of the Company (as opposed to independent contractors). Any assertion or determination that the Company's direct selling operations were not in compliance with government requirements could have a material adverse effect upon the Company's financial condition and results of operations.


                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On May 11, 2000, the Phoenix Suns Limited Partnership, a Delaware Limited Partnership, filed a claim against the Company in the Superior Court of Arizona, Maricopa County. The purpose of the claim was a judicial attempt to collect monies from the Company for advertising services rendered in the America West Arena in Phoenix, Arizona during the 1999-2000 basketball season. The claim seeks to recover $72,500, not including up to $5,000 in legal fees and costs.

ITEM 2. CHANGES IN SECURITIES

         REVERSE STOCK SPLIT

         On June 25, 2000, pursuant to a majority written consent of the shareholders of the Company, the Board of Directors approved and executed a 1-for-20 reverse split of all of the Company's outstanding shares of Common and Preferred Stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         Effective March 26, 2000, the Company sold and issued a promissory note to two accredited investors in exchange for $50,000 in cash proceeds. The Note is convertible into shares of Common Stock of the Company at a ratio of one share for each $1.00 of principal and interest outstanding under the Note at the time of conversion. The Company paid $5,000 in cash commissions in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

         Effective April 10, 2000 the Company sold and issued 50,000 shares of nonvoting convertible Preferred Stock, together with warrants to acquire 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to an accredited investor in exchange for $113,000 in cash proceeds. Each share of Preferred Stock is convertible into two shares of Common Stock. The Company paid $10,000 in cash commissions in connection wiith the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

         Effective May 1, 2000 the Company sold and issued 128,000 shares of nonvoting convertible Preferred Stock, together with warrants to acquire 725,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to two accredited investors in exchange for $282,000 in cash proceeds. Each share of Preferred Stock is convertible into two shares of Common Stock. The Company is obligated to pay cash commissions of $5,000 in connection with these transactions. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

         Effective May 2, 2000, the Company sold and issued 15,000 shares of its Common Stock to an accredited investor in satisfaction of an obligation to such accredited investor for consulting services provided to the Company. No commissions were paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

         Beginning in April, 1999 and continuing throughout 1999 until the end of the second quarter, 2000, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 123,313 shares of its Common Stock pursuant to the Company's 1999 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of May 1, 2000, the Company is in default with respect to the Note. As of August 1, 2000, the principal amount of the Note, together with interest as accrued, is convertible into approximately 4,859,014 shares of common stock. The Convertible Promissory Note and Security Agreement have been filed as an exhibit to the Company's 1999 annual report on form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual stockholders meeting on June 2, 2000, in Sandy, Utah. In connection with the meeting, proxies were solicited by the Company pursuant to Regulation 14A of the Securities Exchange Act of 1934. The matters submitted to a vote of security holders were: (i) the election of directors, (ii) approval of auditors, and (iii) approval of a restatement of the Company's Certificate of Incorporation providing for an increase in the number of authorized shares and a 1-for-20 reverse split of all outstanding shares of capital stock. A quorum was not present at the meeting in person or by proxy, and therefore no action with respect to the aforementioned matters could be taken at that time.

         Subsequent to the annual meeting of shareholders, the shareholders, by majority written consent, elected the following individuals to serve as members of the Company's Board of Directors for the stated terms:

            Name                          Expiration of Term
            -------------------           ------------------
            Kenneth Denos                       2001
            Pierre Boivin                       2001

         In addition to the election of directors, the shareholders, by majority written consent, approved a restatement of the Company's Certificate of Incorporation providing for an increase in the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 shares, an increase in the number of authorized shares of Preferred Stock from 5,000,000 to 20,000,000 shares, and a 1-for-20 reverse split of all outstanding shares of capital stock. The Company has filed its Restated Certificate of Incorporation as an Exhibit to this Form 10-QSB.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS


            NUMBER             EXHIBITS
            ------             --------
            3.1                Amended and Restated Certificate of Incorporation of SportsNuts.com
                               International, Inc., a Delaware corporation.

            3.2                Amended and Restated Bylaws of SportsNuts.com International, Inc., a
                               Delaware corporation. (1)

            10.1               Convertible Promissory Note and Security Agreement among Gardner
                               Management Profit Sharing Plan and Trust, SportsNuts.com, Inc.,
                               Sportzz.com, Inc., and the Company, including amendments, dated February
                               1, 2000. (2)

            10.2               Convertible Promissory Note and Security Agreement among Moore, Clayton
                               & Co., SportsNuts.com, Inc., and the Company, dated February 4, 2000. (3)

            10.3               Convertible Promissory Note and Security Agreement among George Napier,
                               SportsNuts.com, Inc., and the Company, dated March 10, 2000. (4)
            10.4
                               Convertible Promissory Note and Warrant granted to John Schmitz and Stanley
                               Aber, dated March 27, 2000. (5)
            10.5               Financial Consulting Agreement, dated March 23, 2000, between Moore,
                               Clayton & Co. and SportsNuts.com International, Inc.

            10.6               Employment Agreement with Kenneth Denos dated November 16, 1998.(6)

            10.11              SportsNuts.com International, Inc. 1999 Stock Option Plan (7)

            21.1               Subsidiaries of the Registrant. (8)

            27.1               Financial Data Schedule

------------
         (1) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (2) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (4) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2000.

         (6) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

         (7) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999/

         (8) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPORTSNUTS.COM INTERNATIONAL, INC.


Date: August 17, 2000                   By   /s/ Kenneth I. Denos
                                          --------------------------------------
                                             Kenneth I. Denos
                                             Chief Financial Officer

Exhibit Index

            NUMBER             EXHIBITS
            ------             --------
            3.1                Amended and Restated Certificate of Incorporation of SportsNuts.com
                               International, Inc., a Delaware corporation.

            3.2                Amended and Restated Bylaws of SportsNuts.com International, Inc., a
                               Delaware corporation. (1)

            10.1               Convertible Promissory Note and Security Agreement among Gardner
                               Management Profit Sharing Plan and Trust, SportsNuts.com, Inc.,
                               Sportzz.com, Inc., and the Company, including amendments, dated February
                               1, 2000. (2)

            10.2               Convertible Promissory Note and Security Agreement among Moore, Clayton
                               & Co., SportsNuts.com, Inc., and the Company, dated February 4, 2000. (3)

            10.3               Convertible Promissory Note and Security Agreement among George Napier,
                               SportsNuts.com, Inc., and the Company, dated March 10, 2000. (4)
            10.4
                               Convertible Promissory Note and Warrant granted to John Schmitz and Stanley
                               Aber, dated March 27, 2000. (5)
            10.5               Financial Consulting Agreement, dated March 23, 2000, between Moore,
                               Clayton & Co. and SportsNuts.com International, Inc.

            10.6               Employment Agreement with Kenneth Denos dated November 16, 1998.(6)

            10.11              SportsNuts.com International, Inc. 1999 Stock Option Plan (7)

            21.1               Subsidiaries of the Registrant. (8)

            27.1               Financial Data Schedule

------------
         (1) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (2) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (4) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

         (5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2000.

         (6) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

         (7) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999/

         (8) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.