Form 10QSB
period 2000-09-30
SPORTSNUTS COM INTERNATIONAL INC
filed 2000-11-09
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000


             For the transition period from ________ to ___________
                       Commission file number: 333-14477

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                87-0561426
     --------                                                ----------
     (State or other jurisdiction of                         (IRS Employer
      incorporation or organization)                         Identification No.)

     The Towers at South Towne II, Suite 550,
     10421 South 400 West,
     Salt Lake City, Utah                                    84095
     --------------------                                    -----------
Address of principal executive offices)                      Zip Code

                           Issuer's telephone number
----------------------------------------------------------------------------
(Former name or former address and former fiscal year, if changed since last report.)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13,or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2000, the Company had outstanding 2,607,301 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2000.

ITEM 1.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



                                    CONTENTS

Consolidated Balance Sheets................................................. 2

Consolidated Statements of Operations....................................... 4

Consolidated Statements of Stockholders' Equity (Deficit)................... 6

Consolidated Statements of Cash Flows....................................... 7

Notes to the Consolidated Financial Statements.............................. 9

                                        1

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                               ASSETS
                               ------

                                                                             September 30,       December 31,
                                                                                  2000              1999
                                                                           ------------------  -----------------
                                                                           (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           71,138  $         148,647
   Accounts receivable, net (Note 1)                                                   22,839             15,523
   Inventory, net (Notes 1 and 2)                                                      12,213             23,936
   Prepaid expenses                                                                    56,336             53,067
                                                                           ------------------  -----------------

     Total Current Assets                                                             162,526            241,173
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  518,789            564,018
   Computer software                                                                  721,809            667,854
   Furniture and office equipment                                                     226,520            236,844
   Less - accumulated depreciation                                                   (546,413)          (244,907)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     920,705          1,223,809
                                                                           ------------------  -----------------

OTHER ASSETS

   Restricted cash                                                                        -              110,000
                                                                           ------------------  -----------------

     Total Other Assets                                                                   -              110,000
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        1,083,231  $       1,574,982
                                                                           ==================  =================

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                                September 30,      December 31,
                                                                                  2000               1999
                                                                           ------------------   ----------------
                                                                                  (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $        1,253,364  $         766,214
   Accrued expenses                                                                   393,633            228,865
   Notes payable, current portion (Note 4)                                            115,000             -
   Notes payable, related parties (Note 3)                                            517,000             25,000
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,278,997          1,020,079
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 2,607,301 and 894,918 shares issued
    and outstanding, respectively                                                       5,215              1,790
   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 and 0 shares issued and
    outstanding, respectively                                                             356              -
   Additional paid-in capital                                                      15,486,741         12,494,031
   Accumulated deficit prior to the development stage                             (13,136,034)       (11,940,918)
   Accumulated deficit since the inception of the
    development stage                                                              (3,552,044)            -
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,195,766)           554,903
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $        1,083,231  $       1,574,982
                                                                           ==================  =================


                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the Three Months Ended
                                                                     September 30,
                                                       --------------------------------------
                                                              2000                1999
                                                       ------------------  ------------------
NET SALES                                              $           -       $           -
                                                       ------------------  ------------------

EXPENSES

   General and administrative                                     484,698             486,145
   Selling and marketing                                          199,718             240,620
   Research and development                                        61,925              66,254
                                                       ------------------  ------------------

     Total Expenses                                               746,341             793,019
                                                       ------------------  ------------------

LOSS FROM OPERATIONS                                             (746,341)           (793,019)
                                                       ------------------  ------------------

OTHER INCOME (EXPENSES)

   Interest expense                                               (36,453)               (63)
   Interest income                                                 -                  13,889
   Other income                                                        50              -
   Gain on forgiveness of debt                                      4,040              -
   Loss on sale of assets                                         (15,834)             -
                                                       -------------------  -----------------

     Total Other Income (Expenses)                                (48,197)            13,826
                                                       -------------------  -----------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                             (794,538)          (779,193)

INCOME TAX EXPENSE                                                 -                   -
                                                       ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                  (794,538)          (779,193)

LOSS FROM DISCONTINUED
OPERATIONS                                                         -              (1,604,525)
                                                       ------------------  ------------------

NET LOSS                                               $         (794,538) $      (2,383,718)
                                                       ==================  =================

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                     $           (0.44)  $           (0.91)
   Loss from discontinued operations                                0.00               (1.87)
                                                       ------------------  ------------------
     Basic Loss Per Share                              $           (0.44)  $           (2.78)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                             1,794,234             857,271
                                                       ==================  ==================

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                                       From
                                                                                                Inception of the
                                                                                                    Development
                                                                                                    Stage on
                                                                                                   March 1, 2000
                                                               For the Nine Months Ended              Through
                                                                   September 30,                   September 30,
                                                       --------------------------------------
                                                              2000                1999                 2000
                                                       ------------------  ------------------  -----------------
NET SALES                                              $           -       $           -       $          -
                                                       ------------------  ------------------  -----------------

EXPENSES
   General and administrative                                   3,256,516            486,335           2,766,278
   Selling and marketing                                          629,493            240,620             510,015
   Research and development                                       205,185             66,254             165,648
                                                       ------------------  -----------------    ----------------

     Total Expenses                                             4,091,194            793,209           3,441,941
                                                       ------------------  ------------------   ----------------

LOSS FROM OPERATIONS                                           (4,091,194)          (793,209)         (3,441,941)
                                                       ------------------  ------------------   ----------------

OTHER INCOME (EXPENSES)
   Interest expense                                               (76,834)               (63)            (76,577)
   Interest income                                                  2,267             13,889               1,296
   Other income                                                     3,175                 -                3,175
   Gain on forgiveness of debt                                      4,040                 -                4,040
   Loss on sale of assets                                         (42,037)                -              (42,037)
                                                       --------------------------------------   ----------------

     Total Other Income (Expenses)                               (109,389)            13,826            (110,103)
                                                       ------------------  ------------------   ----------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                           (4,200,583)          (779,383)         (3,552,044)

INCOME TAX EXPENSE                                                 -                   -                  -
                                                       ------------------  ------------------   ----------------

LOSS FROM CONTINUING OPERATIONS                                (4,200,583)          (779,383)         (3,552,044)

LOSS FROM DISCONTINUED
OPERATIONS (Note 10)                                             (546,577)                            (3,237,198)
                                                       -------------------  -----------------   ----------------

NET LOSS                                               $       (4,747,160) $      (4,016,581)   $     (3,552,044)
                                                       ==================  =================    ================

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                     $            (3.45) $           (1.14)
   Loss from discontinued operations                                (0.45)             (4.72)
                                                       ------------------  -----------------
     Basic Loss Per Share                              $            (3.90) $           (5.86)
                                                       ==================  =================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                             1,216,769             685,933
                                                       ==================  ==================

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                         (A Development Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Preferred  Stock               Common Stock                   Additional
                                                       --------------------           --------------------            Paid-In
                                                       Shares         Amount          Shares         Amount           Capital
                                                       ------        --------         -------        ------          ------------
Balance, December 31, 1998                                  -        $      -         382,563        $  765          $  1,651,646

Recapitalization (Note 1)                                   -               -         122,086           245             1,549,253

Issuance of common stock for cash                           -               -         248,912           498             5,610,218
(net of issuance costs of $501,274)

Issuance of common stock for                                -               -          26,550            53               621,697
fundraising services (Note 5)

Stock offering costs                                        -               -               -             -              (621,750)

Issuance of common stock for                                -               -          47,244            94             3,749,906
purchase of Sportzz.com

Issuance of common stock for                                -               -          67,563           135             1,026,829
exercise of warrants issued for
fundraising services (Note 5)

Stock offering costs                                        -               -               -             -            (1,026,964)

Receipt of cash for subscription                            -               -               -             -                     -
receivable

Minority interest in subsidiary                             -               -               -             -               (66,804)
(Note 1)

Net loss for the year ended                                 -               -               -             -                     -
Decenber 31, 1999                                    ---------       --------         -------       -------           -----------

Balance, December 31, 1999                                  -               -         894,918         1,790            12,494,031

Issuance of common stock for cash                           -               -         927,383         1,855               458,146
(net of issuance costs of $15,000)
(unaudited)

Warrants issued below market value                          -               -               -             -             1,954,209
(unaudited)

Preferred shares issued for cash                      178,000             356               -             -               394,644
(unaudited)

Stock offering costs (unaudited)                            -               -               -             -               (19,500)

Shares issued for services (unaudited)                      -               -         285,000           570               164,440

Shares issued for debt payment                              -               -         500,000         1,000                40,771
(unaudited)

Net loss for nine months ended                              -               -               -             -                     -
September 30, 2000 (unaudited)                        -------          ------       ---------       -------          ------------

Balance, September 30, 2000                           178,000          $  356       2,607,301       $ 5,215          $ 15,486,741
(unaudited)                                           =======          ======       =========       =======          ============

                                                     Accumulated        Subscription      Minority            Total Stockholder's
                                                       Deficit           Receivable       Interest              Equity (Deficit)
                                                       -------           ----------       --------              ----------------
Balance, December 31, 1998                         $(2,015,236)        $  (85,000)        $     -                   $ (447,825)

Recapitalization (Note 1)                                    -                  -               -                    1,549,498

Issuance of common stock for                                 -                  -               -                    5,610,716
cash (net of issuance costs of
$501,274)

Issuance of common stock for                                 -                  -               -                      621,750
fundraising services (Note 5)

Stock offering costs                                         -                  -               -                     (621,750)

Issuance of common stock for                                 -                  -               -                    3,750,000
purchase of Sportzz.com

Issuance of common stock for                                 -                  -               -                    1,026,964
exercise of warrants issued
for fundraising services
Note 5)

Stock offering costs                                         -                  -               -                   (1,026,964)

Receipt of cash for                                          -             85,000               -                       85,000
subscription receivable

Minority interest in                                         -                  -          66,804                            -
subsidiary (Note 1)

Net loss for the year ended
December 31, 1999                                   (9,925,682)                 -         (66,804)                  (9,992,486)
                                                   -----------         ----------         -------                   ----------

Balance, December 31, 1999                         (11,940,918)                 -               -                      554,903

Issuance of common stock for                                 -                  -               -                      460,001
cash (net of issuance costs of
$15,000) (unaudited)

Warrants issued below market                                 -                  -               -                    1,954,209
value (unaudited)

Preferred shares issued for                                  -                  -               -                      395,000
cash (unaudited)

Stock offering costs                                         -                  -               -                      (19,500)
(unaudited)

Shares issued for services                                   -                  -               -                      165,010
(unaudited)

Shares issued for debt payment                               -                  -               -                       41,771
(unaudited)

Net loss for nine months ended
September 30, 2000 (unaudited)                      (4,747,160)                 -               -                   (4,747,160)
                                                   -----------         ----------         -------                  -----------
Balance, September 30, 2000                       $(16,688,078)       $  -                $     -               $   (1,195,766)
(unaudited)                                       ============        ===========         =======               ==============

                 SPORTSNUTS.COM INTERNATIONAL, INC.
                   (A Development Stage Company)
               Consolidated Statements of Cash Flows
                             (Unaudited)

                                                                                                              From
                                                                                                          Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                            March 1, 2000
                                                                For the Nine Months Ended                     Through
                                                                        September 30,                      September 30,
                                                                -------------------------------------
                                                                       2000               1999                2000
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $       (4,747,160) $      (4,016,581)  $      (3,552,044)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation                                                          349,940            192,343             272,185
     Amortization of intangible assets                                                        146,500
     Common stock issued for services and
       marketing expenses                                                  165,010            114,000             165,010
     Warrants issued below market value                                  1,954,209             -                1,672,084
     Deferred income taxes                                                  -                  (1,258)             -
     Minority interest                                                      -                 (66,804)
     Loss on sale of fixed assets                                           42,037                                 42,037
     Gain on forgiveness of debt                                            (4,040)            -                   (4,040)
  Changes in operating assets and liabilities:
     Accounts receivable                                                    (7,316)           (22,831)             (1,247)
     Inventory                                                              11,723            (19,149)              9,243
     Restricted cash                                                       110,000             -                  110,000
     Other current assets                                                   (3,269)             1,908              82,070
     Accounts payable                                                      498,816            (11,083)            114,074
     Accrued expenses                                                      166,539             65,745             184,279
                                                                ------------------  ------------------  -----------------

       Net Cash Used in Operating Activities                            (1,463,511)        (3,617,210)           (906,349)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                       43,318                  -              43,318
   Purchases of property and equipment                                    (139,817)        (1,042,333)            (36,014)
   Purchase of subsidiary                                                   -                (100,000)                  -
                                                                ------------------  -----------------   -----------------

       Net Cash Provided (Used) in Investing Activities                   (96,499)        (1,142,333)            ( 7,304)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in cash overdraft                                               -                 (47,683)             -
   Proceeds from issuance of notes payable                                 709,500             -                  264,500
   Proceeds from issuance of common stock                                  475,001          7,130,840             225,001
   Proceeds from issuance of preferred stock                               395,000             -                  395,000
   Stock offering costs                                                    (34,500)            -                  (19,500)
   Payments on stock subscription receivable                                -                  85,000              -
   Principal payments of notes payable                                     (62,500)          (301,618)            (12,500)
                                                                ------------------  -----------------   -----------------

       Net Cash Provided by Financing Activities                $        1,482,501  $       6,866,539   $         852,501
                                                                ------------------  -----------------   -----------------

                     SPORTSNUTS.COM INTERNATIONAL, INC.
                       (A Development Stage Company)
             Consolidated Statements of Cash Flows (Continued)
                                (Unaudited)

                                                                                                               From
                                                                                                         Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                            March 1, 2000
                                                                For the Nine Months Ended                      Through
                                                                       September 30,                         September 30,
                                                                -------------------------------------
                                                                       2000               1999                 2000
                                                                ------------------  -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               $          (77,509) $       2,106,996   $         (46,544)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                       148,647             -                  117,682
                                                                ------------------  -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                      $           71,138  $       2,106,996   $          71,138
                                                                ==================  =================   =================


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                                     $            2,821  $         4,361     $           2,821
   Income taxes                                                 $           -       $          -        $           -

Non-cash financing activiites:

   Common stock issued for services and marketing expenses      $          165,010  $       114,000     $         165,010
   Common stock issued to convert notes payable and interest    $           41,771  $           -       $          41,771
   Equipment exchanged for reduction of accounts payable        $            7,626  $           -       $           7,626

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

              On April 6, 1999, the Company acquired (the "Reorganization") approximately eighty-one percent (81%) of the outstanding capital stock of SportsNuts.com, Inc. ("SportsNuts") a privately held company. As a result of the Reorganization, the Company recorded a minority interest of $66,804 in SportsNuts. The Reorganiza-tion was accounted for as a reverse merger into a non-operating public company, wherein SportsNuts was treated as the accounting acquirer. In conjunction with the Reorganization, the Company changed its name from Durwood, Inc. to SportsNuts.com Interna-tional, Inc.

              In  connection  with the  reorganization,  the Company  effected a
              2.213 for 1 forward stock split (the "forward Split") of all then currently outstanding shares of its common stock (the "Common Stock"). All references to common stock have been retroactively restated. The Forward Split resulted in an increase in the outstanding shares of the Company's Common Stock from 55,175 to 122,086 shares. As part of the Reorganization, the Company issued 382,563 shares of Common Stock to the Participating Shareholders of SportsNuts in exchange for their collective 584,150 shares of SportsNuts common stock. Each participating Shareholder of
              SportsNuts received 0.654904748 shares of the Company's Common Stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts, warrants for the purchase of 167,656 shares of the Company's Common Stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's Common Stock in exchange for each share of SportsNuts common stock they were entitled to purchase pursuant to their SportsNuts warrants. In the future, the Company may issue up to an additional 138,111 shares of Common Stock to acquire the remaining 210,887 shares of Common Stock of SportsNuts that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization.

              On June 25, 2000, the Company effected a 1-for-20 reverse split of all outstanding shares of Common and Preferred Stock, and amended and restated its Certificate of Incorporation to restate its par value at $0.002 per Common and Preferred share. All references to shares outstanding have been retroactively restated.

              SportsNuts was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the sales and distribution of sporting goods and health/nutritional products, using the Internet, through a direct sales distribution strategy. The strategy also included creating a personalized sports community offering a comprehensive bundle of sports, outdoors and fitness-related products,

                            SPORTSNUTS.COM INTERNATIONAL, INC.
                             (A Development Stage Company)
                     Notes to the Consolidated Financial Statements


              services and information in a club environment on its web site. The direct sales distributor force sold club memberships with access to these products and services on the Web Site. This business strategy had continued since its inception and subsequent to the

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Reorganization until March 1, 2000, when the Company determined to discontinue its direct sales operations (see Note 10).

              a. Organization and Description of Business (Continued)

              On July 28, 1999, the Company issued 47,244 shares of its common stock valued at $79.40 per share to certain shareholders of Sportzz.com, Inc. (Sportzz) in exchange for all of the issued and outstanding shares of Sportzz common stock. In addition, cash consideration of $100,000 was paid as part of the acquisition.
              The acquisition was accounted for as a purchase per APB No. 16. The Company recorded an impairment of goodwill of $3,474,035 because the estimated future cash flows from the acquisition cannot be readily determined.

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

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the nine months ended September 30, 2000 and 1999 was $349,940 and $192,343, respectively.

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $22,032 at September 30, 2000 and $32,327 at December 31, 1999.

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

              j. Basic Loss Per Share

                                                                      For the Nine Months Ended
                                                                         September 30,
                                                                         ---------------------------------------
                                                                             2000                  1999
                                                                         -----------------     -----------------
              Basic loss per share from continuing operations:                 (Unaudited)           (Unaudited)

                     Loss (numerator)                                    $       4,200,583     $         779,383
                     Shares (denominator)                                        1,216,769               685,933
                     Per share amount                                    $           (3.45)    $           (1.14)

              Basic loss per share from discontinued operations:

                     Loss (numerator)                                    $         546,577     $       3,237,198
                     Shares (denominator)                                        1,216,769               685,933
                     Per share amount                                    $           (0.45)    $           (4.72)

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

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued))

              k. Provision for Taxes

              At September 30, 2000, the Company has net operating loss carryforwards of approximately $16,600,000 which will expire in 2012 through 2019. No tax benefit has been reported in the financial statements because future earnings against which to offset the loss carryforwards are not assured.

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

NOTE 2 -      INVENTORY

              Inventory consisted of the following:

                                                                         September 30,           December 31,
                                                                              2000                  1999
                                                                         -----------------     -----------------
                                                                         (Unaudited)

                     Finished goods                                      $          16,283     $          95,742
                     Reserve for obsolete inventory                                 (4,070)              (71,806)
                                                                         -----------------     -----------------

                              Total                                      $          12,213     $          23,936
                                                                         =================     =================

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 3 - NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                   September 30,           December 31,
                                                                                       2000                  1999
                                                                                   -----------------     --------------
                                                                                   (Unaudited)
              Note payable to an individual, unsecured,
               interest at 10%, principal and interest due
               January 2000.                                                       $          -          $      25,000

              Note payable to a shareholder,  secured by tangible and intangible assets of the Company,  interest at 16%,  principal  and interest due April 1, 2000. As of August 1, 2000, the Principal  amount of the Note is convertible into 4,500,000
              shares of common stock of the Company.                                        450,000                -

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               1, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                   20,000                -

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                   20,000                -

              Notes payable to related individuals, unsecured,
               non-interest bearing, due on demand.                                          27,000                -
                                                                                                                   -
                                                                                   ----------------      -----------------

                     Total notes payable - related parties                                  517,000                25,000

                     Less: current portion                                                 (517,000)              (25,000)
                                                                                   ----------------      ----------------

                     Long-term notes payable                                       $          -          $          -
                                                                                   ================      ================

                                       15

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


NOTE 3 -      NOTES PAYABLE - RELATED PARTIES (Continued)

              Maturities of notes payable - related parties are as follows:

                           Year Ending
                          September 30,                                                         Amount
                     -------------------------------                                           ---------
                               2001                                                           $517,000
                                                                                              ----------

                                Total                                                         $517,000
                                                                                              ==========

NOTE 4 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                  September 30,          December 31,
                                                                                      2000                 1999
                                                                                  -----------------     ----------------
                                                                                  (Unaudited)
              Note  payable  to  an  individual,  unsecured,  interest  at  10%, principal  and interest due June 26,  2000.  Note is  convertible into common stock of the Company at $1.00
               per share.                                                         $  50,000             $        -

              Note  payable  to  an  individual,  unsecured,  interest  at  18%, principal and interest due August 15, 2001.  Note is  convertible into common stock of the Company at $0.25
               per share.                                                         $  50,000             $        -

              Note payable to an individual, unsecured,
               interest at 16%, due on demand.                                    $  15,000             $        -
                                                                                  ----------            -----------

                     Total notes payable                                            115,000                      -

                     Less: current portion                                         (115,000)                     -
                                                                                  ---------             -----------

                     Long-term notes payable                                      $       -             $        -
                                                                                  =========             ===========

              Maturities of notes payable are as follows:

                            Year Ending
                           September 30,                                                        Amount
                     ------------------------------                                            ---------
                                  2001                                                         $ 115,000
                                                                                               ---------
                                 Total                                                         $ 115,000
                                                                                               =========

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

NOTE 5 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

              Effective July 15, 2000, the Company issued 50,000 shares of common stock in satisfaction of obligations for consulting services received by the Company. No commissions were paid in connection with the transaction

              Effective July 15, 2000, the Company issued 200,000 shares of common stock in satisfaction of an obligation for consulting services received by the Company. No commissions were paid in connection with the transaction.

              Effective August 15 through September 28, 2000, the Company sold and issued 1,402,382 shares of its Common Stock to seven accredited investors. No commissions were paid in connection with these transactions.

              Effective September 1, 2000, the Company issued 20,000 shares of common stock in satisfaction of an obligation for consulting services received by the Company. No commissions were paid in connection with the transaction.


NOTE 6 -      OUTSTANDING STOCK OPTIONS AND WARRANTS

              During the nine months ended September 30, 2000, the Company issued options to acquire 2,245,000 shares of common stock. At September 30, 2000, the total number of options outstanding was 2,290,000 at a weighted average exercise price of $0.89 per share. The total number of fully-vested options as of September 30, 2000 was 584,000. All other options vest ratably over a two or three-year period from the date of grant. All options expire five
              (5) years from the date of grant.

              During the nine months ended September 30, 2000, the Company issued warrants to acquire 1,225,167 shares of common stock. Of this total, 1,040,000 warrants were issued at an exercise price of $2.00 per share, 18,500 warrants were issued at an exercise price of $1.00 per share, and 166,667 were issued at an exercise price of $0.75 per share. The difference between the market value of the stock and the exercise price of these warrants at the date of grant was booked as an expense during the quarter. At September 30, 2000, the Company had 1,291,027 outstanding warrants to purchase common stock at a weighted average exercise

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


              price of $2.64 per share. Warrants issued through the nine months ending September 30, 2000 have been issued as commissions for fundraising or as incentives to purchase stock. As a result, any difference between the market value and the exercise price on the grant date has been classified as stock issuance costs. All warrants expire between 2-5 years from the date of grant.

NOTE 7 - OPERATING LEASES

              During the year 2000, the Company leased four (4) different office and warehouse facilities under non-cancelable operating leases expiring in 2000 and 2004. Rental expense for the nine months ended September 30, 2000 and 1999 was $95,174 and $95,616, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $6,045 and $9,794 for the nine months ended September 30, 2000 and 1999, respectively.

              Future minimum lease payments, by year and in the aggregate, under the non- cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                               Amount
              ------------                              --------
              2000                                      $182,371
              2001                                       179,069
              2002                                       179,802
              2003                                       176,783
              2004                                        59,771
              2005 and thereafter                              -
                                                        --------

                   Total minimum lease payments         $777,796
                                                        ========

NOTE 8 - GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2000 of approximately $16,600,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

              The net loss for the years ended December 31, 1999 and 1998 was $9,925,682 and $1,598,540, respectively. The net loss for the nine months ended September 30, 2000 was $4,747,160. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements


              stock. The Company anticipates another net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

              The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors,

NOTE 8 - GOING CONCERN (Continued)

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

              Effective July 15, 2000, the Company entered into a one-year consulting agreement with Eslie Barlow, a principal shareholder of the Company, to receive strategic consulting and advisory services. The Company issued 200,000 shares of common stock to Mr. Barlow in connection with this Agreement.




NOTE 10 - DISCONTINUED OPERATIONS

              Effective March 1, 2000, the Company elected to discontinue its direct sales operations and concentrate solely on building an Internet portal to the amateur sports market. The following is a summary of the loss from discontinued operations resulting from the elimination of the direct sales segment of the Company. The financial statements have been retroactively restated to reflect this event.

                                                                           For the Nine Months Ended
                                                                                   September 30,
                                                                         ---------------------------------
                                                                              2000                1999
                                                                         -----------           -----------
                                                                         (Unaudited)           (Unaudited)
              NET SALES                                                  $ 41,188              $1,023,471
                                                                         --------              ----------

              OPERATING EXPENSES

                Cost of sales                                              34,136              1,163,029
                General and administrative                                277,990              1,460,153
                Selling and marketing                                     225,932              1,488,458
                Research and development                                   50,421                241,186
                                                                         --------             ----------

                   Total Operating Expenses                               588,479              4,352,826
                                                                          -------             ----------

              LOSS FROM OPERATIONS                                       (547,291)           (3,329,355)
                                                                        ---------            ----------

              OTHER INCOME (EXPENSES)

                Interest expense                                             (257)               (4,423)
                Interest income                                               971                29,776
                                                                        ---------            ----------

                  Total Other Income (Expense)                                714                25,353
                                                                        ---------            ----------

              LOSS BEFORE INCOME TAX (EXPENSE)                           (546,577)           (3,304,002)

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements

              INCOME TAX (EXPENSE)                                                -                  -
                                                                         ----------          ---------

              Minority interest                                                   -            66,804
                                                                         ----------          ---------

              LOSS FROM DISCONTINUED OPERATIONS                          $   (546,577)    $   3,237,198)
                                                                         ============     =============

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

Overview

         Historically, SportsNuts.com had been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and direct sales in an effort to build a targeted online customer base of sports enthusiasts. Through March 1, 2000, the Company derived revenues principally from four sources: (i) proceeds from enrollments of distributors and their customers, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services.
Virtually all of the revenues generated through February 29, 2000 have been through the Company's direct selling operations. Effective March 1, 2000, with the discontinuation of its direct selling operations, the Company began focusing exclusively upon building an Internet portal to the amateur sports market. In connection with this change in focus, the Company anticipates generating future revenues primarily from the following four sources (i) online registration/administration service fees, (ii) amateur sports organization fundraising and sponsorships, (iii) website advertising, and (iv) e-commerce commissions. Therefore, future sources of revenue are expected to be substantially different from those realized through the end of February, 2000. The ability to generate revenues during the year 2000 and beyond depends substantially upon the Company's ability to attract users and traffic to its web site which, in turn, may encourage the use of online registration, fundraising, sponsorships, advertising and e-commerce. The Company's ability to attract such traffic requires significant systems development, marketing and personnel costs, which requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

         General and administrative expenses had been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses;
direct selling sales team incentives; travel and other miscellaneous related expenses. R&D expenses consist mainly of development expenses related to creating new applications for the web site. In the coming year, the operating expense structure is expected to change as a result of the discontinuation of the Company's direct sales operations. Wages and benefits, promotional, marketing, sales, travel and other miscellaneous office expenses related to direct selling were discontinued after March 1, 2000. However, the Company anticipates that the decrease in such expenses will be offset by increases in technology personnel and development costs related to improving the amateur sports Internet site. In addition, in order to execute the amateur sports Internet business, the Company anticipates significant expenditures in business development to create strategic alliances with third parties, and in developing a sales channel to the various amateur sports organizations throughout the United States.

         Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 2000, and 1999. The balances discussed below for the nine months ending September 30, 2000 include both results from continuing operations and from operations that were discontinued during the period, as indicated in Note 10 of the footnotes to the consolidated financial statements.

         Revenues. The Company generated no net revenues during the three month period ended September 30, 2000, as compared to $560,030 during the third quarter of 1999. For the nine months ended September 30, 2000, net revenues were $41,188, a 96% decrease from $1,023,471 during the first nine months of 1999. This decrease was due to the fact that the Company discontinued its direct selling operations effective March 1, 2000. Historically, all revenues generated by the Company had been through its direct selling operations. Therefore, no such revenues were recognized subsequent to March 1 during the first quarter of 2000. Future revenues are expected to be generated from the Company's amateur sports internet business, although the Company anticipates that such revenues will be minimal, if any, during the remainder of the year 2000.

         Cost of Sales. The Company had no Cost of Sales during the three month period ended September 30, 2000, as compared to $718,613 during the third quarter of 1999. For the nine month period ended September 30, 2000, cost of sales were $34,136, a 97% decrease from $1,163,029 during the first nine months of 1999. Such costs consisted primarily of commission payments to the direct sales distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force. The decrease from the prior year is directly related to the corresponding decrease in revenues and the discontinuation of the Company's direct selling business as of March 1, 2000.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2000 were $484,698, a 59% decrease from $1,169,517 during the third quarter of 1999. For the nine months ended September 30, 2000, general and administrative expenses were $3,534,506, a 81% increase from $1,954,506 during the first nine months of 1999. This increase was principally due to the recognition of $1,954,209 in expenses relating to issuances of warrants during the first nine months of the year 2000. The company also realized significant increases in professional fees, contract labor, and rent and occupancy-related expense. The number of employees at the Company increased substantially throughout 1999, as the Company began to assemble a management team and added other personnel to support the Company's growth in its direct sales operations. Due to the discontinuation of the Company's direct selling operations, since March 1, 2000, the number of employees has declined sharply. Payroll expenses and professional fees accounted for approximately $204,553 and $145,260, respectively, of this amount during the third quarter of 2000, as compared to $618,499 and $257,485 during the third quarter of 1999. For the nine months ended September 30, 2000, payroll expense and professional fees totaled approximately $703,711 and $328,952, respectively, of general and administrative expenses as compared to $1,242,270 and $316,965 during the first nine months of 1999.

         Selling and Marketing Expenses. Selling and marketing expenses for the three month period ended September 30, 2000 were $199,718, a 78% decrease from $924,418 during the third quarter of 1999. Selling and marketing expenses for the nine month period ended September 30, 2000 were $855,425, a 51% decrease from $1,732,075 during the first nine months of 1999. This decrease was primarily attributable to the following: (1) The Company discontinued its direct selling operations as of March 1, 2000, which eliminated selling and marketing personnel and expenses related to this part of the business, (2) During the first nine months of 1999 the Company incurred a one time selling & marketing charge of $114,000 to buy out certain royalty obligations related to the direct sales business, (3) the Company has attempted to curtail spending in this area given its current financial position. Much of the marketing expense during the first nine months of 2000 is the amortization of non-cancelable marketing contracts that were entered into during 1999 for benefits provided through the first nine months of the year 2000.

         Product Development. Product research and development expenditures for the three month period ended September 30, 2000 were $61,925, a 64% decrease from $171,789 during the third quarter of 1999. Research and development expenses were $255,606 during the nine months ended September 30, 2000, as compared to $296,426 for the first nine months of 1999, a decrease of 14%. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). Net other expense totaled $108,675 for the nine months ended September 30, 2000, compared to net other income of $39,180 for the nine months ended September 30, 1999. This expense is comprised primarily of interest expenses related to balances on Company credit cards and short term loans. The increase in interest expense in the first nine months of 2000 is due to interest accrued on various short term loans made to the Company during the period. Such loans did not exist during the first nine months of the prior year. Furthermore, during the first nine months of 2000, certain fixed assets of the company were either sold or transferred to vendors in order to reduce accounts payable. The applicable losses have been recorded as other expenses.

     Expenses Relating to Private Offerings. During the first nine months of the year 2000, the Company issued 1,427,383 shares of Common Stock, 178,000 shares of Preferred Stock, warrants to acquire 1,225,167 shares of Common Stock at a weighted average exercise price of $1.81 per share, and convertible promissory notes of an aggregate principal amount of $590,000 in exchange for cash proceeds of $911,772 in a private placement of its debt and equity securities to fourteen accredited investors. In connection with these issuances, the Company incurred $37,000 in finder's fees and fundraising expenses.

Liquidity and Capital Resources

         As of September 30, 2000, the Company's primary source of liquidity consisted of $71,138 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with various local financial institutions.
Since  inception,  the  Company  has   financed  its  operations   through  a
combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2000 of $16,688,078 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 1999 and the nine months ended September 30, 2000 was $9,925,682 and $4,747,160, respectively. The Company anticipates a substantial net loss for the year ended December 31, 2000 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

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

Risk Factors

         Operating Risks

         Defaults in Senior Securities. Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of May 1, 2000, the Company is in default with respect to the Note. If the holder of the Note determines to foreclose upon the Note, the Company would likely be forced to sell all of its tangible and intangible assets to satisfy the obligation represented by the Note and would, therefore, likely cease operations entirely. The Note and Security Agreement executed in connection therewith have been filed as an exhibit to the Company's 1999 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

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

         No Proprietary Protection for Technology. The Company's statistical information system and the league management system are not protected by any copyright or patent, and the Company does not anticipate filing an application with the United States Patent and Trademark Office ("USPTO") or the United States Copyright Office for protection of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has submitted applications to the USPTO for trademark protection for the name "SportsNuts.com" with respect to the following classes of products and services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. Currently the mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts.com" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts.com" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

         Anti-Takeover  Provisions.  The  Certificate  of  Incorporation  of the
Company contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 19,822,000 additional shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super- voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

         Securities Eligible for Public Trading. Of the 2,607,301 shares of the Company's Common Stock outstanding on September 30, 2000, approximately 1,010,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of significant amounts of the freely tradeable stock in the public market could adversely affect the market price of the Common Stock. Moreover, the Company is currently intends to file an S-8 registration statement with respect to the Company's stock option plan, the result of which could be the sale of a substantial number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

         Potential Negative Impact of Actions by Former Distributors. Although the Company has discontinued its direct sales operations, actions by certain former distributors may still negatively impact the Company and its products and services. The publicity resulting from distributor activities such as inappropriate earnings claims and product representations by distributors can have a material adverse effect on the Company's future business or results of operations.

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

ITEM 2. CHANGES IN SECURITIES

      Recent Sales of Unregistered Securities

      Effective August 15 through September 28, 2000, the Company sold and issued 1,402,383 shares of its Common Stock to seven accredited investors. No commissions were paid in connection with these transactions. The Company believes that these transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective August 16, 2000, the Company sold and issued a promissory note to an accredited investor in exchange for $50,000 in cash proceeds. The Note is convertible into shares of Common Stock of the Company at a ratio of one share for each $0.25 of principal and interest outstanding under the Note at the time of conversion. No commissions were paid in connection with this transaction. In connection with this transaction, the Company also issued warrants to purchase 100,000 shares of Common Stock of the Company at an exercise price of $0.75 per share. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to
Section 4(2) of such Act and Rule 506 promulgated thereunder.

        Beginning in April, 1999 and continuing throughout 1999 until the end of the second quarter, 2000, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 2,290,000 shares of its Common Stock pursuant to the Company's 1999 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of May 1, 2000, the Company is in default with respect to the Note. As of September 30, 2000, the principal amount of the Note, together with interest as accrued, is convertible into approximately 4,979,342 shares of common stock. The Convertible Promissory Note and Security Agreement have been filed as an exhibit to the Company's 1999 annual report on form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

              Number       Exhibits
              3.1          Amended and Restated Certificate of Incorporation of
                           SportsNuts.com International, Inc., a Delaware
                           corporation.(1)

              3.2          Amended and Restated Bylaws of SportsNuts.com
                           International, Inc., a Delaware corporation. (2)

              10.1 Convertible Promissory Note and Security Agreement among Gardner Management Profit Shareing Plan and
                           Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated
                           February 1, 2000. (3)

              10.2 Co-Branding Agreement between MyFamily.com, Inc. and the Company, dated September 12, 2000.

              10.3         Consulting Agreement between the Company and Eslie
                           Barlow, dated July 15, 2000. (4)

              10.4         Consulting Agreement between the Company and Todd
                           Shell, dated July 15, 2000. (5)

              10.5         Convertible Promissory Note and Warrant granted to
                           John Schmitz and Stanley Aber, dated
                           March 27, 2000. (6)

              10.6 Financial Consulting Agreement, dated March 23, 2000, between Moore, Clayton & Co. and SportsNuts.com
                           International, Inc. (7)

              10.7         Employment Agreement with Kenneth Denos dated
                           November 16, 1998. (8)

              10.8         SportsNuts.com Internatinoal, Inc. 1999 Stock Option
                           Plan. (9)

              21.1         Subsidiaries of the Registrant. (10)

              27.1         Financial Data Schedule

---------------

              (1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 18, 2000.

              (2) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

              (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

              (4) Filed as an Exhibit to the Company's registration statement on Form S-8, filed with the Commission on September 8, 2000.

              (5) Filed as an Exhibit to the Company's registration statement on Form S-8, filed with the Commission on September 8, 2000.

              (6) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2000.

              (7) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 18, 2000.

              (8) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

              (9) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

              (10) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPORTSNUTS.COM INTERNATIONAL, INC.

Dated:  November 9, 2000                  By: /s/ Kenneth I. Denos
                                          ------------------------------------
                                             Kenneth I. Denos
                                             Chief Financial Officer

Exhibit Index


              Number       Exhibits
              3.1          Amended and Restated Certificate of Incorporation of
                           SportsNuts.com International, Inc., a Delaware
                           corporation.(1)

              3.2          Amended and Restated Bylaws of SportsNuts.com
                           International, Inc., a Delaware corporation. (2)

              10.1 Convertible Promissory Note and Security Agreement among Gardner Management Profit Shareing Plan and
                           Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated
                           February 1, 2000. (3)

              10.2 Co-Branding Agreement between MyFamily.com, Inc. and the Company, dated September 12, 2000.

              10.3         Consulting Agreement between the Company and Eslie
                           Barlow, dated July 15, 2000. (4)

              10.4         Consulting Agreement between the Company and Todd
                           Shell, dated July 15, 2000. (5)

              10.5         Convertible Promissory Note and Warrant granted to
                           John Schmitz and Stanley Aber, dated
                           March 27, 2000. (6)

              10.6 Financial Consulting Agreement, dated March 23, 2000, between Moore, Clayton & Co. and SportsNuts.com
                           International, Inc. (7)

              10.7         Employment Agreement with Kenneth Denos dated
                           November 16, 1998. (8)

              10.8         SportsNuts.com Internatinoal, Inc. 1999 Stock Option
                           Plan. (9)

              21.1         Subsidiaries of the Registrant. (10)

              27.1         Financial Data Schedule

---------------

              (1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 18, 2000.

              (2) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

              (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

              (4) Filed as an Exhibit to the Company's registration statement on Form S-8, filed with the Commission on September 8, 2000.

              (5) Filed as an Exhibit to the Company's registration statement on Form S-8, filed with the Commission on September 8, 2000.

              (6) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2000.

              (7) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 18, 2000.

              (8) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.

              (9) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on November 15, 1999.

              (10) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 19, 1999.