Form 10KSB40
period 2000-12-31
SPORTSNUTS COM INTERNATIONAL INC
filed 2001-03-22
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                                -----------------

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477
                                    ---------


                       SPORTSNUTS.COM INTERNATIONAL, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                    87-0561426
        --------                                    ----------
        (State or other jurisdiction of            (IRS Employer
        incorporation or organization)             Identification No.)

        The Towers at South Towne II
        10421 South 400 West, Suite 550,
        Salt Lake City, Utah                           84095
        --------------------                           -----
    (Address of principal executive offices)        (Zip Code)

                                 (801) 816-2500
                            -------------------------
                            Issuer's telephone number

------------------------------------------------------------------------------
        (Former name or former address and former fiscal year, if changed since last report.)

    Securities registered under Section 12(b) of the Exchange Act: None

    Securities registered under Section 12(g) of the Exchange Act:  None

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The Company's revenues for the fiscal year ending December 31, 2000 were $0.

    The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on February 1, 2001 was approximately $547,724. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 1, 2001, the Company had outstanding 3,889,301 shares of common stock, par value $0.002 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

      None.


  Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS

Part I
      Item 1 - DESCRIPTION OF BUSINESS........................................1
               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS..............1
      Item 2 - DESCRIPTION OF PROPERTY.......................................13
      Item 3 - LEGAL PROCEEDINGS.............................................14
      Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........14

Part II
      Item 5 - MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS..........................................14
      Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................18
      Item 7 - FINANCIAL STATEMENTS..........................................22
      Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................44

Part III
      Item 9 - DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE ACT........................44
      Item 10 - EXECUTIVE COMPENSATION.......................................44
      Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT...................................................46
      Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............48
      Item 13 - EXHIBITS AND REPORTS ON FORM 8-K.............................50

SIGNATURES...................................................................53

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

      Growth Management. The Company anticipates that it will experience rapid growth in the next few years of operations. The management challenges imposed by this growth include entry into new markets, growth in the number of persons accessing the Web Site, management of affiliated sports organizations, employees and customers, expansion of facilities and computer systems necessary to accommodate such growth, and additions and modifications to the products and services offered through the Company's Web Site. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, computer, and management systems. If the Company is unable to manage growth effectively or hire or retain qualified personnel, the Company's business and results of operations could be materially adversely affected.

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

      Government Regulation of the Internet. There are currently few laws or regulations directly applicable to electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet. Although transmissions from the Company's Web Site originate from the State of Utah, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, the Company's Affiliates, or customers purchasing products or services through the Web Site. Any such regulations or assessments could adversely affect the Company's business, operating results, and financial condition.

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

      Uncertain Protection of Trade Names and Related Intangible Assets. The Company has submitted applications to the USPTO for trademark protection for the name "SportsNuts.com" with respect to the following classes of products and ser-vices: (i) vitamins, minerals, and herbal supplements;(ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv)misc-ellaneous goods and services. Currently the mark "E-Sports Mall" is pending registration. The

Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2000, the Company has not vigorously pursued finalization of its trademark applications and the status of such applications is presently in doubt. If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts.com" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts.com" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

      Securities Class Action Claims Based Upon Price Fluctuation. Securities class action claims have been brought against issuing companies in the past after volatility in the market price of a company's securities. With respect to the Company, such litigation could be very costly and divert the attention of the Company's management and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, any or all of which could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

      Anti-Takeover Provisions. The Restated Certificate of Incorporation of the Company contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 20,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super- voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

      Securities Eligible for Public Trading. Of the 3,889,301 shares of the Company's Common Stock outstanding at February 1, 2001, approximately 2,700,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 1999 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

      Applicability of Low Priced Stock Risk Disclosure Requirements. The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker- dealers's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

BUSINESS OVERVIEW

      The Company was originally incorporated under the name of Durwood, Inc. on July 12, 1996 under the laws of the State of Delaware. On April 6, 1999, the Company acquired (the "Reorganization") approximately 81% of the outstanding shares of SportsNuts.com, Inc.("SNC"), a privately held Delaware corporation. In connection with the Reorganization, the Company changed its name to SportsNuts.com International, Inc. Prior to the Reorganization with SNC, the Company had not commenced active business operations and was considered a development stage company. The financial information presented in this document for the periods prior to the Reorganization have been presented as if the entities had been combined on a consolidated basis. In the future, the Company may issue up to an additional 90,410 shares of Common Stock to acquire the remaining 2,761,000 shares of Common Stock of SNC that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization.

      SNC was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the creation of an Internet-based sports club, using direct sales to market and sell club memberships and distribute sporting goods and health/nutritional products. The club memberships entitled the holders to discounts and other benefits related to SNC's Internet retail affiliates and other partners. This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue SNC's direct sales operations.


DESCRIPTION OF BUSINESS

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

PRODUCT SUMMARY

         Core Technology Development

         The Company's ability to create a robust and sustainable Internet portal to the amateur sports market is linked to its ability to develop a unique set of web-based solutions that solve current problems endemic to the amateur sports market and/or increase consumer satisfaction as it relates to their involvement in grass roots amateur sports. In keeping with this principle, the Company has invested substantial resources to support the rapid and substantial development of its two core technologies that form the sports information management system and are the backbone of its busi-ness strategy: (i) the league management system, and (ii) the statistical infor-mation system.

         League Management System. The team and league management system is intended to streamline the league administration process by removing the most significant barriers to efficient league management, namely event coordination and lack of standardization. Athletes, coaches, and administrators of participating organizations can register online at their convenience providing critical standardized demographic information upon registration that can be profiled throughout the system. The Company intends to enhance this process by allowing coaches and administrators to easily create and update player rosters and schedules and then distribute them electronically to participants who possess Internet access.

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


PRODUCT DEVELOPMENT

         Technology

         Databases. The heart of the Company's operations and services is the sports information management system user base. A database contains all the detailed information that the Company gathers on every single registered Internet user on its site. The database software holds and manipulates all such information. This database is built with Oracle software, the most robust and reliable Internet solution available. The Company has invested in Oracle software in order to insure reliability as well as scalability. Oracle databases are typically the fastest and are easily moved from one computer platform to another. The database can efficiently provide any of the stored information when it is automatically requested by the Company's Web site, software applications or manually requested by an employee for corporate use. When the processing demand of the database servers is being taxed to the pre-determined limits, the Company intends to move the database to more powerful, alpha processor-based computer systems in order to maintain the efficiency, speed and quality of service.

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


MARKET ANALYSIS/OPPORTUNITIES

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

         Youth Sports. The Company estimated that there are roughly three million organized youth sports teams in the United States. Each team has an average of 12 players (36 million total players). However, since most children play more than one sport, the Company estimates that the number of unique participants in this segment to be 24 million.

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

         High School Sports. The Company estimates that there are approximately 20,000 high schools in the United States, with approximately 25 teams of 20 athletes each per school across all sports and grade levels (10 million total players). As with youth sports, since most teens play more than one sport, the Company estimates that the number of unique participants, together with a significant number of non- athlete participants (e.g. drill team members, cheerleaders, and equipment managers) in this segment to be 8 million.

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


INTELLECTUAL PROPERTY

         The Company has submitted applications to the U.S. Patent and Trademark Office ("USPTO") for trademark protection for the name "SportsNuts.com" with respect to the following classes of services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. The mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2000, the Company has not vigorously pursued finalization of its trademark applications and the status of such applications is presently in doubt.

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

GOVERNMENT REGULATION

         There are currently few laws or regulations directly applicable to Internet information or electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet. Although transmissions from the Company's Web Site originate from the State of Utah, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, its affiliates, or customers purchasing products or services through its Web Site. Any such regulations or assessments could adversely affect the Company's business, financial condition, and results of operations.

         Most states regulate fundraising activities through so-called "Charitable Solicitation" statutes. To the extent that the Company is subject to such statutes, the Company may be required to file as a paid solicitor or professional fundraiser and pay a filing fee in each state in which it attempts to engage amateur sports teams and participants to sell Company-sponsored products and services in their communities. Moreover, inasmuch as such statutes apply to any person engaged in such activities, every person who engages in fundraising activities may be required to register as a paid solicitor or professional fundraiser and pay a registration fee in each state in which they attempt to sell banner advertising on behalf of the Company. Any determination that would require state registration for amateur sports teams or participants may have a material adverse effect on the Company's business, financial condition, and results of operations.

EMPLOYEES

         As of February 1, 2001, the Company employed nine persons on a full or part-time basis. In order to execute the Company's business strategy, however, the Company will likely require a significant increase in employees and contract personnel. Competition for qualified personnel in the Internet industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.


 ITEM 2: DESCRIPTION OF PROPERTY

         The Company's executive offices are located in a 3,500 square foot facility in south Salt Lake County, Utah, fifteen minutes from the Salt Lake City International Airport and adjacent to Interstate 15. This facility is currently being leased for $5,742.17 per month on a five-year lease beginning April 15, 1999. The Company's controlled subsidiary, SportsNuts.com, Inc. ("SNC") is obligated on a lease of unoccupied office space in Phoenix, Arizona for $5,150.42 per month for a period of five years beginning July 1, 1999.

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

ITEM 3: LEGAL PROCEEDINGS

         On August 18, 2000, Mediaworks, Inc., a Utah corporation ("Mediaworks"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to Mediaworks by the Company for media production services rendered. The Mediaworks complaint seeks to recover $8,409.77, including pre- and post-judgment interest, costs, and attorneys fees. On September 19, 2001, the Company filed an answer and counterclaim to the Mediaworks complaint alleging breach of contract for media production services that were paid for but not performed by Mediaworks. The Company's counterclaim seeks to recover $9,409.78, including costs and attorneys fees. On October 5, 2000, Mediaworks filed a reply to the Company's counterclaim.

         On December 15, 2000, North Star Printing, a Utah sole proprietorship ("NSP"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to NSP by the Company for printing services rendered. The NSP complaint seeks to recover $7,271.49, including costs and interest at the rate of 18% per annum on invoices more than 30 days past due. On January 5, 2001, the Company filed an answer to the NSP complaint.

         On December 22, 2000, CMD Realty Investment Fund IV, L.P., an Illinois limited partnership ("CMD"), filed a forcible detainer action against SportsNuts.com, Inc., a controlled subsidiary of the Company ("SNC"), in the Maricopa County Superior Court, State of Arizona, regarding a lease of certain office space in Phoenix, Arizona. On January 23, 2001, the court rendered a final judgment against SNC, finding it guilty of forcible entry and detainer under Arizona law. The judgment awarded CMD right to possession of the leased premises and granted judgment in favor of CMD in the sum of $19,356.89 for unpaid rent and other charges, costs, and expenses. CMD subsequently drew upon a letter of credit posted by SNC for the leased premises to pay the judgment. CMD also retained its right against SNC to recover rent and other costs for the remainder of the lease, which continues until June 30, 2004 at a rate of $5,150.42 per month. The judgment also required CMD to mitigate its damages and attempt to re-lease the property. SNC vacated the leased premises on January 25, 2001.


ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                 PART II.


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      (a) Market for Common Equity and Related Stockholder Matters.

          (1)  Market Information.

      The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "SPCI." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of February 1, 2001, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock and adjusted for a 1 for 20 reverse stock split effective June 20, 2000:

                                High                                     Low
                                ----                                     ---
Fourth Quarter 2001             $ 2.50                                  $ 0.156
Third Quarter 2001              $ 1.25                                  $ 0.41
Second Quarter 2001             $ 8.125                                 $ 0.844
First Quarter 2001              $25.00                                  $ 4.375

          (2)  Holders.

      As of February 1, 2001, the Company had approximately 364 shareholders of record.

          (3)  Dividends.

      Because the Company is in its early growth stage, it has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

      (b) Recent Sales of Unregistered Securities.

      Effective April 6, 1999, the Company sold and issued 50,000 shares of restricted Common Stock solely to accredited investors in exchange for $1 million in cash proceeds. No underwriting discounts or commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 3(b) of such Act and Rule 504 promulgated thereunder.

      Effective April 6, 1999, the Company issued 382,563 shares of restricted Common Stock solely to various accredited investors in exchange for 11,683,000 shares of Common Stock of SportsNuts.com, Inc., a privately-held Delaware corporation ("SNC'). In addition, the Company issued warrants to acquire 167,606 shares of the Company's common stock at an exercise price of $15.20 per share to fifteen accredited investors in exchange for 5,120,000 warrants held by such investors to acquire shares of SNC common stock. No underwriting discounts or commissions were given or paid in connection with these transactions. The Company believes that these transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant Section 4(2) of such Act.

      Effective April 8, 1999, the Company issued 67,563 shares of restricted Common Stock solely to accredited investors in connection with the exercise of warrants to purchase shares of Common Stock of the Company. No underwriting discounts or commissions were given or paid in connection with these transactions. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective May 8, 1999 the Company sold and issued 140,350 shares of restricted Common Stock solely to sixty accredited investors in exchange for
$2,807,000 in cash proceeds. The Company paid cash commissions of $269,100, together with warrants to acquire 11,858 shares of Common Stock at an exercise price of $20.00 per share, and 22,013 shares of restricted Common Stock. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective June 15, 1999, the Company sold and issued 37,500 shares of restricted Common Stock solely to an accredited investor, domiciled in and a citizen of the Kingdom of Saudi Arabia, in exchange for $1,462,500 in cash proceeds. The Company paid cash commissions of $43,875 and is obligated to pay additional cash commissions of $87,750, together with warrants to acquire 3,375 shares of Common Stock at an exercise price of $39.00 per share. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to (i) Rule 903 promulgated pursuant to such Act and (ii) Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective July 1, 1999 the Company sold and issued 21,062 shares of restricted Common Stock solely to 28 accredited investors in exchange for $842,489 in cash proceeds. The Company paid cash commissions of $50,549, together with warrants to acquire 1,203 shares of Common Stock, and 4,538 shares of restricted Common Stock. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to
Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective July 28, 1999, the Company issued 47,244 shares of restricted Common Stock solely to an accredited investor in exchange for all of the outstanding capital stock of Sportzz.com, Inc., a Utah corporation ("Sportzz") in a reverse triangular merger of Sportzz into a wholly-owned subsidiary of the Company. No underwriting discounts or commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective December 16, 1999, the Company granted an option to a consultant of the Company to purchase 45,000 shares of the Company's Common Stock at an exercise price of $20.00 per share. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective January 1, 2000 the Company sold and issued 25,000 shares of restricted Common Stock solely to one accredited investor in exchange for $250,000 in cash proceeds. The Company paid cash commissions of $15,000 in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

          Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of December 31, 2000, the principal amount of the Note, together with interest as accrued, is convertible into approximately 5,158,849 shares of common stock. No underwriting discounts or cash commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

      Effective February 1, 2000, the Company sold and issued two promissory notes secured by certain assets of the Company to two accredited investors in exchange for $40,000 in cash proceeds. As of December 31, 2000, the principal amount of the notes, together with interest, as accrued, is convertible into 45,488 shares of Common Stock. No underwriting discounts or cash commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

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

      Effective April 10, 2000 the Company sold and issued 50,000 shares of nonvoting convertible Preferred Stock, together with warrants to acquire 250,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to an accredited investor in exchange for $113,000 in cash proceeds. Each share of Preferred Stock is convertible into two shares of Common Stock. The Company paid $10,000 in cash commissions in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective May 1, 2000 the Company sold and issued 128,000 shares of nonvoting convertible Preferred Stock, together with warrants to acquire 725,000 shares of the Company's Common Stock at an exercise price of $2.00 per share to two accredited investors in exchange for $282,000 in cash proceeds. Each share of Preferred Stock is convertible into two shares of Common Stock. No underwriting discounts or cash commissions were given or paid in connection with the transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

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

      Effective August 15 through September 28, 2000, the Company sold and issued 1,402,383 shares of its Common Stock to seven accredited investors in exchange for $225,000 in cash proceeds and the conversion of a promissory note with accrued interest due to one of the individuals for approximately $42,000. No commissions were paid in connection with these transactions. The Company believes that these transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      Effective August 16, 2000, the Company sold and issued a promissory note to an accredited investor in exchange for $50,000 in cash proceeds. The Note is convertible into shares of Common Stock of the Company at a ratio of one share for each $0.25 of principal and interest outstanding under the Note at the time of conversion. No commissions were paid in connection with this transaction. In connection with this transaction, the Company also issued warrants to such investor to purchase 100,000 shares of Common Stock of the Company at an exercise price of $0.75 per share. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

      As of December 31, 2000, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 2,245,000 shares of its Common Stock pursuant to the Company's 1999 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6: MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         It should be noted that the following discussion regarding the Company's financial condition and results of operations primarily addresses the Company's historical results. Effective March 1, 2000, the Company has decided to discontinue its direct sales operations and concentrate solely on building an Internet portal to the amateur sports market. Therefore, the Company's revenue/expense structure and financial results in future years are expected to vary substantially from that of previous years, and the reader should be cautioned that past performance is not related to, nor an indication of future results.

Overview

         Historically, SportsNuts.com had been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and network marketing in an effort to build a targeted online customer base of sports enthusiasts. Until March 1, 2000, the Company derived revenues principally from four sources: (i) proceeds from enrollments of distributors and their customers, (ii) recurring monthly purchases of promotional products offered by the Company, (iii) purchases of sales aids by independent distributors, and (iv) purchases of sports, outdoors, and fitness-related products and services. Virtually all of the revenues generated in the past two years have generated in connection with the Company's direct sales operations. With the discontinuation of its direct sales operations on March 1, 2000, the Company has since focused solely on building an Internet portal to the amateur sports market. In connection with this change in focus, the Company anticipates generating future revenues primarily from the following five sources (i) online registration/administration service fees, (ii) amateur sports organization fundraising and sponsorships, (iii) website advertising, (iv) e-commerce commissions, and (v) website hosting. Therefore, future sources of revenue are expected to be substantially different from those realized through the end of 1999. No revenues were generated from these five sources during 2000. The ability to generate revenues during the year 2001 and beyond depends substantially upon the Company's ability to attract users and traffic to its web site which, in turn, creates use of online registration, fundraising, sponsorships, advertising and e-commerce. The Company's ability to attract such traffic requires significant systems development, marketing and personnel costs, which requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

         Future expenses which comprise cost of goods sold are expected to be principally comprised of systems costs to administer the revenue generating features on the amateur sports Internet site, as well as potential fee sharing expenses to organizations involved in fundraising and online registration and administration.

         General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. R&D expenses consist mainly of development expenses related to creating new applications for the web site. With the discontinuation of its direct sales operations, wages and benefits, promotional, marketing, sales, travel and other miscellaneous office expenses related to these activities have been eliminated. However, the Company anticipates that the decrease in such expenses will be offset by increases in technology personnel and development costs related to improving the amateur sports Internet site. In addition, in order to execute the amateur sports Internet business, the Company anticipates significant expenditures in business development to create strategic alliances with third parties, and in developing a sales channel to the various amateur sports organizations throughout the United States.

         Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

Results of Operations

Following is management's discussion of the relevant items affecting results of operations for the periods ended December 31, 2000 and 1999. The balances discussed below include both results from continuing operations and from operations that were discontinued during the period, as indicated in Note 10 of the footnotes to the consolidated financial statements.

         Revenues. The Company generated net revenues of $41,188 during the year ended December 31, 2000, which represents a 97% decrease from net revenues of $1,452,919 during 1999. The decrease was primarily due to the discontinuation of its direct sales operations, effective March 1, 2000. Since that time, all revenues from membership sales have ceased. The Company has made the transition to focusing solely on the amateur sports Internet site. With respect to the amateur sports Internet site, the Company anticipates receiving sufficient site traffic to generate (i) registration/administration revenues, (ii) fundraising revenues, (iii) advertising/sponsorship revenues, (iv) e-commerce revenues, and
(v) website hosting revenues in modest amounts by the end of 2001.

         Cost of Sales. Cost of Sales for the year ended December 31, 2000 were $34,136, a 98% decrease from $1,787,821 during 1999. Such costs historically consisted primarily of commission payments to the direct sales distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force and through e-commerce transactions. The decrease from the prior year is directly related to the corresponding 97% decrease in revenues, primarily in the direct sales business, as described above. Cost of Sales were greater than revenues due to a temporary structuring of the commission payments in the direct sales business to provide a higher payout to distributors as an incentive to generate a larger distributor base.

         By discontinuing its direct sales operations, future cost of sales will no longer include network marketing commission payments or product costs for distributor kits, sales aids and other products sold through the direct sales business. Future cost of sales related to the amateur sports Internet business are expected to include systems administration costs and amateur sports organization fee sharing programs.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2000 were $5,934,129, a 81% increase from $3,283,572 during 1999. The increase was principally due to the recognition of $3,592,418 in expenses relating to issuances of warrants during the year 2000. Due to the discontinuation of the Company's direct selling operations, since March 1, 2000, the number of employees has declined sharply. However, the Company relied more heavily on outside consulting to assist in the concentration of the amateur sports internet business model. Payroll expense and professional fees accounted for approximately $1,027,507 and $933,864, respectively, of general and administrative expenses during 2000, as compared to $1,414,478 and $499,393 during 1999.

         Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2000 were $924,208, a 63% decrease from $2,513,220 during 1999. The decrease was primarily attributable to the discontinuation of the direct sales operations as of March 1, 2000, in which distributor related marketing expenses were eliminated. These previous expenses related to promotional efforts with respect to the Company's direct sales force in an attempt to increase branding awareness and promote involvement in the direct sales operations of the Company. The Company anticipates that selling and marketing expenses in the future will primarily include sales expenses in developing a sales channel to the amateur sports organizations throughout the United States, and promotional/advertising expenses to brand the Company name and promote its amateur sports Internet site.

         Product Development. Product research and development expenditures were $304,009 during the year ended December 31, 2000, as compared to $437,857 during 1999, which represents a decrease of 31%. The decrease is primarily due to the Company's attempt to curtail spending in this area given its current financial position. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. The Company capitalizes new systems development costs where appropriate in accordance with generally accepted accounting principles. The Company believes that significant investments in product/systems development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). Net other expense totaled $101,760 for the year ended December 31, 2000, compared to net expense of $3,422,935 for the year ended December 31, 1999. The majority of other expense in 1999 was attributable to the write down of the intangible assets related to the acquisition of Sportzz, which totaled $3,474,035. The impairment in the value of these assets was due to the decline in the overall valuation of the Company due to its lack of funding and corresponding financial difficulties. The majority of other expense during 2000 was attributable to interest expense. The Company has relied on various interest bearing loans to support its ongoing funding needs and is incurring interest charges on past due accounts payable. The Company incurred interest expense of $109,764 during the year 2000.


Liquidity and Capital Resources

         As of December 31, 2000, the Company's primary source of liquidity consisted of $651 in cash and cash equivalents. The Company holds its cash reserves in local sweep accounts with a local financial institution. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock. Subsequent to December 31, 1999, the Company has booked additional short term notes payable of $644,500 for borrowed funds.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2000 of $19,197,972 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the years ended December 31, 2000 and 1999 was $7,257,054 and $9,925,682 respectively. The Company anticipates continued losses for the year ended December 31, 2001 and with the expected cash requirements for the coming weeks, without additional cash inflows, there is substantial doubt as to the Company's ability to continue operations during the year 2001.

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


Outlook

         With the completion and implementation of its online registration program, the Company anticipates interest from various amateur sports events promoters. The transition in focus to the Internet business will likely result in the realization of modest revenues in the year 2001. This is due to the fact that the revenues generated through the Internet business are dependent upon further systems development and in creating significant increases in user volume, or "traffic," to the Web Site. Because it takes time to generate substantial traffic to the Web Site, the Company expects revenues to be minimal during the first half of the year 2001, and begin growing modestly during the second half of the year.

         The Company also expects net operating expenses during 2001 to increase from 2000. The anticipated increase in expenses is due to significant systems development costs needed for the Internet site, and plans for aggressive promotion and branding of the Company name and its Internet site, along with implementing a comprehensive sales channel to canvass various amateur sports organizations throughout the United States. The Company also anticipates aggressively seeking strategic alliances with third parties in the industry to grow its business, along with pursuing key high profile athletes or other individuals to endorse the Company's business. The overall net loss for the year 2001 is expected to decline from the net loss in 2000, due to the recognition of $3,592,418 in expenses relating to issuances of warrants during 2000, which may be a non-recurring expense for the upcoming year.

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

ITEM 7.     FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB



                                    CONTENTS

Independent Auditor's Report................................................23

Consolidated Balance Sheet................................................. 24

Consolidated Statements of Operations...................................... 26

Consolidated Statements of Stockholders' Equity (Deficit).................. 27

Consolidated Statements of Cash Flows...................................... 28

Notes to the Consolidated Financial Statements............................. 30

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
SPORTSNUTS.COM INTERNATIONAL, INC.
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of SportsNuts.com International, Inc. (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999 and from inception of the development stage on March 1, 2000 through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these con-solidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sports-Nuts.com International, Inc. (a development stage company) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and from inception of the develop-ment stage on March 1, 2000 through December 31, 2000, in conformity with gener-ally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the con-solidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial state-ments do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 4, 2001

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                  ASSETS

                                                                   December 31,
                                                                       2000
                                                                   ------------

CURRENT ASSETS

   Cash and cash equivalents (Note 1)                             $        651
   Accounts receivable, net (Note 1)                                     7,361
   Inventory, net (Notes 1 and 2)                                       11,650
   Prepaid expenses                                                     27,917
                                                                  ------------
Current Assets                                                          47,579
                                                                  ------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                   518,789
   Computer software                                                   721,809
   Furniture and office equipment                                      189,019
   Less - accumulated depreciation                                    (652,429)
                                                                 -------------

     Total Property and Equipment                                      777,188
                                                                 -------------

     TOTAL ASSETS                                                $     824,767
                                                                 =============


        The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  December 31,
                                                                      2000
                                                                  ------------
CURRENT LIABILITIES

   Accounts payable                                              $   1,197,146
   Accrued expenses                                                    465,647
   Notes payable, current portion (Note 4)                             115,000
   Notes payable, related parties (Note 3)                             529,500
                                                                 -------------

     Total Current Liabilities                                       2,307,293
                                                                 -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                     356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 3,397,095 shares issued and outstanding                 6,794
   Additional paid-in capital                                      17,708,296
   Accumulated deficit prior to the development stage             (13,139,071)
   Accumulated deficit since the inception of the
    development stage                                              (6,058,901)
                                                                 -------------

     Total Stockholders' Equity (Deficit)                          (1,482,526)
                                                                 -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                $     824,767
                                                                =============


        The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                  From
                                                                                                  Inception of the
                                                                                                  Development
                                                                                                  Stage on
                                                                                                  March 1, 2000
                                                                   For the Years Ended            Through
                                                                      December 31,                December 31,
                                                       ---------------------------------------
                                                               2000                 1999               2000
                                                       -----------------     -----------------  ---------------
NET SALES                                              $               -     $             -    $             -
                                                       -----------------     ----------------  ----------------

EXPENSES
   General and administrative                                  5,656,139           1,197,068          5,162,864
   Selling and marketing                                         698,276             480,678            578,798
   Research and development                                      253,588             134,818            214,051
                                                       -----------------     ---------------   ----------------

     Total Expenses                                            6,608,003           1,812,564          5,955,713
                                                       -----------------     ---------------   ----------------

LOSS FROM OPERATIONS                                          (6,608,003)         (1,812,564)        (5,955,713)
                                                       -----------------     ---------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                             (109,764)                (63)          (109,507)
   Interest income                                                 2,267              20,479              1,296
   Other income                                                    7,750              -                   7,750
   Gain on forgiveness of debt                                    33,826              -                  33,826
   Impairment of intangibles                                         -            (3,474,035)             -
   Loss on sale of assets                                        (36,553)               (629)           (36,553)
                                                       -----------------     ----------------    ---------------

     Total Other Income (Expenses)                              (102,474)         (3,454,248)          (103,188)
                                                       -----------------     ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                         (6,710,477)         (5,266,812)        (6,058,901)

INCOME TAX EXPENSE                                                  -                   -                  -
                                                       ---------------     ----------------    ---------------

LOSS FROM CONTINUING OPERATIONS                             (6,710,477)          (5,266,812)        (6,058,901)

LOSS FROM DISCONTINUED
OPERATIONS (Note 10)                                          (546,577)          (4,658,870)               -
                                                       ---------------     ----------------    ---------------

NET LOSS                                               $    (7,257,054)    $     (9,925,682)   $   (6,058,901)
                                                       ==================  ==================  ==============

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                     $         (4.02)    $          (7.13)
   Loss from discontinued operations                             (0.33)               (6.31)
                                                       ---------------     ----------------
     Basic Loss Per Share                              $         (4.35)              (13.44)
                                                       ===============     ================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                          1,668,072              738,621
                                                       ===============     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                   Additional                 Subscrip-              Total Stock-
                                                                   Paid-In     Accumulated    tion        Minority   holder's Equity
                              Preferred Stock  Common Stock        Capital     Deficit        Receivable  Interest   Deficit)
                              ---------------  ------------------  ---------   ------------   ----------  --------   ---------------
                              Shares  Amount   Shares     Amount
                              ------  ------   -------    -------
Balance, December 31, 1998    -       $ -      382,563    $  765  $1,651,646   $ (2,015,236)  $(85,000)    $    -    $  (447,825)

Recapitalization (Note 1)               -      122,086       245   1,549,253              -         -          -       1,549,498

Issuance of common stock      -         -      248,912       498   5,610,218              -         -          -       5,610,716
for cash (net of issuance
costs of $501,274)

Issuance of common stock      -         -       26,550        53     621,697              -         -          -         621,750
for fundraising services
(Note 5)

Stock offering costs          -         -            -         -    (621,750)             -         -          -        (621,750)

Issuance of common stock      -         -       47,244        94   3,749,906              -         -          -       3,750,000
for purchase of Sportzz.com

Issuance of common stock for  -         -       67,563       135   1,026,829              -         -          -       1,026,964
exercise of warrants issued
for fundraising services
(Note 5)

Stock offering costs          -         -            -         -  (1,026,964)             -         -          -       1,026,964)

Receipt of cash for           -         -            -         -           -              -    85,000          -          85,000
subscription receivable

Minority interest in sub-     -         -            -         -     (66,804)             -         -     66,804              -
sidiary (Note 1)

Net loss for the year
ended December 31, 1999       -         -           -          -         -       (9,925,682)        -    (66,804)    (9,992,486)
                             -------   -----  -------    -------- ------------ ------------   -------    -------    -----------
Balance, December 31, 1999    -         -     894,918      1,790   12,494,031   (11,940,918)        -          -        554,903

Issuance of common stock
for cash (net of issuance
costs of $15,000)             -         -     927,383      1,855      458,146             -         -          -        460,001

Warrants issued below
market value                  -         -           -          -    3,592,418             -         -          -      3,592,418

Preferred shares
issued for cash           178,000      356          -          -      394,644             -         -          -        395,000

Stock offering costs          -         -           -          -      (19,500)            -         -          -        (19,500)

Shares issued for services    -         -     945,800      1,892      720,035             -         -          -        721,927

Shares issued for debt
payment                       -         -     504,200      1,008       50,771             -         -          -         51,779

Shares issued for
exercise of stock
options                       -         -      50,000        100        7,900             -         -          -          8,000

Shares issued for
exercise of warrants          -         -      74,794        149        9,851             -         -          -         10,000

Net loss for the year
ended December 31, 2000       -         -           -          -            -    (7,257,054)        -          -     (7,257,054)
                          -------     ---     -------   --------   ----------    -----------  --------    ------    -----------
Balance,
December 31, 2000         178,000 $   356   3,397,095   $  6,794  $17,708,296  $(19,197,972)  $     -       $  -   $(1,482,526)
                          ======= =======  ==========   ========= ===========  ============   ========       =====  ===========

        The accompanying notes are an integral part of these consolidated financial statements.
                                       27

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                             From
                                                                                                             Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                             March 1, 2000
                                                                       For the Years Ended                   Through
                                                                       December 31,                          December 31,
                                                                ----------------------------------------
                                                                       2000               1999               2000
                                                                ------------------- --------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $    (7,257,054)    $      (9,925,682)       $      (6,058,901)
   Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation                                                       462,544               220,692                  384,788
     Amortization of intangible assets                                                        366,250
     Common stock issued for services and
       marketing expenses                                               721,927               114,000                  721,927
     Warrants issued below market value                               3,592,418                   -                  3,307,256
     Deferred income taxes                                                  -                  (1,258)                     -
     Minority interest                                                      -                 (66,804)                     -
     Loss on sale of fixed assets                                        36,553                 1,257                   36,553
     Gain on forgiveness of debt                                        (33,826)                  -                    (33,826)
     Write-down of intangible assets                                        -               3,474,035                      -
   Changes in operating assets and liabilities:
     Accounts receivable                                                  8,162               (15,523)                  14,231
     Inventory                                                           12,286                (7,352)                   9,806
     Restricted cash                                                    110,000              (110,000)                 110,000
     Other current assets                                                25,150                (5,707)                 110,489
     Accounts payable                                                   482,385               571,014                   97,644
     Accrued expenses                                                   238,553               181,520                  256,293
                                                                ---------------       ---------------        -----------------
       Net Cash Used in Operating Activities                         (1,600,902)           (5,203,558)              (1,043,740)
                                                                ---------------       ---------------        -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                    79,714                  -                      79,714
   Purchases of property and equipment                                 (139,817)           (1,354,709)                 (36,014)
   Purchase of subsidiary                                                   -                (100,000)                     -
                                                                ---------------       ---------------        -----------------
       Net Cash Provided (Used) in
       Investing Activities                                             (60,103)           (1,454,709)                  43,700
                                                                ----------------      ---------------        -----------------

        The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                             From
                                                                                                             Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                             March 1, 2000
                                                                        For the Years Ended                  Through
                                                                        December 31,                         December 31,
                                                                --------------------------------------
                                                                        2000                1999                 2000
                                                                -------------------  -----------------     --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Decrease in cash overdraft                                                  -              (47,683)                -
   Proceeds from issuance of notes payable                                 722,000             25,000             277,000
   Proceeds from issuance of common stock                                  493,009          7,647,489             243,009
   Proceeds from issuance of preferred stock                               395,000                -               395,000
   Stock offering costs                                                    (34,500)          (601,274)            (19,500)
   Payments on stock subscription receivable                                   -               85,000                 -
   Principal payments of notes payable                                     (62,500)          (301,618)            (12,500)
                                                                ------------------  -----------------     ----------------

       Net Cash Provided by Financing Activities                $        1,513,009  $       6,806,914   $         883,009
                                                                ------------------  -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               $         (147,996) $         148,647   $        (117,031)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                       148,647                -               117,682
                                                                ------------------  --------------------------------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                      $              651  $         148,647   $             651
                                                                ==================  =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

   Interest                                                     $            3,021  $        10,439     $           3,021
   Income taxes                                                 $              -    $           -       $             -

Non-Cash Investing and Financing Activities:

   Common stock issued for acquisition of subsidiary            $              -    $     3,750,000     $             -
   Common stock issued for services and
   marketing expenses                                           $          721,927  $             -     $         721,927
   Common stock issued to convert notes
   payable and interest                                         $           41,771  $             -     $          41,771
   Equipment exchanged for reduction of
   accounts payable                                             $            7,626  $             -     $           7,626
   Common stock issued for reduction of
   accounts payable                                             $           10,000  $             -     $          10,000

        The accompanying notes are an integral part of these consolidated financial statements.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

              a. Organization and Description of Business

              SportsNuts.com International, Inc. (formerly Durwood, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. Prior to the reorganization with SportsNuts.com, Inc. ("SportsNuts"), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company. On March 1, 2000, the Company reentered the development stage when it discontinued the operations of its direct sales division (see Note 10).

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

              In  connection  with the  reorganization,  the Company  effected a
              2.213 for 1 forward stock split of all the outstanding shares of its common stock on April 6, 1999. All references to common stock have been retroactively restated. The forward split resulted in an increase in the outstanding shares of the Company's common stock from 55,175 to 122,086 shares. As part of the Reorganization, the Company issued 382,563 shares of common stock to the Participating Shareholders of SportsNuts in exchange for their collective 11,683,000 shares of SportsNuts common stock. Each participating Shareholder of SportsNuts received 0.654904748 shares of the Company's common stock in exchange for each share of common stock of SportsNuts. Additionally, the Company issued to holders of warrants in SportsNuts, warrants for the purchase of 167,656 shares of the Company's common stock. Each Participating Warrant Holder received the right to purchase 0.654904748 shares of the Company's common stock in exchange for each share of SportsNuts common stock that they were entitled to purchase pursuant to their SportsNuts warrants. In the future, the Company may issue up to an additional 138,111 shares of common stock to acquire the remaining 4,217,740 shares of common stock of SportsNuts that were held by the remaining shareholders (other than the Company) as of the closing date of the Reorganization.

              On June 25, 2000, the Company effected a 1-for-20 reverse split of all outstanding shares of Common and Preferred Stock, and amended and restated its Certificate of Incorporation to restate its par value at $0.002 per Common and Preferred share. All references to shares outstanding and other equity instruments have been retroactively restated.

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

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              a. Organization and Description of Business (Continued)

              This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue its direct sales operations (see
              Note 10).

              On July 28, 1999, the Company issued 47,244 shares of its common stock valued at $79.40 per share to certain shareholders of Sportzz.com, Inc. ("Sportzz") in exchange for all of the issued and outstanding shares of Sportzz common stock. In addition, cash consideration of $100,000 was paid as part of the acquisition. The acquisition was accounted for as a purchase per APB No. 16. The Company recorded an impairment of goodwill of $3,474,035 because the estimated future cash flows from the acquisition cannot be readily determined.

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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the year ended December 31, 2000 was $462,544.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              f. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $24,922 for the year ended December 31, 2000.

              g. Revenue Recognition

              Substantially all of the Company's sales are on a cash-for-service basis. Occasionally, sales are made on account for the sale of promotional merchandise. Revenue is recognized upon completion of the service or upon delivery of the goods.

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

              j. Basic Loss Per Share

                                                                                 For Years Ended December 31,
                                                                         -------------------------------------------
                                                                                  2000                  1999
                                                                         -----------------     ---------------------

              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $       6,710,477     $       5,266,812
                     Shares (denominator)                                        1,668,072               738,621
                     Per share amount                                    $           (4.02)    $           (7.13)

              Basic loss per share from discontinued operations:

                     Loss (numerator)                                    $         546,577     $       4,658,870
                     Shares (denominator)                                        1,668,072               738,621
                     Per share amount                                    $           (0.33)    $           (6.31)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              k.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2000.

              At December 31, 2000, the Company had net operating loss carryforwards of approximately $11,170,000 that may be offset against future taxable income through 2020. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                                     For the Years Ended
                                                                                         December 31,
                                                                            ----------------------------------------
                                                                                    2000                1999
                                                                            ------------------  --------------------
              Income tax benefit at statutory rate                          $        4,244,670  $        2,852,108
              Change in valuation allowance                                         (4,244,670)         (2,852,108)
                                                                            ------------------  ------------------

                                                                            $              -    $              -
                                                                            ==================  ==================

              Deferred tax assets (liabilities) are comprised of the following:

                                                                                       For the Years Ended
                                                                                            December 31,
                                                                            ---------------------------------------
                                                                                    2000                1999
                                                                            ---------------------------------------
              Income tax benefit at statutory rate                          $        1,392,562  $        2,307,188
              Change in valuation allowance                                         (1,392,562)         (2,307,188)
                                                                            ------------------  ------------------

                                                                            $              -    $              -
                                                                            ==================  ==================


              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

              l. Research and Development

              The  Company   follows  the  policy  of  charging   research   and
              development costs to expense as incurred.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              m. New Accounting Pronouncements

              The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principal had no material effect on the Company's consolidated financial statements.

              The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principal had no material effect on the Company's consolidated financial statements.

              n.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 2000, there were 2,195,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              n.  Stock Options and Warrants (Continued)

              For purposes of the pro forma disclosures and to measure and record consideration paid to non- employees in the form of stock options or warrants, the Company applies FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to estimate the fair value of each dilutive instrument (stock options and warrants) award at the grant date by using the Black-Scholes option pricing model.


NOTE 2 -      INVENTORY

              Inventory consisted of the following:

                                                                  December 31,
                                                                      2000
                                                                 --------------
              Finished goods                                     $       15,533
              Reserve for obsolete inventory                             (3,883)
                                                                 --------------

                        Total                                    $       11,650
                                                                 ==============


                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                                     December 31,
                                                                                                         2000
                                                                                                 --------------------
              Note payable to a shareholder,  secured by tangible and intangible assets of the Company,  interest at 16%,  principal  and interest due April 1, 2000. Note is convertible into common
               stock of the Company at $.10 per share.                                           $         450,000

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               1, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                                  20,000

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                                  20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                              27,000

              Notes payable to related individuals, unsecured,
               interest at 12%, due on demand.                                                              12,500
                                                                                                 -----------------

                         Total notes payable - related parties                                             529,500

                          Less: current portion                                                           (529,500)
                                                                                                ------------------

                          Long-term notes payable                                               $              -
                                                                                                ==================

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                       December 31,                                                                   Amount
              ------------------------------                                                    ------------------
                         2001                                                                   $          529,500
                                                                                                ------------------

                         Total                                                                  $          529,500
                                                                                                ==================

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 4 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                                    December 31,
                                                                                                        2000
                                                                                                -------------------
              Note  payable  to  an  individual,  unsecured,  interest  at  10%, principal  and interest due June 26,  2000.  Note is  convertible into common stock of the Company at $1.00
               per share.                                                                       $           50,000

              Note  payable  to  an  individual,  unsecured,  interest  at  18%, principal and interest due August 15, 2001.  Note is  convertible into common stock of the Company at $0.25
               per share.                                                                                   50,000

              Note payable to an individual, unsecured,
               interest at 16%, due on demand.                                                              15,000
                                                                                                ------------------

                         Total notes payable                                                               115,000

                          Less: current portion                                                           (115,000)
                                                                                                ------------------

                          Long-term notes payable                                               $              -
                                                                                                ==================

              Maturities of notes payable are as follows:

                     Year Ending
                       December 31,                                                                    Amount
              -----------------------------                                                     ------------------
                           2001                                                                 $          115,000
                                                                                                ------------------

                          Total                                                                 $          115,000
                                                                                                ==================


NOTE 5 -      COMMON AND PREFERRED STOCK TRANSACTIONS

              Effective January 1, 2000, the Company issued 25,000 shares of common stock at a price of $10.00 per share.

              Effective April 10, 2000, the Company issued 50,000 shares of nonvoting convertible preferred stock at a price of $2.26 per share, together with warrants to acquire 250,000 shares of common stock at an exercise price of $2.00 per share. Each share of preferred stock is convertible into two (2) shares of common stock.

              Effective May 1, 2000, the Company issued 128,000 shares of nonvoting convertible preferred stock at a price of $2.20 per share, together with warrants to acquire 725,000 shares of common stock at an exercise price of $2.00 per share. Each share of preferred stock is convertible into two (2) shares of common stock.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 5 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

              Effective May 2, 2000, the Company issued 15,000 shares of common stock valued at $2.50 per share in satisfaction of an obligation for consulting services received by the Company.

              Effective July 5, 2000, the Company issued 50,000 shares of common stock valued at approximately $.63 per share in satisfaction of obligations for consulting services received by the Company.

              Effective July 15, 2000, the Company issued 200,000 shares of common stock valued at approximately $.41 per share in satisfaction of obligations for consulting services received by the Company.

              Effective  August 15 through  September 28, 2000, the Company sold
              and  issued   1,402,382  shares  of  its  Common  Stock  to  seven
              accredited investors.

              Effective  September 1, 2000,  the Company issued 20,000 shares of
              common  stock  valued  at  $.75  per  share  in   satisfaction  of
              obligations for consulting services received by the Company.

              Effective October 1, 2000, the Company issued 100,000 shares of common stock valued at $1.25 per share in satisfaction of obligations for consulting services received by the Company.

              Effective October 5, 2000, the Company issued 100,000 shares of common stock valued at approximately $1.16 per share in satisfaction of obligations for consulting services received by the Company.

              Effective November 6, 2000, the Company issued 15,000 shares of common stock valued at approximately $2.39 per share in satisfaction of obligations for public relations services received by the Company.

              Effective November 20, 2000, the Company issued 450,000 shares of common stock valued at approximately $.63 in satisfaction of obligations for consulting services received by the Company.

              Effective December 19, 2000, the Company issued 74,794 shares of common stock at a price of approximately $.13 in exchange for the exercise of warrants held by certain individuals.

              Effective December 29, 2000, the Company issued 50,000 shares of common stock at a price of $.16 in exchange for the exercise of stock options held by certain employees of the Company.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 -      OPTIONS AND WARRANTS

              Options

              On August 1, 2000, the Company issued options to acquire 2,245,000 shares of common stock. The options were granted to employees of the Company. The options were issued with an exercise price of $0.41 per share and then revalued at $0.16 per share effective December 29, 2000. These options vest ratably over a two or three year period from the date of grant and all have a maturity of five years from the grant date. The following tables summarize the information regarding stock options at December 31, 2000:

                      Options outstanding at January 1, 2000                         441,705
                      Options forfeited                                             (396,705)
                      Options granted                                              2,245,000
                      Options expired                                                (45,000)
                      Options exercised                                              (50,000)
                                                                                  ----------
                      Options outstanding at December 31, 2000                     2,195,000
                                                                                  ==========


                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average       Exercisable at     Average
                    Exercise         December 31,    Contractual       Exercise         December 31,    Exercise
                       Price          2000            Life             Price            2000             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.16         2,195,000            4.58  $          0.16           494,000   $       0.16

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been increased to the pro forma amounts indicated below:

                                                                                                    December 31,
                                                                                                        2000
                                                                                                ------------------
                      Net loss as reported                                                      $       (7,257,054)
                      Pro forma net loss                                                                (7,558,644)
                      Basic loss per share as reported                                                       (4.35)
                      Pro forma basic loss per share                                                         (4.53)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                                                       2000
                                                                                                ------------------
                      Risk free interest rate                                                        5.06% - 6.12%
                      Expected life                                                                      4-5 Years
                      Expected volatility                                                              2.18 - 2.33
                      Dividend yield                                                                           0.0

                                       39

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 6 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              During the year ended December 31, 2000, the Company issued warrants to acquire 2,100,167 shares of common stock. These warrants were issued at exercise prices ranging from $0.1337 to $2.00. The warrants issued in 2000 have maturities of one to three years. All warrants issued were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at December 31, 2000. All the warrants are exercisable at December 31, 2000.

                      Warrants outstanding at January 1, 2000                                              116,287
                      Warrants granted                                                                   2,100,167
                      Warrants expired                                                                     (94,102)
                      Warrants exercised                                                                   (74,794)
                                                                                                ------------------
                      Warrants outstanding at December 31, 2000                                          2,047,558
                                                                                                ==================

                      Weighted average exercise price of warrants
                        outstanding at December 31, 2000                                        $             1.41
                                                                                                ===================

                                                              Number of           Weighted
                                                              Warrants            Average             Weighted
                                                            Outstanding at        Remaining           Average
                                                              December 31,      Contractual          Exercise
                      Range of Exercise Prices                2000               Life                Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.1337 - $0.40                              800,206                0.89  $             0.25
                      $0.75 - $1.00                                185,167                2.90  $             0.77
                      $2.00                                      1,040,000                3.30  $             2.00
                      $15.20 - $40.00                               22,185                0.42  $            23.27


              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                                                                                                       2000
                                                                                                  ----------------
                      Risk-free interest rate                                                        5.93% - 6.68%
                      Expected life                                                                    1 - 3 Years
                      Expected volatility                                                              1.04 - 2.36
                      Dividend yield                                                                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $3,592,418 during the year ended December 31, 2000. The expense is included in the general and administrative amount in the statement of operations.

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 7 - OPERATING LEASES

              The Company leases two (2) different office facilities under non-cancelable operating leases expiring in 2004. Rental expense for the year ended December 31, 2000 was $134,024. The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $8,040 for the year ended December 31, 2000.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                              Amount
              ------------                                                                      -------------------
              2001                                                                              $           135,934
              2002                                                                                          136,852
              2003                                                                                          133,648
              2004                                                                                           54,729
              2005 and thereafter                                                                               -
                                                                                                -------------------

                   Total minimum lease payments                                                 $           461,163
                                                                                                ===================

NOTE 8 - GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2000 of approximately $19,200,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

              The net loss for the years ended December 31, 2000 and 1999 was $7,257,054 and $9,925,682, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                       SPORTSNUTS.COM INTERNATIONAL, INC.
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999

NOTE 9 - RELATED PARTY TRANSACTIONS

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

              Effective August 7, 2000, the Company sold 500,000 shares of common stock to Eslie Barlow, a principal shareholder of the Company, at a price of $.10 per share.

              Effective August 7, 2000, the Company issued 500,000 shares of common stock to Eslie Barlow, a principal shareholder of the Company, in satisfaction of notes payable and interest due to Mr. Barlow valued at approximately $.10 per share.

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

                                                                                       December 31,
                                                                         ----------------------------------------
                                                                                2000                   1999
                                                                         ------------------    -----------------
              NET SALES                                                  $          41,188     $       1,452,919
                                                                         -----------------     -----------------

              OPERATING EXPENSES

                Cost of sales                                                       34,136             1,787,821
                General and administrative                                         277,990             2,086,504
                Selling and marketing                                              225,932             2,032,542
                Research and development                                            50,421               303,039
                                                                         ------------------    -----------------

                   Total Operating Expenses                                        588,479             6,209,906
                                                                         -----------------     -----------------

              LOSS FROM OPERATIONS                                                (547,291)           (4,756,987)
                                                                         -----------------     -----------------

              OTHER INCOME (EXPENSES)
                Interest expense                                                      (257)               (4,423)
                Other income (expense)                                                 -                    (630)
                Interest income                                                        971                36,366
                                                                         --------------------  ------------------

                  Total Other Income (Expense)                                         714                31,313
                                                                         --------------------  ------------------

              LOSS BEFORE INCOME TAX (EXPENSE)                                    (546,577)           (4,725,674)

              INCOME TAX (EXPENSE)                                                     -                     -
                                                                         ------------------    -----------------

              MINORITY INTEREST                                                        -                  66,804
                                                                         ------------------    -----------------

              LOSS FROM DISCONTINUED OPERATIONS                          $        (546,577)    $     (4,658,870)
                                                                         =================     ================


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.


                                    PART III

Item 9:    Directors, Officers, Promoters and Control Persons; Compliance with
           Section 16(a) of the Exchange Act.

           Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re- election each year. The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term. Thereafter, any director, whether elected or re-elected, will serve a three-year term. Each of the Company's eight directorships has been divided into one of these three classes, with one class containing two directorships and two classes containing three directorships. Kenneth I. Denos, age 33, is the President of the Company and currently the only executive officer of the Company and the only member of the Board of Directors. A short summary of Mr. Denos' business experience is below. His term of office will expire at the next annual shareholders meeting. No annual shareholders meeting is planned for the year 2001.

     Kenneth Denos, age 33, serves as the Company's President, General Counsel, Secretary, and has been a member of the Board of Directors since April, 1999. Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance. Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law. Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

Board of Directors Meetings and Committees

           The Board of Directors held six meetings during the fiscal year ended December 31, 2000. Each person who was a director at the time of such meetings attended at least 75% of the total number of meetings of the Board of Directors held during such period and the total number of meetings held during such period by all committees of the Board of Directors on which that director served.

           The Company does not have Audit or Compensation Committees of the Board of Directors.

Compensation of Directors

           Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings. Directors may also be granted stock options under the Company's 1999 Stock Option Plan.

Item 10: Executive Compensation.

           The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2000, 1999, and 1998 of those persons who were the Company's Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

                                                                                    Long-Term
                            Annual Compensation                                    Compensation
                            -------------------                                    ------------
                                                                                    Securities
        Name and                                                                    Underlying                All Other
   Principal Position             Year         Salary            Bonus               Options                 Compensation
   ------------------             ----         ------            -----               -------              ----------------
Kenneth Denos                     2000      $  148,750(1)  $          0                  650,000          $         0
President and CEO                 1999         122,875                0                        0                    0
                                  1998          14,750           10,000                        0                    0

Kenneth Forrest                   2000      $   33,292     $          0                        0          $         0
President                         1999         143,580                0                        0                    0
                                  1998          16,625                0                        0                    0

George Napier                     2000      $        0     $          0                        0          $         0
President and CEO                 1999               0                0                        0                    0
                                  1998               0                0                        0                    0

(1) Represents $64,375 in salary paid during 2000 and $86,250 in earned but unpaid salary during 2000.


Option Grants in Last Fiscal Year

                                                          Percentage of
                                                          Total Options
                            Number of Securities           Granted to
                                 Underlying                 Employees          Exercise Price          Expiration
Name                           Options Granted           in Fiscal Year           per Share               Date
----                           ---------------           --------------           ---------               ----
Kenneth Denos                      650,000                   28.95%                 $0.16               07/31/05
Kenneth Forrest                       0                         -                     -                     -
George Napier                         0                         -                     -                     -

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

                                                               Number of Unexercised             Value of Unexercised
                                                                      Options                    In-the-Money Options
                                                               at December 31, 2000            at December 31, 2000 (1)

                         Shares Acquired       Value
Name                       On Exercise        Realized      Exercisable / Unexercisable      Exercisable / Unexercisable
----                       -----------        --------      ---------------------------      ---------------------------
Kenneth Denos                   0                0                   200,000/0                            0/0
Kenneth Forrest                 0                0                       0                                0/0
George Napier                   0                0                       0                                0/0

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2000 of $0.156.

Item 11: Security Ownership of Certain Beneficial Owners and Management.

SportsNuts.com International, Inc.

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.002 per share) as of February 1, 2001, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2000, and
(iii) all persons who have served as a director or executive officer of the Company during the calendar year 2000 as a group. As of such date, the Company had 3,889,301 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10421 South 500 West, Suite 550, Salt Lake City, Utah 84095.


SPORTSNUTS.COM INTERNATIONAL, INC.

                                              Common Stock
                                              ------------
              Directors, Executive Officers,
                      5% Stockholders                                Number                 Percent of Class(1)
                      ---------------                                ------                 ----------------
Kenneth Denos(2)                                                    200,000                        4.89%
Kenneth Forrest(3)                                                   40,905                        1.05%
George Napier(4)                                                       -                            -
Gardner Management, Inc. Profit Sharing Plan and                  5,246,395                       57.48%
Trust(5)
Christopher Holly(6)                                                766,668                       19.38%
Eslie Barlow(7)                                                     969,983                       24.94%
Terry & Marta Malloy as Joint Tenants(8)                            700,000                       15.25%
Alain Saman(9)                                                      350,000                       8.26%
Daniel Klibanoff(10)                                                406,328                       9.66%
                                                                   ---------                     ------
All directors and officers as a group                               240,905                       5.89%
(3 persons)


(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 3,889,301 shares of Common Stock outstanding as of February 1, 2001, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) President, Secretary, and Director of the Company. Includes 200,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days. Excludes 450,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are not currently exercisable and will not become exercisable within 60 days.

(3) Former President and Director of the Company. Includes 40,905 shares of Common Stock held by the Forrest Group, LLC, of which Mr. Forrest is a principal.

(4) Former Chief Executive Officer and Director of the Company.

(5) Principal Shareholder of the Company. Includes 5,895 shares of Common Stock held directly by Gardner Management, Inc. Profit Sharing Plan and Trust, 5,220,000 shares of Common Stock issuable upon the exercise of a Convertible Promissory Note held by the Trust, and 18,500 shares of Common Stock issuable upon the exercise of warrants held by the Trust.

(6) Principal Shareholder of the Company. Includes 700,001 shares held directly by Mr. Holly and 66,667 shares of Common Stock issuable upon the exercise of warrants held by Mr. Holly.

(7) Principal Shareholder of the Company. Includes 969,983 shares held directly by Mr. Barlow.

(8) Principal Shareholders of the Company. Includes 200,000 shares of Common Stock issuable upon the conversion of Preferred Stock held by Mr. and Mrs. Malloy and 500,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. and Mrs. Malloy.

(9) Principal Shareholder of the Company. Includes 100,000 shares of Common Stock issuable upon the conversion of Preferred Stock held by Mr. Saman and 250,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Saman.

(10) Principal Shareholder of the Company. Includes 25,155 shares of Common Stock held directly by Mr. Klibanoff and 65,491 shares of Common Stock held by InfoDirect, Inc., an Alabama corporation in which Mr. Klibanoff is a controlling shareholder. Also includes 215,682 shares of Common Stock issuable upon the exercise of a Convertible Promissory Note held by Mr. Klibanoff, and 100,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Klibanoff.

SportsNuts.com, Inc.
--------------------
        The Company currently holds a controlling interest in SportsNuts.com, Inc., a privately-held Delaware corporation ("SNC"). During 2001, the Company intends to acquire 100% of the shares of SNC Common Stock. Pursuant to this proposed share acquisition, the Company anticipates issuing 0.032745 shares of the Company's Common Stock in exchange for each share of SNC common stock.

        The following table sets forth certain information regarding the beneficial ownership of SNC common stock (par value $0.001 per share) as of February 1, 2001, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2000, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2000 as a group. As of such date, SNC had 15,900,742 shares of common stock outstanding, 73.47% of which was held by the Company. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10421 South 500 West, Suite 550, Salt Lake City, Utah 84095.

SPORTSNUTS.COM, INC.                                                                Common Stock
                                                                                    ------------
                Directors, Executive Officers,
                       5% Stockholders                                   Number                 Percent of Class(1)
                       ---------------                                   ------                 ----------------
Kenneth Denos(2)                                                        183,713                      1.16%
Kenneth Forrest(3)                                                       15,000                        **
George Napier(4)                                                           -                           -
Gardner Management, Inc. Profit Sharing Plan and Trust(5)                  -                           -
Christopher Holly(6)                                                       -                           -
Eslie Barlow(7)                                                            -                           -
Terry & Marta Malloy as Joint Tenants(8)                                   -                           -
Alain Saman(9)                                                             -                           -
Daniel Klibanoff(10)                                                       -                           -
                                                                    -----------                    -------
All directors and officers as a group                                   198,713                      1.25%
(3 persons)


** Less than one percent

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 15,900,742 shares of SNC common stock outstanding as of February 1, 2001, and shares of SNC common stock subject to options or warrants held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options or warrants. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options and warrants to obtain additional SNC securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of SNC common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) President, Secretary, and Director of the Company. Includes 183,713 shares of SNC common stock held directly by Mr. Denos.

(3) Former President and Director of the Company. Includes 15,000 shares of SNC common stock held directly by Mr. Forrest.

(4) Former Chief Executive Officer and Director of the Company.

(5) Principal Shareholder of the Company

(6) Principal Shareholder of the Company.

(7) Principal Shareholder of the Company.

(8) Principal Shareholder of the Company.

(9) Principal Shareholder of the Company.

(10) Principal Shareholder of the Company.


CHANGE OF CONTROL

        Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of February 1, 2001, the balance of the Note, including interest as accrued, was convertible into 5,220,000 shares of Common Stock of the Company. On March 30, 2000, the Company filed the Note and its accompanying Security Agreement ("Security Agreement") with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

        Presently, the Company is in default with respect to the Note and risks the sale and disposition of critical tangible and intangible assets comprising the collateral under the Security Agreement. Effective May 30, 2000, in exchange for a temporary forbearance of the Note holder to exercise its rights under the Security Agreement, the Company amended the Note (hereafter, the "Amendment") to grant voting rights to the holder of the Note with respect to the number of shares reserved for issuance in the event of a conversion of the Note.

        As of February 1, 2001, the Company had 3,889,301 shares of voting Common Stock issued and outstanding. The Amendment gave the Note holder the right to vote all 5,220,000 shares of Common Stock reserved for issuance from the conversion of the Note, without requiring conversion thereof. The exercise of these voting rights will enable the Note holder to take action with or without a meeting of the stockholders, on any such items that would be voted upon by the stockholders at a meeting duly called and convened under Delaware law, including, without limitation, the election of the Board of Directors. A copy of the Amendment was filed as an exhibit to Form 8-K as filed by the Company with the Securities and Exchange Commission on June 15, 2000.


Item 12: Certain Relationships and Related Transactions.

        Effective April 15, 1999, the Company entered into a consulting agreement with Moore, Clayton & Co., a private investment and advisory firm, to receive strategic financial and marketing consulting services.

The agreement, now terminated, provided for a retainer of $5,000 per month, with consulting services to be drawn against the retainer at the rate of $200 per hour. Anthony Moore, former Executive Co-Chairman of the Company, is a principal of Moore, Clayton & Co.

        Effective  July 1, 1999,  the Company  entered into a second  consulting agreement with Moore, Clayton & Co., to run concurrently with the first agreement described in the paragraph above. The second agreement, now terminated, provided for a cash payment of $10,000 per month and reimbursement of expenses as they are incurred. Anthony Moore, former Executive Co-Chairman of the Company, is a principal of Moore, Clayton & Co.

        Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company to the Gardner Management, Inc. Profit Sharing Plan and Trust, a principal shareholder of the Company, in exchange for $450,000 in cash proceeds ("GMI Note"). As of February 1, 2001, the GMI Note, together with interest as accrued, is convertible into 5,220,000 shares of Common Stock. On March 30, 2000, the Company filed the GMI Note with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

        Effective July 15, 2000, the Company entered into a consulting agreement with Eslie Barlow ("Barlow Agreement"), a principal shareholder of the Company. The agreement (as amended and restated) provided for the issuance of 250,000 shares of Common Stock for services rendered to the Company. On November 29, 2000, the Company filed the amended and restated Barlow Agreement with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8.

        Effective August 7, 2000, the Company sold and issued 1,000,000 shares of Common Stock to Eslie Barlow, a principal shareholder of the Company, in exchange for $50,000 in cash proceeds and the conversion of certain promissory notes issued by the Company to Mr. Barlow in the aggregate principal amount of approximately $42,000.

        Effective January 3, 2001, the Company entered into an advertising services agreement with Christopher Holly, a principal shareholder of the Company ("Holly Agreement"). The agreement provided for the promotion of the Company's products and services by Mr. Holly in exchange for the issuance of warrants to acquire up to 600,000 shares of the Company's Common Stock at an exercise price of $0.083 per share. On January 10, 2001, the Company filed the Holly Agreement with the Securities and Exchange Commission as an Exhibit to the Company's Registration Statement on Form S-8.

     Beginning in April, 1999 and continuing throughout 1999 until the end of the year 2000, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 2,290,000 shares of its Common Stock pursuant to the Company's 1999 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from regis-tration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

Item 13: Exhibits and Reports on Form 8-K.

         (a)      Documents Filed as a Part of this Report

                  (1)      Financial Statements

                  See "Item 7 - Financial Statements Required by Form 10-KSB."

                  (2)      Financial Statement Schedules

                  The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of HJ & Associates, LLC, the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

         Report of HJ & Associates, LLC, Independent Accountants, on Financial Statement Schedules.

                  (3)      Exhibits

                  See "Index to Exhibits."

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

INDEX TO EXHIBITS

    Number                                                    Exhibits
      3.1              Amended and Restated Certificate of Incorporation of
                       SportsNuts.com International, Inc., a Delaware corpora-
                       tion.(1)

      3.2 Amended and Restated Bylaws of SportsNuts.com Interna-tional, Inc., a Delaware orporation.(2)

     10.1              Convertible Promissory Note and Security Agreement among
                       Gardner Management Profit Sharing Plan and Trust,
                       SportsNuts.com, Inc., Sportzz.com, Inc., and the
                       Company, including amendments, dated February 1, 2000.(3)

     10.2              Employment Agreement with Kenneth Denos dated November
                       16, 1998.(4)

     10.3              Consulting Agreement with Mark Johnson dated November
                       22, 2000.(9)

     10.4 Advertising Services Agreement with Christopher Holly dated January 3, 2001.(10)

     10.5              SportsNuts.com International, Inc. 1999 Stock Option
                       Plan. (11)

     21.1              Subsidiaries of the Registrant.(12)

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

(5) Filed as an Exhibit to Form S-8 filed with the Commission on December 21, 2000.


(6) Filed as an Exhibit to Form S-8 filed with the  Commission  on January  11,
2001.

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

                                          SPORTSNUTS.COM INTERNATIONAL, INC


Dated: March 22, 2001                     By:   /s/ Kenneth I. Denos
                                          --------------------------------
                                                    Kenneth I. Denos
                                                    President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature              Title                          Date
     ---------              -----                          ----
 /s/ Kenneth I. Denos       President and sole Director    March 22,2001
---------------------      (Principal Executive Officer)
                           (Principal Financial and Accounting
                            Officer)