Form 10QSB
period 2001-03-31
SPORTSNUTS COM INTERNATIONAL INC
filed 2001-05-15
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 2001

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

             For the  transition   period  from  ________  to  ___________
                       Commission file number: 333-14477

                                SPORTSNUTS, INC.
                               ---------------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                            87-0561426
     --------                                            ----------

     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                     Identification No.)

     The Towers at South Towne II,   Suite 550,
     10421 South 400 West,
     Salt Lake City, UT                                  84094
     ------------------                                  ----------------
   (Address of principal executive offices)              Zip Code

                                (801) 816-2500 )
                                --------------
                           Issuer's telephone number )

                       SPORTSNUTS.COM INTERNATIONAL, INC. )
                       -----------------------------------
  (Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2001, the Company had outstanding 5,239,301 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2001.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

                                    CONTENTS

Consolidated Balance Sheets.................................................. 2

Consolidated Statements of Operations........................................ 4

Consolidated Statements of Stockholders' Equity (Deficit).................... 5

Consolidated Statements of Cash Flows........................................ 6

Notes to the Consolidated Financial Statements............................... 9

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                            March 31,          December 31,
                                              2001               2000
                                        ----------------      ---------------
                                         (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)    $       12,130        $           651
   Accounts receivable, net (Note 1)              7,062                  7,361
   Inventory, net (Notes 1 and 2)                 8,935                 11,650
   Prepaid expenses                              12,439                 27,917
                                        ---------------        ---------------

     Total Current Assets                        40,566                 47,579
                                        ---------------        ---------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                            518,789                518,789
   Computer software                            721,809                721,809
   Furniture and office equipment               189,019                189,019
   Less - accumulated depreciation             (764,113)              (652,429)
                                        ---------------        ----------------
     Total Property and Equipment               665,504                777,188
                                        ---------------        ----------------

     TOTAL ASSETS                       $       706,070        $       824,767
                                        ===============        ===============


            See the accompanying notes to the consolidated financial
                                   statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           ------------------   -----------------
                                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $        1,200,013  $       1,197,146
   Accrued expenses                                                                   536,268            465,647
   Notes payable, current portion (Note 4)                                            155,000            155,000
   Notes payable, related parties (Note 3)                                            482,000            489,500
                                                                             ----------------  -----------------

     Total Current Liabilities                                                      2,373,281          2,307,293
                                                                             ----------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 5,239,301 and 3,397,095 shares issued
    and outstanding, respectively                                                      10,479              6,794
   Stock subscription receivable                                                       (1,600)            -
   Additional paid-in capital                                                      18,037,001         17,708,296
   Accumulated deficit prior to the development stage                             (13,139,071)       (13,139,071)
   Accumulated deficit since the inception of the
    development stage                                                              (6,574,376)        (6,058,901)
                                                                             ----------------    ---------------

     Total Stockholders' Equity (Deficit)                                          (1,667,211)        (1,482,526)
                                                                             ----------------    ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          706,070  $         824,767
                                                                           ==================  =================

           See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                      From
                                                                                                 Inception of the
                                                                                                    Development
                                                                                                     Stage on
                                                                                                   March 1, 2000
                                                                 For the Three Month                  Through
                                                                      March 31,                      March 31,
                                                       ---------------------------------------
                                                               2001                    2000             2001
                                                       ------------------  -------------------    --------------
NET SALES                                              $               -   $                -      $           -
                                                       ------------------  -------------------    --------------
EXPENSES
   General and administrative                                     254,165           1,041,172          5,417,029
   Selling and marketing                                          195,520             187,435            774,318
   Research and development                                        46,149              63,995            260,200
                                                       -------------------    ----------------   ---------------
       Total Expenses                                             495,834           1,292,602         6,451,547
                                                       ------------------     ---------------     --------------

LOSS FROM OPERATIONS                                            (495,834)         (1,292,602)        (6,451,547)
                                                       ------------------     --------------     ---------------
OTHER INCOME (EXPENSES)
   Interest expense                                              (26,839)            (10,451)          (136,346)
   Interest income                                                   101               1,271              1,397
   Other income                                                    5,300              -                  13,050
   Gain on forgiveness of debt                                     1,797              -                  35,623
   Loss on sale of assets                                          -                  -                 (36,553)
                                                       ------------------     --------------       ------------

     Total Other Income (Expenses)                               (19,641)             (9,180)          (122,829)
                                                       -----------------      --------------       ------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                            (515,475)         (1,301,782)        (6,574,376)

INCOME TAX EXPENSE                                                  -                   -                  -
                                                       ------------------     ---------------      -------------

LOSS FROM CONTINUING OPERATIONS                                 (515,475)         (1,301,782)        (6,574,376)

LOSS FROM DISCONTINUED
OPERATIONS (Note 10)                                                                 (546,577)             -
                                                       ------------------     ---------------     --------------

NET LOSS                                               $        (515,475)     $    (1,848,359)  $    (6,574,376)
                                                       =================      ===============    ==============

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                     $           (0.11)    $         (1.42)
   Loss from discontinued operations                                -                  (0.59)
                                                       ------------------     ---------------
     Basic Loss Per Share                              $           (0.11)              (2.01)
                                                       ==================     ===============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                            4,630,550             919,918
                                                       =================     ===============

            See the accompanying notes to the consolidated financial
                                  statements.
                                        4

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                    Additional
                                                                                    Paid-In
                                     Preferred Stock          Common Stock          Capital
                                     ---------------------    ------------------    ------------
                                     Shares     Amount        Shares   Amount
                                     ------     ----------    -------  ---------
Balance, December 31, 1999                 -    $        -    894,918   $ 1,790     $ 12,494,031

Issuance of common stock for cash
(net of issuance costs of $15,000)         -             -    927,383     1,855          458,146

Warrants issued below market value         -           -            -         -        3,592,418

Preferred shares issued for cash     178,000         356            -         -          394,644

Stock offering costs                       -           -            -         -          (19,500)

Shares issued for services                 -           -      945,800     1,892          720,035

Shares issued for debt payment             -           -      504,200     1,008           50,771

Shares issued for exercise of stock
options                                    -           -       50,000       100            7,900

Shares issued for exercise of warrants
                                           -           -       74,794       149            9,851
Net loss for the year ended December
31, 2000                                   -           -            -        -                 -

                                 ------------     ------    -----------  -------   -------------

Balance, December 31, 2000           178,000         356    3,397,095     6,794       17,708,296

Issuance of common stock for cash
(unaudited)                                -           -      500,000     1,000           49,000

Warrants issued below market value
(unaudited)                                -           -            -         -           77,940

Shares issued for services (unaudited)     -           -      350,000       700           75,950

Shares issued for exercise of stock
options (unaudited)                        -           -       80,000       160           12,640

Shares issued for exercise of warrants
for cash (unaudited)                       -           -      712,206     1,425           63,575

Shares issued for exercise of warrants
for services rendered (unaudited)          -           -      200,000       400           49,600

Net loss for the three months end
March 31, 2001 (unaudited)                 -           -            -          -              -
                                    --------  ----------  ----------   --------   -------------

Balance, March 31, 2001 (unaudited)  178,000  $      356    5,239,301   $10,479  $  18,037,001
                                    -=======  ==========  ============   =======  =============

            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  (continued)

                                                          Stock         Total
                                         Accumulated      Subscription  Stockkholders
                                         Deficit          Receivable    Equity (Deficit)
                                         -----------      -----------   ----------------
Balance, December 31, 1999            $ (11,940,918)      $     -       $   554,903

Issuance of common stock for cash
(net of issuance costs of $15,000)6               -             -           460,001

Warrants issued below market value8               -             -         3,592,418

Preferred shares issued for cash                  -             -           395,000

Stock offering costs                              -             -           (19,500)

Shares issued for services                        -             -           721,927

Shares issued for debt payment                    -             -            51,779

Shares issued for exercise of stock
options                                           -             -             8,000

Shares issued for exercise of warrants            -             -            10,000

Net loss for the year ended December
December 31, 2000   -                    (7,257,054)            -        (7,257,054)

                                     --------------     --------------   ----------

Balance, December 31, 2000              (19,197,972)            -        (1,482,526)

Issuance of common stock for cash
(unaudited)                                      -              -            50,000

Warrants issued below market value
(unaudited)                                      -              -            77,940

Shares issued for services (unaudited)           -              -            76,650

Shares issued for exercise of stock
options (unaudited)                              -          (1,600)          11,200

Shares issued for exercise of warrants
for cash (unaudited)                             -              -            65,000

Shares issued for exercise of warrants
for services rendered (unaudited                 -              -            50,000

Net loss for the three months end
March 31, 2001 (unaudited)                (515,475)             -          (515,475)
                                     -------------      -------------    ----------

Balance, March 31, 2001 (unaudited)  $ (19,713,447)     $      (1,6$0)  $(1,667,211)


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                                   From
                                                                                                             Inception of the
                                                                                                               Development
                                                                                                                 Stage on
                                                                                                              March 1, 2000
                                                                For the Three Months Ended                       Through
                                                                         March 31,                              March 31,
                                                                -------------------------------------
                                                                          2001               2000                  2001
                                                                ------------------- -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $         (515,475) $      (1,848,359)  $      (6,574,376)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                          111,684            118,502             496,472
     Common stock issued for services                                       76,650             -                  798,577
     Warrants issued below market value                                     77,940            732,125           3,385,196
     Loss on sale of fixed assets                                           -                  -                   36,553
     Gain on forgiveness of debt                                            (1,797)            -                  (35,623)
     Warrants exercised for services                                        50,000             -                   50,000
     Options exercised for services                                          3,342             -                    3,342

   Changes in operating assets and liabilities:
     Accounts receivable                                                       299             (7,090)             14,530
     Inventory                                                               2,715              2,480              12,521
     Restricted cash                                                        -                  -                  110,000
     Other current assets                                                   15,478           (108,068)            125,967
     Accounts payable                                                       10,922            382,166             108,566
     Accrued expenses                                                       72,221            (82,992)            328,514
                                                                ------------------  -----------------   -----------------

       Net Cash Used in Operating Activities                               (96,021)          (736,238)         (1,139,761)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                       -                  -                   79,714
   Purchases of property and equipment                                      -                (139,817)            (36,014)
                                                                ------------------  -----------------   -----------------

       Net Cash Provided (Used) in
       Investing Activities                                                 -                (139,817)            43,700
                                                                ------------------  -----------------  ------------------




            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                From
                                                                                                          Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                            March 1, 2000
                                                                For the Three Months Ended                     Through
                                                                          March 31,                          March 31,
                                                                ---------------------------------------
                                                                        2001                2000                   2001
                                                                ------------------- ------------------- -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                  -                 575,000             277,000
   Proceeds from issuance of common stock                                   50,000            250,000             293,009
   Proceeds from issuance of preferred stock                                -                  -                  395,000
   Proceeds from exercise of stock warrants                                 65,000             -                   65,000
   Stock offering costs                                                     -                 (15,000)            (19,500)
   Principal payments of notes payable                                      (7,500)           (33,000)            (20,000)
                                                                ------------------- -----------------   -----------------

       Net Cash Provided by Financing Activities                $          107,500  $         777,000   $         990,509
                                                                ------------------  -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               $           11,479  $         (99,055)  $        (105,552)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                           651            148,647             117,682
                                                                ------------------  -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                      $           12,130 $           49,592   $         12,130
                                                                =================== ==================  =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                     $               37  $           494     $          3,058
   Income taxes                                                 $           -       $          -        $         -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                             $           76,650  $          -        $        798,577

   Common stock issued to convert notes
   payable and interest                                         $           -       $          -        $         41,771

   Equipment exchanged for reduction of
   accounts payable                                             $           -       $          -        $          7,626

   Common stock issued for reduction of
   accounts payable                                             $           -       $          -        $         10,000


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                                From
                                                                                                          Inception of the
                                                                                                             Development
                                                                                                               Stage on
                                                                                                            March 1, 2000
                                                                For the Three Months Ended                    Through
                                                                         March 31,                            March 31,
                                                                ---------------------------------------
                                                                        2001                2000                  2001
                                                                ------------------- ------------------- -----------------------
SUPPLEMENTAL CASH FLOW INFORMATION (continued)

   Common stock issued for warrants exercised
   through services rendered                                    $           50,000  $          -        $          50,000

   Common stock issued for options exercised
   through services rendered                                    $            3,342  $          -        $           3,342

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                            $            7,858  $          -        $           7,858

   Common stock issued for options exercised
   for stock subscription receivable                            $            1,600  $          -        $           1,600


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

              a. Organization and Description of Business

              SportsNuts, Inc. (formerly SportsNuts.com International, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. On April 15, 2001 the Company changed its name from SportsNuts.com International, Inc. to SportsNuts, Inc. Prior to the reorganization with SportsNuts.com, Inc. ("SportsNuts"), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company. On March 1, 2000, the Company reentered the development stage when it discontinued the operations of its direct sales division (see Note 10).

              On April 6, 1999, the Company acquired (the "Reorganization") approximately eighty-one percent (81%) of the outstanding capital stock of SportsNuts, a privately held company. The Reorganization was accounted for as a reverse merger into a non-operating public company, wherein SportsNuts was treated as the accounting acquirer. In conjunction with the Reorganization, the Company changed its name from Durwood, Inc. to SportsNuts.com International, Inc. and effected a 2.213 for 1 forward stock split of all the outstanding shares of its common stock on April 6, 1999. All references to common stock have been retroactively restated.

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

              On July 28, 1999, the Company issued 47,244 shares of its common stock to certain shareholders of Sportzz.com, Inc. ("Sportzz") in exchange for all of the issued and outstanding shares of Sportzz common stock. In addition, cash consideration of $100,000 was paid as part of the acquisition. The acquisition was accounted for as a purchase per APB No. 16.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                            Computer hardware       3 years
                            Computer software       3 years
                            Office equipment        7 years


              Depreciation expense for the three months ended March 31, 2001 and 2000 was $111,684 and $118,502 respectively.

              f. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $24,922 as of March 31, 2001 and December 31, 2000.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              j. Basic Loss Per Share

                                                                                For the Three Months Ended
                                                                                        March 31,
                                                                         ----------------------------------------
                                                                             2001                 2000
                                                                         ------------------    ------------------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $        (515,475)    $      (1,301,782)
                     Shares (denominator)                                        4,630,550               919,918
                     Per share amount                                    $           (0.11)    $           (1.42)

              Basic loss per share from discontinued operations:

                     Loss (numerator)                                    $          -          $        (546,577)
                     Shares (denominator)                                           -                    919,918
                     Per share amount                                    $          -          $           (0.59)


              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

              k.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of March 31, 2001.

              At March 31, 2001, the Company had net operating loss carryforwards of approximately $11,500,000 that may be offset against future taxable income through 2020. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                                 SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l. Research and Development

              The  Company   follows  the  policy  of  charging   research  and
              development costs to expense as incurred.

              m.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of March 31, 2001, there were 2,115,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

              n.  Unaudited Consolidated Financial Statements

              The accompanying unaudited financial statements include all of the adjustments, which, in the opinion of management, are necessary for a fair presentation. Such adjustements are of a normal recurring nature.


NOTE 2 -      INVENTORY

              Inventory consisted of the following:

                                                                               March 31,           December 31,
                                                                                  2001                  2000
                                                                         --------------------- ----------------------
                                                                              (Unaudited)


              Finished goods                                             $          12,818     $          15,533
              Reserve for obsolete inventory                                        (3,883)               (3,883)
                                                                         --------------------  --------------------

                        Total                                            $           8,935     $          11,650
                                                                         ====================  ===================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                        March 31,             December 31,
                                                                                         2001                     2000
                                                                                    ------------------  -------------------
                                                                                        (Unaudited)
              Note payable to a shareholder,  secured by tangible and intangible assets of the Company,  interest at 16%,  principal  and interest due April 1, 2000. Note is convertible into common
               stock of the Company at $.10 per share.                            $         450,000     $         450,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                               27,000                27,000

              Notes payable to related individuals, unsecured,
               interest at 12%, due on demand.                                                5,000                12,500
                                                                                  ------------------     ----------------

                         Total notes payable - related parties                              482,000               489,500

                          Less: current portion                                            (482,000)             (489,500)
                                                                                  -----------------      ----------------

                          Long-term notes payable                                 $               -      $             -
                                                                                  =================      ===============


              Maturities of notes payable - related parties are as follows:

                      Year Ending
                         March 31,                                                                  Amount
              ----------------------------------                                               -----------------
                         2002                                                                  $          482,000
                                                                                               ------------------

                         Total                                                                 $          482,000
                                                                                               ==================

NOTE 4 - NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                        March 31,            December 31,
                                                                                          2001                   2000
                                                                                    ----------------     ---------------------
                                                                                       (Unaudited)


              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               1, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                         $          20,000     $          20,000

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 4 - NOTES PAYABLE (Continued)


              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                  20,000                20,000

              Note  payable  to  an  individual,  unsecured,  interest  at  10%, principal  and interest due June 26,  2000.  Note is  convertible into common stock of the Company at $1.00
               per share.                                                                   50,000                50,000

              Note  payable  to  an  individual,  unsecured,  interest  at  18%, principal and interest due August 15, 2001.  Note is  convertible into common stock of the Company at $0.25
               per share.                                                                   50,000                50,000

              Note payable to an individual, unsecured,
               interest at 16%, due on demand.                                              15,000                15,000
                                                                                  ----------------       ---------------

                         Total notes payable                                               155,000               155,000

                          Less: current portion                                           (155,000)            (155,000)
                                                                                  ----------------       --------------

                          Long-term notes payable                                 $             -        $           -
                                                                                  ================       ==============


              Maturities of notes payable are as follows:

                     Year Ending
                       March 31,                                                                     Amount
              --------------------------                                                       -----------------

                           2002                                                                $          155,000
                                                                                               ------------------

                          Total                                                                $          155,000
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

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 5 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

              Effective July 5, 2000, the Company issued 50,000 shares of common stock valued at approximately $0.63 per share in satisfaction of obligations for consulting services received by the Company.

              Effective July 15, 2000, the Company issued 200,000 shares of common stock valued at approximately $0.41 per share in satisfaction of obligations for consulting services received by the Company.

              Effective  August 15 through  September 28, 2000, the Company sold
              and  issued   1,402,383  shares  of  its  Common  Stock  to  seven
              accredited investors.

              Effective September 1, 2000, the Company issued 20,000 shares of common stock valued at $0.75 per share in satisfaction of obligations for consulting services received by the Company.

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

              Effective November 20, 2000, the Company issued 450,000 shares of common stock valued at approximately $0.63 in satisfaction of obligations for consulting services received by the Company.


              Effective December 19, 2000, the Company issued 74,794 shares of common stock at a price of approximately $0.13 in exchange for the exercise of warrants held by certain individuals.

              Effective December 29, 2000, the Company issued 50,000 shares of common stock at a price of $0.16 in exchange for the exercise of stock options held by certain employees of the Company.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 5 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

              Effective January 2, 2001, the Company issued 350,000 shares of common stock valued at $0.219 per share in satisfaction of obligations for public relations services received by the Company.

              Effective January 3, 2001, the Company issued 300,000 shares of common stock at a price of approximately $0.083 in exchange for the exercise of warrants held by certain individuals.

              Effective January 8, 2001, the Company issued 80,000 shares of common stock at a price of $0.16 in exchange for the exercise of stock options held by certain employees and consultants of the Company.

              Effective January 12, 2001, the Company issued 37,402 shares of common stock at a price of approximately $0.1337 in exchange for the exercise of warrants held by certain individuals.

              Effective February 2, 2001, the Company issued 300,000 shares of common stock at a price of approximately $0.083 in exchange for the exercise of warrants held by certain individuals.

              Effective February 15, 2001, the Company issued 74,804 shares of common stock at a price of approximately $0.1337 in exchange for the exercise of warrants held by certain individuals.

              Effective February 21, 2001, the Company sold and issued 500,000 shares of its Common Stock at a price of $0.10 per share.

              Effective March 14, 2001, the Company issued 200,000 shares of common stock at a price of $0.25 in exchange for the exercise of warrants held by certain individuals.


NOTE 6 -      OPTIONS AND WARRANTS

              Options

              The following tables summarize the information regarding stock options at March 31, 2001:

                      Options outstanding at December 31, 2000                                           2,195,000
                      Options exercised                                                                   (80,000)
                                                                                                -----------------
                      Options outstanding at March 31, 2001                                              2,115,000
                                                                                                ==================

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average       Exercisable at     Average
                    Exercise         March 31,       Contractual       Exercise        March 31,        Exercise
                       Price          2001            Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $            0.16         2,115,000            4.33  $          0.16           414,000   $       0.16


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 6 -      OPTIONS AND WARRANTS (Continued)

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been unchanged as indicated below:

                                                                            March 31,
                                                              -----------------------------------------
                                                                       2001                  2000
                                                              -------------------    ---------------------
              Net loss as reported                            $        (515,475)     $    (1,848,359)
              Pro forma net loss                                       (515,475)          (1,848,359)
              Basic loss per share as reported                            (0.11)               (2.01)
              Pro forma basic loss per share                              (0.11)               (2.01)


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

              Warrants

              During the quarter ended March 31, 2001, the Company issued warrants to acquire 825,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.072 to $0.152. All warrants issued were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at March 31, 2001. All the warrants are exercisable at March 31, 2001.

                      Warrants outstanding at December 31, 2000                           2,047,558
                      Warrants granted                                                      825,000
                      Warrants exercised                                                   (912,206)
                                                                                    ---------------
                      Warrants outstanding at March 31, 2001                              1,960,352
                                                                                    ==================

                      Weighted average exercise price of warrants
                        outstanding at March 31, 2001                               $          1.34
                                                                                    ===============

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 6 -      OPTIONS AND WARRANTS (Continued)

                                                              Number of           Weighted
                                                              Warrants            Average             Weighted
                                                            Outstanding at        Remaining           Average
                                                              March 31,         Contractual          Exercise
                      Range of Exercise Prices                2001               Life                Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.072 - $0.40                               713,000                0.64  $             0.22
                      $0.75 - $1.00                                185,167                2.65  $             0.77
                      $2.00                                      1,040,000                3.05  $             2.00
                      $15.20 - $40.00                               22,185                0.17  $            23.27

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                      Risk-free interest rate                                                        4.45% - 6.68%
                      Expected life                                                                  1 - 36 Months
                      Expected volatility                                                              1.04 - 2.92
                      Dividend yield                                                                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $77,940 and $732,125 during the three months ended March 31, 2001 and 2000, respectively. The expense is included in the general and administrative amount in the statement of operations.

NOTE 7 -       OPERATING LEASES

              The Company leases two (2) different office facilities under non-cancelable operating leases expiring in 2004. Rental expense for the three months ended March 31, 2001 and 2000 was $33,766 and $30,324, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $1,783 and $2,056 for the three months ended March 31, 2001 and 2000, respectively.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:


               Year Ending
              December 31,                                                                              Amount
              ------------                                                                      ------------------
              2001                                                                              $          135,934
              2002                                                                                         136,852
              2003                                                                                         133,648
              2004                                                                                          54,729
              2005 and thereafter                                                                             -
                                                                                                ------------------

                   Total minimum lease payments                                                 $          461,163
                                                                                                ==================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

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

              The net loss for the three months ended March 31, 2001 and 2000 was $515,475 and $1,848,359, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2001 and December 31, 2000

NOTE 9 -      RELATED PARTY TRANSACTIONS (Continued)

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


                                                                                 For the Three Months
                                                                                    Ended March 31,
                                                                         ---------------------------------------
                                                                                    2001           2000
                                                                         -------------------   -----------------
                                                                               (Unaudited)

              NET SALES                                                  $                -    $          41,188
                                                                         ------------------    -----------------
              OPERATING EXPENSES
                Cost of sales                                                             -               34,136
                General and administrative                                                -              277,990
                Selling and marketing                                                     -              225,932
                Research and development                                                  -               50,421
                                                                         -------------------   -----------------
                   Total Operating Expenses                                               -              588,479
                                                                         -------------------   -----------------

              LOSS FROM OPERATIONS                                                        -             (547,291)
                                                                         -------------------   -----------------
              OTHER INCOME (EXPENSES)
                Interest expense                                                          -                 (257)
                Interest income                                                           -                  971
                                                                         -------------------   -----------------
                  Total Other Income (Expense)                                            -                  714
                                                                         -------------------   -----------------

              LOSS BEFORE INCOME TAX (EXPENSE)                                            -             (546,577)
              INCOME TAX (EXPENSE)                                                        -                    -
                                                                         -------------------   ------------------
              LOSS FROM DISCONTINUED OPERATIONS                          $                -    $        (546,577)
                                                                         ===================   =================

NOTE 11 -     SUBSEQUENT EVENT

              Effective April 15, 2001, the Company signed an agreement to aquire Rocky Mountain Sports Alliance, Inc. ("RMSA"), a sports management firm located in Salt Lake City, Utah. The RMSA currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. The Company exchanged 3,800,000 shares of its common stock for all of the issued and outstanding shares of RMSA. The acquisition will be accounted for as a purchase per APB No. 16 and RMSA will become a wholly owned subsidiary of the Company.

item 2. NANAGEMEN'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONN AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of SportsNuts, Inc. (hereafter, "SportsNuts" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

         Historically, SportsNuts had been an online, personalized sports community offering a comprehensive bundle of sports, outdoors, and fitness-related products, services, and information in a club environment. The Company had attempted to combine the three forces of sports, the Internet, and direct sales in an effort to build a targeted online customer base of sports enthusiasts. Virtually all of the revenues generated in the past two years have been generated in connection with the Company's direct sales operations. With the discontinuation of its direct sales operations on March 1, 2000, the Company has since focused solely on becoming a technology and marketing resource to the amateur sports market. In connection with this change in focus, the Company anticipates generating future revenues primarily from the following six sources
(i) online registration/administration service fees, (ii) amateur sports organization fundraising and sponsorships, (iii) website advertising, (iv) e-commerce commissions, (v) website hosting, and (vi) sports event management fees. Therefore, future sources of revenue are expected to be substantially different from those realized through the end of February, 2000. No revenues were generated from these five sources during the last ten months of 2000 and the first three months of 2001. The ability to generate revenues during the year 2001 and beyond depends substantially upon the Company's ability to attract users and traffic to its web site which, in turn, creates use of online registration, fundraising, sponsorships, advertising and e-commerce. The Company's ability to attract such traffic requires significant systems development, marketing and personnel costs, which requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

         Future expenses which comprise cost of goods sold are expected to be principally comprised of systems costs to administer the revenue generating features on the amateur sports Internet site, as well as potential fee sharing expenses to organizations involved in sports event management, fundraising, and online registration and administration.

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

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2001 and 2000. The balances discussed below include both results from continuing operations and from operations that were discontinued during the period ended March 31, 2000, as indicated in Note 10 of the footnotes to the consolidated financial statements.

         Revenues. The Company generated no net revenues during the three month period ended March 31, 2001, compared with net revenues of $41,188 during the first quarter of 2000. This decrease was due to the fact that the Company discontinued its direct sales operations effective March 1, 2000. Historically, all revenues generated by the Company have been through its direct sales operations. Future revenues are expected to be generated from the Company's amateur sports business, although the Company anticipates that such revenues will be relatively minimal during the remainder of the year 2001.

         Cost of Sales. The Company incurred no cost of sales for the three month period ended March 31, 2001 compared to $34,136 during the first quarter of 2000. Such costs historically consisted of commission payments to the direct sales distribution force, as well as the cost of the distributor kits, sales aids, and products sold through the distributor force and through e-commerce transactions. The decrease from the prior year is directly related to the corresponding decrease in revenues, due to the discontinuation of the Company's direct sales operations as of March 1, 2000.

         General and Administrative Expenses. General and administrative expenses for the three-months ended March 31, 2001 were $254,165, a 81% decrease from $1,319,162 during the first quarter of 2000. This decrease was principally due to the recognition of $732,125 in expenses relating to issuances of warrants during the first quarter of the year 2000. Management has made a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy- related expense. The number of employees at the Company decreased substantially due to the discontinuation of the Company's direct selling operations. Payroll expense and professional fees accounted for approximately $69,434 and $32,841, respectively, of general and administrative expenses during the first quarter, as compared to $319,803 and $73,772 during the first quarter of 2000.

         Selling and Marketing Expenses. Selling and marketing expenses for the three month period ended March 31, 2001 were $195,520, an 53% decrease from $413,367 during the first quarter of 2000. The decrease was primarily attributable to the discontinuation of the direct sales operations as of March 1, 2000, in which distributor related marketing expenses were eliminated. The Company has attempted to curtail spending in this area given its current financial position. The Company anticipates that selling and marketing expenses in the future will increase as a sales channel to the amateur sports organizations throughout the United States is developed.

         Product Development. Product research and development expenditures were $46,149 during the three months ended March 31, 2001, as compared to $114,416 for the three months ended March 31, 2000, a decrease of 60%. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). Net other expense totaled $19,641 for the three months ended March 31, 2001, compared to net expense of $8,466 for the three months ended March 31, 2000. This expense is comprised primarily of interest expenses related to balances on Company credit cards and short term loans. The increase in interest expense in the first quarter of 2001 is due to interest accrued on various short term loans to support the Company's ongoing funding needs as well as interest charges on past due accounts payable. Such past due accounts did not exist during the first quarter of the prior year.

Liquidity and Capital Resources

         As of March 31, 2001, the Company's primary source of liquidity consisted of $12,130 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with a local financial institution. Since inception, SportsNuts has financed its operations through a combination of short and long- term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2001 of $19,713,447 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2000 and the three months ended March 31, 2001 was $7,257,054 and $515,475, respectively. The Company anticipates a substantial net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

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

Recent Acquisition of Sports Management Company

         Effective April 15, 2001, the Company signed an agreement to aquire Rocky Mountain Sports Alliance, Inc. ("RMSA"), a sports management firm located in Salt Lake City, Utah. The RMSA currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. Management believes that the addition of the RMSA to the Company's technology solutions gives SportsNuts a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations. The Company also anticipates that its online revenues will be enhanced by the value-added services that the RMSA provides to its affiliated events and participating organizations.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

         When used in this report, the words, "believe," "plan," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. These forward- looking statements speak only as of the date hereof. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved.

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

         Dependence on Market Awareness of Brand. If the Company fails to successfully promote the "SportsNuts" or "SportsNuts.com" brand name or if the Company incurs significant expenses promoting and maintaining this brand name, there could be a material adverse effect on the Company's business, results of operations, and financial condition. Due in part to the emerging nature of the market for Internet management solutions and the substantial resources available to many of the Company's competitors, there may be a time- limited opportunity to achieve and maintain a significant market share. Developing and maintaining awareness of the Company's brand name is critical to achieving widespread acceptance of the Company's management and reporting systems. Furthermore, the importance of brand recognition will increase as competition in the market for the Company's products and services increases. Successfully promoting and positioning the Company's brand will depend largely on the effectiveness of the Company's marketing efforts, event management capabilities, and its ability to attract a large number of amateur sports enthusiasts to its Web site on a consistent basis. Consequently, the Company may need to increase its financial commitment to creating and maintaining brand awareness among consumers.

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

         Development Stage Company. The Company was organized on July 12, 1996. Since the date of its inception, the Company has incurred substantial losses and has not yet generated a profit. To achieve any significant measure of profitability, the Company must increase the number of sports events under management and create substantial activity through its Web Site to generate revenues, and there is no assurance that the Company will do so in the future or that such revenue generation will ultimately lead to the Company becoming profitable.

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

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has submitted applications to the USPTO for trademark protection for the name "SportsNuts.com" with respect to the following classes of products and services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. Currently the mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company, the Company has not vigorously pursued finalization of its trademark applications and the status of such applications is presently in doubt. If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts or SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

         Securities Eligible for Public Trading. Of the 5,239,301 shares of the Company's Common Stock outstanding at March 31, 2001, approximately 2,600,000 are  freely  tradeable  or  immediately  eligible  for  resale  under  Rule  144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common

Stock. The Company has also filed a registration statement with respect to its 1999 Stock Option Plan (subsequently amended and restated), the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

         Applicability of Low Priced Stock Risk Disclosure Requirements. The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

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

ITEM 2.        CHANGES IN SECURITIES

               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of May 1, 2000, the Company is in default with respect to the Note. As of April 1, 2001, the principal amount of the Note, together with interest as accrued, is convertible into approximately 5,395,562 shares of common stock. The Note and its accompanying Security Agreement have been filed as an exhibit to the Company's 1999 annual report on form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

               Effective April 30, 2001, the shareholders, by majority written consent, approved the Company's

Amended and Restated 2000 Stock Option Plan and a restatement of the Company's Certificate of Incorporation providing for a change of the Company's corporate name from SportsNuts.com International, Inc. to SportsNuts, Inc. The Company has filed its Amended and Restated 2000 Stock Option Plan and Restated Certificate of Incorporation as Exhibits to this Form 10-QSB.


ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:
               the following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

        Number       Exhibits
        3.1          Amended and Restated Certificate of Incorporation of
                     SportsNuts, Inc.

        3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.

        10.1 Convertible Promissory Note and Security Agreement among gARDNER Management Profit Sharing Plan and Trust,
                     SportsNuts.com, Inc., Sportzz.com,Inc., and the Company, including amendments, dated February 1, 2000. (1)

        10.2         Consulting Agreement with Mark Johnson dated November 22,
                     2000. (2)

        10.6         SportsNuts, Inc. Amended and Restated 2000 Stock Option Plan

        21.1         Subsidiaries of the Registrant.(3)

        27.1         Financial Data Schedule

-----------

       (1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000.

       (2) Filed as an Exhibit to the Company's Registration Statement on Form S-8, filed with the Commission on December 21, 2000.

       (3) Filed as an Exhibit to the Company's quarterly report Form 10-QSB filed with the Commission on May 19, 1999.

               SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SPORTSNUTS, INC.


Dated:  May 14, 2001       By:  /s/ Kenneth I. Denos
                           --------------------------------
                                Kenneth I. Denos
                                Dhief Financial Officer

Exhibit Index

        Number       Exhibits
        3.1          Amended and Restated Certificate of Incorporation of
                     SportsNuts, Inc.

        3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.

        10.1 Convertible Promissory Note and Security Agreement among gARDNER Management Profit Sharing Plan and Trust,
                     SportsNuts.com, Inc., Sportzz.com,Inc., and the Company, including amendments, dated February 1, 2000. (1)

        10.2         Consulting Agreement with Mark Johnson dated November 22,
                     2000. (2)

        10.6         SportsNuts, Inc. Amended and Restated 2000 Stock Option
                     Plan

        21.1         Subsidiaries of the Registrant.(3)


-----------

       (1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000.

       (2) Filed as an Exhibit to the Company's Registration Statement on Form S-8, filed with the Commission on December 21, 2000.

       (3) Filed as an Exhibit to the Company's quarterly report Form 10-QSB filed with the Commission on May 19, 1999.