Form 10QSB
period 2001-06-30
SPORTSNUTS COM INTERNATIONAL INC
filed 2001-08-14
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 2001

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                  the SecuritiesExchange Act of 1934

             For the transition period from ________ to ___________ Commission file number: 333-14477

                                SPORTSNUTS, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                               87-0561426
     --------                                               ----------

     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                         Identification No.)

    The Towers at South Towne II,
    10421 South 400 West, Suite 550
    Salt Lake City, UT                                      84094
    -------------------------------------                   ---------------
   (Address of principal executive offices)

                                 (801) 816-2500
                                 --------------
                          (Issuer's telephone number )


  --------------------------------------------------------------------------
  (Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2001, the Company had outstanding 12,634,004 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2001.

                                    CONTENTS

Consolidated Balance Sheets.................................................. 2

Consolidated Statements of Operations........................................ 4

Consolidated Statements of Stockholders' Equity (Deficit).................... 6

Consolidated Statements of Cash Flows........................................ 7

Notes to the Consolidated Financial Statements.............................. 10

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                         JUNE 30,              December 31,
                                         2001                  2000
                                         ---------------       ----------------
                                         (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)    $      148,256         $           651
   Accounts receivable, net (Note 1)             10,913                   7,361
   Inventory, net (Notes 1 and 2)                 6,542                  11,650
   Prepaid expenses                              10,509                  27,917
                                           ------------            ------------

     Total Current Assets                       176,220                  47,579

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                            722,534                 518,789
   Computer software                            721,809                 721,809
   Furniture and office equipment               193,819                 189,019
   Less - accumulated depreciation             (881,882)               (652,429)
                                          -------------           -------------
     Total Property and Equipment               756,280                 777,188
                                          -------------           -------------

OTHER ASSETS

   Goodwill, net (Note 12)                      171,302                  -
                                          -------------           -------------

     Total Other Assets                         171,302                  -
                                          -------------           -------------

     TOTAL ASSETS                        $    1,103,802         $       824,767
                                         ==============         ===============

            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                        June 30,                December 31,
                                                        2001                    2000
                                                        ---------------         ---------------
                                                        (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                     $     1,097,927         $    1,197,146
   Accrued expenses                                             597,693                465,647
   Capital leases, current portion (Note 13)                     56,471                 -
   Notes payable, current portion (Note 4)                      167,000                115,000
   Notes payable, related parties (Note 3)                      459,000                529,500
                                                         --------------         --------------

     Total Current Liabilities                                2,378,091              2,307,293
                                                         --------------         --------------

LONG-TERM LIABILITIES

   Capital leases (Note 13)                                     275,784                 -
                                                        ---------------         --------------

     Total Long-Term Liabilities                                275,784                 -
                                                        ---------------         --------------

     TOTAL LIABILITIES                                        2,653,875              2,307,293
                                                        ---------------         --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding              356                     356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 12,634,004 and 3,397,095 shares issued
    and outstanding, respectively                               25,268                   6,794
   Stock subscription receivable                                (1,600)                 -
   Additional paid-in capital                               18,651,286              17,708,296
   Accumulated deficit prior to the development stage      (13,139,071)            (13,139,071)
   Accumulated deficit since the inception of the
    development stage                                       (7,086,312)             (6,058,901)
                                                       ---------------          --------------

     Total Stockholders' Equity (Deficit)                   (1,550,073)             (1,482,526)
                                                       ---------------          --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                       $     1,103,802          $      824,767
                                                       ===============          ==============


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                   For the Three Months Ended
                                                                           June 30,
                                                            ---------------------------------------
                                                                  2001                   2000
                                                            ---------------         ---------------
NET SALES                                                   $       133,377         $        -
                                                            ---------------         ---------------

OPERATING EXPENSES
   Cost of Sales                                                     57,898                  -
   General and administrative                                       390,459               1,724,666
   Selling and marketing                                            274,617                 248,306
   Research and development                                          49,929                  79,264
                                                            ---------------         ---------------

     Total Operating Expenses                                       772,903               2,052,236
                                                            ---------------         ---------------

LOSS FROM OPERATIONS                                               (639,526)             (2,052,236)
                                                            ---------------         ---------------

OTHER INCOME (EXPENSES)
   Interest expense                                                 (33,086)                (29,930)
   Interest income                                                      146                   1,006
   Other income                                                      21,414                   3,100
   Gain on forgiveness of debt                                      139,116                  -
   Loss on sale of assets                                            -                      (26,203)
                                                            ---------------         ---------------

     Total Other Income (Expenses)                                  127,590                 (52,027)
                                                            ---------------         ---------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                               (511,936)             (2,104,263)

INCOME TAX EXPENSE                                                   -                       -
                                                            ---------------         ---------------

NET LOSS                                                    $      (511,936)        $    (2,104,263)
                                                            ===============         ===============

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                          $         (0.05)        $         (2.26)

   Loss from discontinued operations                                 -                       -
                                                            ---------------         ---------------
     Basic Loss Per Share                                   $         (0.05)        $         (2.26)
                                                            ===============         ===============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                              10,873,488                 929,643
                                                            ===============         ===============



            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                                                    From
                                                                                              Inception of the
                                                                                                 Development
                                                                                                  Stage on
                                                                                                March 1, 2000
                                                               For the Six Months Ended             Through
                                                                           June 30,                June 30,
                                                       --------------------------------------  -----------------
                                                               2001                2000             2001
                                                       ------------------  ------------------  -----------------
NET SALES                                              $          133,377  $           -       $         133,377
                                                       ------------------  ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                   57,898              -                  57,898
   General and administrative                                     647,623           2,768,801          5,807,488
   Selling and marketing                                          467,138             432,776          1,048,935
   Research and development                                        96,078             143,260            310,129
                                                       ------------------  ------------------    ---------------

     Total Operating Expenses                                   1,268,737           3,344,837          7,224,450
                                                       ------------------  ------------------  -----------------

LOSS FROM OPERATIONS                                           (1,135,360)         (3,344,837)        (7,091,073)
                                                       ------------------  ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                               (59,925)            (40,382)          (169,432)
   Interest income                                                    247               2,277              1,543
   Other income                                                    26,714               3,100             34,464
   Gain on forgiveness of debt                                    140,913              -                 174,739
   Loss on sale of assets                                          -                  (26,203)           (36,553)
                                                       ------------------  ------------------  -----------------

     Total Other Income (Expenses)                                107,949             (61,208)             4,761
                                                       ------------------  ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                           (1,027,411)         (3,406,045)        (7,086,312)

INCOME TAX EXPENSE                                                 -                   -                  -
                                                       ------------------  ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                (1,027,411)         (3,406,045)        (7,086,312)

LOSS FROM DISCONTINUED
OPERATIONS (Note 10)                                               -                 (546,577)            -
                                                       ------------------  ------------------  -----------------

NET LOSS                                               $       (1,027,411) $       (3,952,622) $      (7,086,312)
                                                       ==================  ==================  =================

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                     $            (0.13) $            (3.68)
   Loss from discontinued operations                               -                    (0.59)
                                                       ------------------  ------------------
     Basic Loss Per Share                              $            (0.13) $            (4.27)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                             7,769,265             924,808
                                                       ==================  ==================

            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                   Additional
                                                                                     Paid-In
                                     Preferred Stock          Common Stock           Capital
                                   ---------------------     ------------------  -------------
                                   Shares      Amount       Shares      Amount
                                   --------- -----------    ---------   --------
Balance, December 31, 1999                 - $         -      894,918   $ 1,790   $ 12,494,031

Issuance of common stock for cash
(net of issuance costs of $15,000)         -           -      927,383     1,855        458,146

Warrants issued below market value         -           -            -         -      3,592,418

Preferred shares issued for cash     178,000         356            -         -        394,644

Stock offering costs                       -           -            -         -       (19,500)

Shares issued for services                 -           -      945,800     1,892        720,035

Shares issued for debt payment             -           -      504,200     1,008         50,771

Shares issued for exercise of stock
options                                    -           -       50,000       100          7,900

Shares issued for exercise of warrants     -           -       74,794       149          9,851

Net loss for the year ended December
31, 2000                                   -           -            -         -              -
                                    --------    --------    ---------   --------   -----------

Balance, December 31, 2000           178,000         356    3,397,095     6,794     17,708,296

Issuance of common stock for cash
(unaudited)                                -           -    1,000,000     2,000         98,000

Warrants/Options issued below
market value (unaudited)                   -           -            -         -        183,435

Shares issued for services (unaudited)     -           -    1,525,000     3,050        132,350

Shares issued for exercise of stock
options (unaudited)                        -           -      980,000     1,960         55,840

Shares issued for exercise of warrants
for cash (unaudited)                       -           -      712,206     1,425         63,575

Shares issued for exercise of warrants
for services rendered (unaudited)          -           -      990,000     1,980        210,622

Shares issued for debt payment
(unaudited)                                -           -      229,703       459         16,768

Shares issued for purchase of Rocky        -
Mountain Sports Alliance (unaudited)                   -    3,800,000     7,600        182,400

Net loss for the six months ended
June 30, 2001 (unaudited)                  -           -            -         -              -
                                     -------  ----------  -----------   -------  -------------
Balance, June 30, 2001 (unaudited)   178,000  $      356   12,634,004   $25,268  $  18,651,286
                                     =======  ========== ============   =======  =============

            See the accompanying notes to the consolidated financial
                                  statements.


                                        6(A)

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (continued)

                                                      Stock               Total
                                   Accumulated    Subscription        Stockholder's
                                    Deficit        Receivable        Equity (Deficit)
                                  ------------    --------------     ----------------
Balance, December 31, 1999        $ (11,940,918)   $            -     $ 554,903

Issuance of common stock for cash
(net of issuance costs of $15,000)             -                -       460,001

Warrants issued below market value             -                -     3,592,418

Preferred shares issued for cash               -                -       395,000

Stock offering costs                           -                -       (19,500)

Shares issued for services                     -                -       721,927

Shares issued for debt payment                 -                -        51,779

Shares issued for exercise of stock
options                                        -                -         8,000

Shares issued for exercise of warrants         -                -        10,000

Net loss for the year ended December
31, 2000                              (7,257,054)                    (7,257,054)
                                   --------------   -------------  -------------

Balance, December 31, 2000           (19,197,972)               -    (1,482,526)

Issuance of common stock for cash
(unaudited)                                    -                -       100,000

Warrants/Options issued below
market value (unaudited)                       -                -        183,435

Shares issued for services (unaudited)         -                -        135,400

Shares issued for exercise of stock
options (unaudited)                            -          (1,600)         56,200

Shares issued for exercise of warrants
for cash (unaudited)                           -                -         65,000

Shares issued for exercise of warraants
for services rendered (unaudited)              -                -        212,602

Shares issued for debt payment
(unaudited)                                    -                -         17,227

Shares issued for purchase of Rocky            -
Mountain Sports Alliance (unaudited)                            -        190,000

Net loss for the six months ended
June 30, 2001 (unaudited)             (1,027,411)                     (1,027,411)
                                   -------------     -------------    ----------
Balance, June 30, 2001 (unaudited$  (20,225,383)     $     (1,600)    (1,550,073)
                                   =============     =============   ===========

            See the accompanying notes to the consolidated financial
                                  statements.


                                        6(B)

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                               From
                                                                                                         Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                            March 1, 2000
                                                                    For the Six Months Ended                   Through
                                                                             June 30,                          June 30,
                                                                -------------------------------------   -----------------
                                                                      2001               2000                   2001
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $       (1,027,411) $      (3,952,622)  $      (7,086,312)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                          229,239            235,489             614,027
     Amortization of goodwill                                                9,016             -                    9,016
     Common stock issued for services                                      135,400             37,500             857,327
     Warrants issued below market value                                    183,435          1,889,625           3,490,691
     Loss on sale of fixed assets                                           -                  26,203              36,553
     Gain on forgiveness of debt                                          (139,116)            -                 (172,942)
     Warrants exercised for services                                       212,602             -                  212,602
     Options exercised for services                                          3,342             -                    3,342

   Changes in operating assets and liabilities:
     Accounts receivable                                                    (3,552)            (6,874)             10,679
     Inventory                                                               5,108             10,326              14,914
     Restricted cash                                                        -                 110,000             110,000
     Other current assets                                                   26,210            (36,286)            136,699
     Accounts payable and accrued expenses                                 179,945            436,921             533,882
     Advances payable                                                       32,499             -                   32,499
     Deferred revenue                                                      (22,043)            -                  (22,043)
                                                                ------------------  -----------------   -----------------

       Net Cash Used in Operating Activities                              (175,326)        (1,249,718)         (1,219,066)
                                                                ------------------  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                       -                  35,885              79,714
   Purchases of property and equipment                                      -                (139,817)            (36,014)
                                                                ------------------  -----------------   -----------------

       Net Cash Provided (Used) in
       Investing Activities                                                 -                (103,932)             43,700
                                                                ------------------  -----------------   -----------------


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                               From
                                                                                                         Inception of the
                                                                                                             Development
                                                                                                             Stage on
                                                                                                            March 1, 2000
                                                                   For the Six Months Ended                    Through
                                                                         June 30,                              June 30,
                                                                -------------------------------------   -----------------
                                                                       2001               2000                   2001
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable - related parties                 4,000            622,000               4,000
   Proceeds from issuance of notes payable                                  -                  -                  277,000
   Proceeds from issuance of common stock                                  100,000            645,000             343,009
   Proceeds from issuance of preferred stock                                -                  -                  395,000
   Proceeds from exercise of stock options                                  45,000             -                   45,000
   Proceeds from exercise of stock warrants                                 65,000             -                   65,000
   Cash received upon acquisition of subsidiary                             20,420             -                   20,420
   Stock offering costs                                                     -                 (34,500)            (19,500)
   Cash received from capital lease                                         96,011             -                   96,011
   Principal payments of notes payable - related parties                    (7,500)           (25,000)            (20,000)
                                                                ------------------  -----------------   -----------------
       Net Cash Provided by Financing Activities                $          322,931  $       1,207,500   $       1,205,940
                                                                ------------------  -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               $          147,605  $        (146,150)  $          30,574

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                           651            148,647             117,682
                                                                ------------------  -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                      $          148,256  $           2,497   $         148,256
                                                                ==================  =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                     $            1,105  $           2,235   $           4,126
   Income taxes                                                 $           -       $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                             $          135,400  $          -        $         857,327

   Common stock issued to convert notes
   payable and interest                                         $           17,227  $          -        $          58,998


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                              From
                                                                                                         Inception of the
                                                                                                            Development
                                                                                                            Stage on
                                                                                                           March 1, 2000
                                                                     For the Six Months Ended               Through
                                                                             June 30,                       June 30,
                                                                -------------------------------------   -----------------
                                                                       2001               2000                2001
                                                                ------------------  -----------------   -----------------
SUPPLEMENTAL CASH FLOW INFORMATION (continued)

   Equipment exchanged for reduction of
   accounts payable                                             $           -       $          -        $           7,626

   Common stock issued for reduction of
   accounts payable                                             $           -       $          -        $          10,000

   Common stock issued for warrants exercised
   through services rendered                                    $          212,602  $          -        $         212,602

   Common stock issued for options exercised
   through services rendered                                    $            3,342  $          -        $           3,342

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                            $            7,858  $          -        $           7,858

   Common stock issued for options exercised
   for stock subscription receivable                            $            1,600  $          -        $           1,600


            See the accompanying notes to the consolidated financial
                                  statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

                               Computer hardware         3 years
                               Computer software         3 years
                               Office equipment          7 years

              Depreciation expense for the six months ended June 30, 2001 and 2000 was $229,239 and $235,489 respectively.

              f. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $7,181 at June 30, 2001 and $24,922 as of December 31, 2000.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              j. Basic Loss Per Share

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                         ---------------------------------------
                                                                             2001                     2000
                                                                         ------------------    -----------------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $       1,027,411     $       3,406,045
                     Shares (denominator)                                        7,769,265               924,808
                     Per share amount                                    $           (0.13)    $           (3.68)

              Basic loss per share from discontinued operations:

                     Loss (numerator)                                    $          -          $         546,577
                     Shares (denominator)                                           -                    924,808
                     Per share amount                                    $          -          $           (0.59)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

              k.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of June 30, 2001.

              At June 30, 2001, the Company had net operating loss carryforwards of approximately $12,000,000 that may be offset against future taxable income through 2020. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l. Research and Development

              The  Company   follows  the  policy  of  charging   research   and
              development costs to expense as incurred.

              m.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of June 30, 2001, there were 4,600,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

NOTE 2 -      INVENTORY

              Inventory consisted of the following:

                                                                          June 30,                December 31,
                                                                            2001                   2000
                                                                         -----------------     -----------------
                                                                              (Unaudited)

              Finished goods                                             $           8,723     $          15,533
              Reserve for obsolete inventory                                        (2,181)               (3,883)
                                                                         -----------------     -----------------

                        Total                                            $           6,542     $          11,650
                                                                         =================     =================


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 3 - NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                     June 30,           December 31,
                                                                                       2001                 2000
                                                                                  -------------         ------------
                                                                                 (Unaudited)
              Note payable to a shareholder,  secured by tangible and intangible assets of the Company,  interest at 16%,  principal  and interest due April 1, 2000. Note is convertible into common
               stock of the Company at $.10 per share.                             $    450,000         $    450,000

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               1, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                -                   20,000

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                -                   20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                             9,000              27,000

              Notes payable to related individuals, unsecured,
               interest at 12%, due on demand.                                             -                  12,500
                                                                                    ------------         -----------
                     Total notes payable - related parties                               459,000             529,500

                     Less: current portion                                              (459,000)           (529,500)
                                                                                    ------------         ------------
                     Long-term notes payable                                      $        -             $     -
                                                                                  ==============         ============

              Maturities of notes payable - related parties are as follows:

                      Year Ending
                         June 30,                                                                  Amount
              --------------------------------                                                 -----------------
                         2002                                                                  $         459,000
                                                                                               -----------------

                         Total                                                                 $         459,000
                                                                                               =================


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 4 - NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                   June 30,             December 31,
                                                                                    2001                    2000
                                                                                 -----------------     -----------------
                                                                                 (Unaudited)
              Note payable to an individual,  secured by tangible  assets of the
               Company, interest at 16%, principal and interest due May 1, 2000.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                        $          20,000                  -

              Note payable to an individual,  secured by tangible  assets of the
               Company, interest at 16%, principal and interest due May 4, 2000.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                                   20,000                  -

              Note  payable  to  an  individual,  unsecured,  interest  at  10%, principal  and interest due June 26,  2000.  Note is  convertible into common stock of the Company at $1.00
               per share.                                                                    50,000                50,000

              Note  payable  to  an  individual,  unsecured,  interest  at  18%, principal and interest due August 15, 2001.  Note is  convertible into common stock of the Company at $0.25
               per share.                                                                    50,000                50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                               22,000                  -

              Notes payable to an individual, unsecured,
               interest at 12%, due on demand.                                                5,000                  -

              Note payable to an individual, unsecured,
               interest at 16%, due on demand.                                                 -                   15,000
                                                                                    ----------------     ----------------
                     Total notes payable                                                    167,000               115,000

                     Less: current portion                                                 (167,000)             (115,000)
                                                                                   ----------------      ----------------
                     Long-term notes payable                                       $           -         $             -
                                                                                   ================      ================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 4 - NOTES PAYABLE (Continued)

              Maturities of notes payable are as follows:

                     Year Ending
                       June 30,                                                                      Amount
              ---------------------------                                                      -----------------

                           2002                                                                $         167,000
                                                                                               -----------------
                          Total                                                                $         167,000
                                                                                               =================

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

              Effective March 14, 2001, the Company issued 200,000 shares of common stock at a price of $0.25 in exchange for the exercise of warrants held by certain individuals for services rendered.

              Effective April 1, 2001, the Company issued 1,175,000 shares of common stock valued at $0.05 per share in satisfaction of obligations for consulting services received by the Company.

              Effective April 15, 2001, the Company issued 3,800,000 shares of common stock , valued at $0.05 per share to acquire the Rocky Mountain Sports Alliance.

              Effective May 1, 2001, the Company issued 900,000 shares of common stock at a price of $0.05 in exchange for the exercise of stock options held by a consultant of the Company.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE 5 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

              Effective May 15, 2001, the Company issued 229,703 shares of common stock valued at $0.075 per share in satisfaction of notes payable due to an individual by the Company.

              Effective May 16, 2001, the Company sold and issued 500,000 shares of its common stock at a price of $0.10 per share.

              Effective May 31, 2001, the Company issued 790,000 shares of common stock at a price of approximately $0.21 in exchange for the exercise of warrants held by certain individuals for services rendered.

NOTE 6 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at June 30, 2001:

                      Options outstanding at December 31, 2000                                           2,195,000
                      Options granted                                                                    2,485,000
                      Options exercised                                                                   (80,000)
                                                                                                -----------------
                      Options outstanding at June 30, 2001                                               4,600,000
                                                                                                ==================

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                Range of            Outstanding       Remaining         Average       Exercisable at     Average
                Exercise             June 30,        Contractual       Exercise        June 30,         Exercise
                       Prices         2001            Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $     0.03 - 0.16         4,600,000            4.40  $          0.09           434,000   $       0.15

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                June 30,
                                                              ----------------------------------------------------
                                                                       2001                              2000
                                                              -------------------------------   ------------------------
              Net loss as reported                            $        (1,027,411)              $    (3,952,622)
              Pro forma net loss                                       (1,101,277)                   (3,952,622)
              Basic loss per share as reported                              (0.13)                        (4.27)
              Pro forma basic loss per share                                (0.14)                        (4.27)

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000



NOTE 6 -      OPTIONS AND WARRANTS (Continued)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        4.63% - 6.12%
                      Expected life                                                                      4-5 Years
                      Expected volatility                                                              2.18 - 2.33
                      Dividend yield                                                                           0.0

              Non-Employee Stock Options

              On April 6, 2001, the Company issued options to acquire 20,000 shares of common stock. These options were issued at an exercise price of $0.03. On April 25, 2001, the Company issued options to acquire 900,000 shares of common stock. These options were issued at an exercise price of $0.05. The options issued in 2001 have maturities of five years. The options issued were to non-employees of the Company. The following tables summarize the information regarding non- employee options outstanding at June 30, 2001. All the options are exercisable at June 30, 2001.

                      Options outstanding at January 1, 2001                                                -
                      Options granted                                                                     920,000
                      Options exercised                                                                  (900,000)
                                                                                                -----------------

                     Options outstanding at June 30, 2001                                                 20,000
                                                                                               =================

                                     Number of        Weighted                         Number of
                                     Options          Average          Weighted        Options           Weighted
                                    Outstanding       Remaining        Average       Exercisable at      Average
                 Exercise            June 30,        Contractual       Exercise        June 30,         Exercise
                   Price              2001              Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $            0.03            20,000            4.70  $          0.03            20,000   $       0.03

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                               Risk free interest rate                                                 4.63% - 5.22%
                               Expected life                                                           1 - 60 Months
                               Expected volatility                                                       2.29 - 2.36
                               Dividend yield                                                                   0.0

              As a result of applying SFAS No. 123, the Company had an expense of $91,916 during the six months ended June 30, 2001. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000



NOTE 6 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              During the six months ended June 30, 2001, the Company issued warrants to acquire 1,050,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.04 to $0.152. All warrants issued were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at June 30, 2001. All the warrants are exercisable at June 30, 2001.

                               Warrants outstanding at December 31, 2000                                  2,047,558
                               Warrants granted                                                           1,050,000
                               Warrants expired                                                            (20,982)
                               Warrants exercised                                                       (1,702,206)
                                                                                                       -----------
                               Warrants outstanding at June 30, 2001                                     1,374,370
                                                                                                       ===========


                               Weighted average exercise price of warrants
                                 outstanding at June 30, 2001                                        $         1.66
                                                                                                      =============

                                                              Number of           Weighted
                                                              Warrants            Average             Weighted
                                                            Outstanding at        Remaining           Average
                                                             June 30,           Contractual          Exercise
                      Range of Exercise Prices                2001               Life                Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.056 - $0.096                              148,000                0.39  $             0.08
                      $0.75 - $1.00                                185,167                1.47  $             0.77
                      $2.00                                      1,040,000                1.78  $             2.00
                      $15.20 - $40.00                                1,203                0.08  $            40.00

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                      Risk-free interest rate                                                        3.61% - 6.68%
                      Expected life                                                                  1 - 36 Months
                      Expected volatility                                                              1.04 - 3.10
                      Dividend yield                                                                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $91,519 and $1,889,625 during the six months ended June 30, 2001 and 2000, respectively. The expense is included in the general and administrative amount in the statement of operations.

NOTE 7 -       OPERATING LEASES

              The Company leases two (2) different office facilities under non-cancelable operating leases expiring in 2004. Rental expense

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 7 -       OPERATING LEASES (Continued)

              for the six months ended June 30, 2001 and 2000 was $78,233 and $73,881, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $3,674 and $4,334 for the six months ended June 30, 2001 and 2000, respectively.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                            Amount
              ------------                                                                      ------------------

              2001                                                                              $        135,934
              2002                                                                                       136,852
              2003                                                                                       133,648
              2004                                                                                        54,729
              2005 and thereafter                                                                           -
                                                                                                -----------------

                   Total minimum lease payments                                                 $        461,163
                                                                                                ================


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

              The net loss for the six months ended June 30, 2001 and 2000 was $1,027,411 and $3,952,622, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

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

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                         ---------------------------------------
                                                                                    2001             2000
                                                                         -------------------   -----------------
                                                                                (Unaudited)

              NET SALES                                                  $                -    $          41,188
                                                                         -------------------   -----------------
              OPERATING EXPENSES
                Cost of sales                                                             -               34,136
                General and administrative                                                -              277,990
                Selling and marketing                                                     -              225,932
                Research and development                                                  -               50,421
                                                                         ------------------   ------------------
                   Total Operating Expenses                                               -              588,479
                                                                         ------------------   ------------------
              LOSS FROM OPERATIONS                                                        -             (547,291)
                                                                         ------------------   ------------------
              OTHER INCOME (EXPENSES)
                Interest expense                                                          -                 (257)
                Interest income                                                           -                  971
                                                                         ------------------   ------------------
                  Total Other Income (Expense)                                            -                  714
                                                                         ------------------   ------------------
              LOSS BEFORE INCOME TAX (EXPENSE)                                            -             (546,577)
              INCOME TAX (EXPENSE)                                                        -               -
                                                                         ------------------   ------------------
           LOSS FROM DISCONTINUED OPERATIONS                             $                -   $        (546,577)
                                                                         ==================   ==================

                                       22

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000



NOTE 11 - SEGMENT REPORTING

              SportsNuts, Inc.'s reportable segments are business units that offer different products and services. The Company has three reportable business segments: online services, sports event management and information technology consulting. The online services segment provides internet team and league management for amateur sports organizations and online registrations for sporting events. The sports event management segment creates, promotes and manages sporting events. The information technology consulting segment provides services related to computer hardware, software and websites.

              The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 1). All significant intersegment transactions have been eliminated in the consolidated financial statements.

              Financial information as of and for the six months ended June 30, 2001 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------
              Cash                                        $          41,606  $           26,356  $           80,294
              Fixed assets, net                                     553,823               4,371             198,086
              Total assets                                          782,080              39,246             466,289
              Total liabilities                                   2,337,744               9,382             480,880
              External revenues                                       2,403             110,144              20,830
              Cost of goods sold                                     -                   51,947               5,950
              Other income (expense)                                111,402                  90             (3,543)
              Segment profit (loss) before tax effect           (1,033,003)              20,182            (14,590)

NOTE 12 -     BUSINESS COMBINATION

              On April 15, 2001, the Company acquired Rocky Mountain Sports Alliance (RMSA) by exchanging 3,800,000 shares of its common stock for all of the common stock of RMSA. The transaction was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $180,318 is being amortized over 5 years by the straight-line method. Amortization expense amounted to $9,016 for the six months ended June 30, 2001.

              The results of operations of RMSA are included in the consolidated financial statements from the date of acquisition.

              Unaudited pro forma consolidated results of operations for the six months ended June 30, 2001 as though RMSA had been acquired as of January 1, follows:

              The unaudited pro forma consolidated results include the amounts for the Company and RMSA and six months of amortization of goodwill.
                                       23

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000

NOTE 12 -     BUSINESS COMBINATION (Continued)

                                                                                June 30, 2000
                                                                             -----------------

                     Sales                                                   $         133,377
                     Net loss                                                       (1,073,296)
                                                                             ------------------

                     Basic and diluted earnings per share                    $           (0.14)
                                                                             ==================

              The unaudited pro forma results of operations are not necessarily indicative of what the results would have been had the acquisition actually occurred on the dates indicated, and are not necessarily representative of future results of operations.

NOTE 13 -     CAPITAL LEASES

              Obligations under the capital lease at June 30, 2001 are as follows:

                    Payable in monthly principal and interest payments
                    of $7,351 for 60 months beginning June 30, 2001,
                    interest rate of 11.76%, secured by fixed assets        $          441,060

                    Less amounts representing taxes and interest                      (108,805)
                                                                            ------------------
                    Total capital leases                                               332,255
                    Less current portion                                               (56,471)
                                                                            ------------------
                    Capital leases - long-term portion                      $          275,784
                                                                            ------------------

             Future principal obligations of the capital leases payable are as follows:

                    Year Ending
                    June 30,                                                    Amount
                    -----------                                            -------------------
                    2002                                                    $           56,471
                    2003                                                                58,880
                    2004                                                                66,192
                    2005                                                                74,412
                    2006                                                                76,300
                                                                            ------------------
                         Total capital leases                               $          332,255
                                                                            ==================

           Depreciation expense of $5,659 associated with the equipment under capital lease was expensed during the six months ended June 30, 2001.

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

Overview

         SportsNuts, Inc. and its subsidiaries (collectively, the "Company" or "SportsNuts") provides unique solutions to the challenges faced by amateur athletes and the organizations in which they participate. The Company helps organize and manage a wide variety of sports events, providing online registration, event sponsorship, event coordination, online and offline promotion, and merchandise sales. The Company has also developed a suite of Internet-based tools that enable teams, leagues, and players to build their own online sports communities. Community members publish schedules, statistics, pictures, videos, and articles for free--all in a safe, secure, and easy-to-use website.

         The Company believes that it is the emerging technology leader in sports information systems and the only organization of its kind to complement its Internet solutions with offline marketing, sales, and support. The Company's mission is to become the ultimate resource for amateur athletes, fans, coaches, and sports event administrators.

         The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) information technology consulting revenues. The ability to generate revenues during the remainder of 2001 and beyond depends substantially upon the Company's resources available to market to and engage organizations and their members to receive these services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

         Expenses which comprise cost of goods sold are principally comprised of offline costs associated with the management and promotion of sporting events which the company has an active role. Also included in cost of goods sold are commissions paid for information technology consulting contracts. As more organizations utilize the online services, future expenses included in cost of goods sold will be costs to administer the revenue generating features on the amateur sports Internet site, as well as potential fee sharing expenses to organizations involved in sports event management, fundraising, and online registration and administration.

         General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. R&D expenses consist mainly of development expenses related to creating new technology applications. In the future, the Company anticipates significant expenditures in business development to create strategic alliances with third parties, and in developing a sales channel to the various amateur sports organizations throughout the United States.

         Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2001 and 2000. The balances discussed below include both results from continuing operations and from operations that were discontinued during the period ended June 30, 2000, as indicated in Note 10 of the footnotes to the consolidated financial statements.

         Revenues. The Company generated net revenues of $133,377 during the three month period ended June 30, 2001, compared with $0 in net revenues for the second quarter of 2000. For the six months ended June 30, 2001, net revenues were $133,377, a 224% increase compared to $41,188 in net revenues during the first six months of 2000. This increase was due to sales of the Company's online services, sports event management and promotion revenues, and information technology consulting revenues. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

         Cost of Sales. Cost of sales for the three month period ended June 30, 2001 was $57,898, compared to $0 for the second quarter of 2000. For the six month period ended June 30, 2001, cost of sales was $57,898, a 70% increase from $34,136 during the first half of 2000. This increase is attributable to expenses incurred pursuant to the delivery of the Company's online registration services and sports promotional services, and sales commissions paid in connection with technology consulting projects.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2001 were $390,459, a 77% decrease from $1,724,666 during the second quarter of 2000. General and administrative expenses for the six months ended June 30, 2001 were $647,623, a 79% decrease from $3,046,791 during the six months ended June 30, 2000. This decrease was principally due to the recognition of $1,889,625 in expenses relating to issuances of warrants during the first six months of the year 2000. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $77,861 and $80,088, respectively, of general and administrative expenses during the second quarter of 2001, as compared to $284,990 and $125,223 during the second quarter of 2000. For the six months ended June 30, 2001 payroll expense and professional fees totaled approximately $147,295 and 112,929, respectively, of general and administrative expenses as compared to $741,550 and $215,294 during the first six months of 2000.

         Selling and Marketing Expenses. Selling and marketing expenses for the three month period ended June 30, 2001 were $274,617, an 11% increase from $248,306 during the second quarter of 2000. For the six months ended June 30, 2001, selling and marketing expenses were $467,138, a 29% decrease from $658,708 during the six month period ended June 30, 2000. The decrease as compared to the first six months of 2000 was primarily attributable to the discontinuation of the direct sales operations as of March 1, 2000, in which distributor related marketing expenses were eliminated. The Company anticipates that selling and marketing expenses in the future will increase as a sales channel to the amateur sports organizations throughout the United States is developed.

         Product Development. Product research and development expenditures were $49,929 during the three months ended June 30, 2001, as compared to $79,264 for the three months ended June 30, 2000, a decrease of 37%. For the six months ended June 30, 2001, product development expenses were $96,078, a 50% decrease from $193,681 for the six months ended June 30, 2000. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other income of $107,949 for the six months ended June 30, 2001 compared to net other expense of $60,494 during the six months ended June 30, 2001. This income was generated principally from the forgiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

         As of June 30, 2001, the Company's primary source of liquidity consisted of $148,256 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2001 of $20,225,383 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2000 and the six months ended June 30, 2001 was $7,257,054 and $1,027,411, respectively. The Company anticipates a substantial net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

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

         The Company believes that its capital requirements are insufficient for ongoing operations, with current cash reserves virtually exhausted. Although efforts are presently underway to secure certain short term financing to enable the Company to meet its ongoing obligations, the Company requires considerable amounts of financing to make any significant advancements in its business strategy. There is no agreement in place with any source of financing, and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

Acquisition of Sports Management Company

         Effective April 15, 2001, the Company signed an agreement to aquire Rocky Mountain Sports Alliance, Inc. ("RMSA"), a sports management firm located in Salt Lake City, Utah. The RMSA currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. Management believes that the addition of the RMSA to the Company's technology solutions gives SportsNuts a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations. The Company also anticipates that its online revenues will be enhanced by the value-added services that the RMSA provides to its affiliated events and participating organizations. During the second quarter of 2001, the RMSA generated $110,144 in net revenues. The Company filed a report with the Securities and Exchange Commission on Form 8-K on June 5, 2001 summarizing the acquisition of the RMSA.

Creation of Consulting Subsidiaries

         During the second quarter of 2001, the Company began certain consulting activities through two wholly-owned subsidiares: Synerteck Incorporated, a Utah corporation ("Synerteck"), and Sports Management Partners, Inc., a Delaware corporation ("SMP"). Synerteck was created to be a technology partner with the Company for a variety of organizations, both sports and non-sports related, that require Information Technology ("IT") services. These services include website hosting, website design and maintenance, computer hardware leasing, and hardware and software programming and related services. During the second quarter of 2001, Synerteck generated $20,830 in net revenues. SMP was created to provide consulting services to sports organizations, principally management consulting and strategic advisory services, and the facilitation of introductions to SMP's contacts within the sports industry. SMP generated no net revenues during the second quarter of 2001.


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

         Development Stage Company. The Company was organized on July 12, 1996. Since the date of its inception, the Company has incurred substantial losses and has not yet generated a profit. To achieve any significant measure of profitability, the Company must increase the number of sports events under management and create substantial activity through its Web Site to generate additional revenues, and there is no assurance that the Company will do so in the future or that such revenue generation will ultimately lead to the Company becoming profitable.

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

     Growth Management. The Company anticipates that it will experience rapid growth in the next few years of operations. The management challenges imposed by this growth include entry into new
                                       29
markets, growth in the number of persons accessing the Web Site, management of affiliated sports organizations, employees and customers, expansion of facilities and computer systems necessary to accommodate such growth, and additions and modifications to the products and services offered through the Company's Web Site. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, computer, and management systems. If the Company is unable to manage growth effectively or hire or retain qualified personnel, the Company's business and results of operations could be materially adversely affected.

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

         Concentration of Voting Power. According to the terms of a certain convertible promissory note sold and issued by the Company to Gardner Management Profit Sharing Plan and Trust ("Trust"), the Trust possesses voting rights with respect to a substantial portion of the voting shares of the Company. Consequently, the trustee of the Trust possesses the ability to unilaterally control the election of the Company's Board of Directors. In addition, pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 66 2/3% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company. However, the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

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

         Securities Eligible for Public Trading. Of the 12,634,004 shares of the Company's Common Stock outstanding at June 30, 2001, approximately 7,500,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On August 18, 2000, Mediaworks, Inc., a Utah corporation ("Mediaworks"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to Mediaworks by the Company for media production services rendered. The Mediaworks complaint seeks to recover $8,409.77, including pre- and post- judgment interest, costs, and attorneys fees. On September 19, 2001, the Company filed an answer and counterclaim to the Mediaworks complaint alleging breach of contract for media production services that were paid for but not performed by Mediaworks. The Company's counterclaim seeks to recover $9,409.78, including costs and attorneys fees. On October 5, 2000, Mediaworks filed a reply to the Company's counterclaim.

               On December 15, 2000, North Star Printing, a Utah sole proprietorship ("NSP"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to NSP by the Company for printing services rendered. The NSP complaint seeks to recover $7,271.49, including costs and interest at the rate of 18% per annum on invoices more than 30 days past due. On January 5, 2001, the Company filed an answer to the NSP complaint. The Company is scheduled to appear at a pre-trial conference regarding the matter on August 31, 2001.

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


ITEM 2.   CHANGES IN SECURITIES

          (a)  Recent Sales in Unregistered Securities.
          Effective May 15, 2001, the Company sold and issued 500,000 shares if its Common Stock to an accredited investor in exchange for $50,000 in cash proceeds. The Company believes the transaction was exempt from the registra-tion provisions of the Securities Act of 1933 pursuant to (i) Rule 903 promul-gated pursuant to such act and (ii) Section 4(2) of such Act and Rule 506 pro-mulgated thereunder.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 10-QSB

INDEX TO EXHIBITS

               Number       Exhibits
               3.1          Amended and Restated Certificate of Incorporation of SportsNuts, Inc. (1)

               3.2          Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation (2).

               10.1         Convertible Promissory Note and Security Agreement among Gardner
                            Management Profit Sharing Plan and Trust, SportsNuts.com, Inc., Sportzz.com,
                            Inc., and the Company, including amendments, dated February 1, 2000. (3)

               10.2         Consulting Agreement with Mark Johnson dated November 22, 2000. (4)

               10.6         SportsNuts, Inc. Amended and Restated 2000 Stock Option Plan (5)

               10.7         Term Lease Master Agreement between Sports Management Partner IBM dated
                            May 31, 2001.

               21.1         Subsidiaries of the Registrant.


-----------

  (1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2001.

  (2) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2001.

  (3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000.

  (4) Filed as an Exhibit to the Company's Registration Statement on Form S-8, filed with the Commission on December 21, 2000.

  (5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2001.

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPORTSNUTS, INC.

Date:  August 14, 2001                     By:  /s/ Kenneth I. Denos
                                          -----------------------------------
                                                Kenneth I.Denos
                                                Chief Financial Officer

Exhibit Index

Number  Exhibits
------  ---------
3.1     Amended and Restated Certificate of Incorporation of SportsNuts, Inc.(1)

3.2     Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corp. (2)

10.1    Convertible Promissory Note and Security Agreement among
        Gardner Management Profit Sharing Plan and Trust,
        SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000. (3)

10.2    Consulting Agreement with Mark Johnson dated November 22, 2000. (4)

10.6    SportsNuts, Inc. Amended and Restated 2000 Stock Option Plan.   (5)

10.7    Term Lease Master Agreement between Sports Management Partner IBM dated
        May 31, 2001.

21.1    Subsidiaries of the Registrant.


-------------

(1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2001.

(2) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2001.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000.

(4) Filed as an Exhibit to the Company's Registration Statement on Form S-8, filed with the Commission on December 21, 2000.

(5) Filed as an Exhibit to the Company's quarterly report on Form 10- QSB, filed with the Commission on May 15, 2001.