Form 10QSB
period 2001-09-30
SPORTSNUTS  INC
filed 2001-11-13
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the  quarterly  period  ended  September  30,  2001

              [ ] Transition Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

             For the transition period from ________ to ___________ Commission file number: 333-14477______ to ___________

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

            The Towers at South Towne II,
            10421 South 400 West, Suite 550,
            Salt Lake City, Utah                             84095
            ----------------------------------               -----------------
            (Address of principal executive offices)

                                (801) 816-2500 )
                                 --------------
                           Issuer's telephone number )
--------------------------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, the Company had outstanding 20,114,004 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2001.

ITEM 1.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



                                    CONTENTS

Consolidated Balance Sheets................................................... 2

Consolidated Statements of Operations......................................... 4

Consolidated Statements of Stockholders' Equity (Deficit)..................... 6

Consolidated Statements of Cash Flows......................................... 7

Notes to the Consolidated Financial Statements............................... 10

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                              September 30,        December 31,
                                                                                2001               2000
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           38,974  $              651
   Accounts receivable, net (Note 1)                                                    2,270               7,361
   Inventory, net (Notes 1 and 2)                                                       6,542              11,650
   Prepaid expenses                                                                    14,943              27,917
                                                                           ------------------  ------------------

     Total Current Assets                                                              62,729              47,579
                                                                           ------------------  ------------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  722,534            518,789
   Computer software                                                                  721,809            721,809
   Furniture and office equipment                                                     193,819            189,019
   Less - accumulated depreciation                                                 (1,010,326)          (652,429)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     627,836            777,188
                                                                           ------------------  -----------------
OTHER ASSETS

   Goodwill, net (Note 12)                                                            162,286             -
                                                                           ------------------  -----------------

     Total Other Assets                                                               162,286             -
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          852,851  $         824,767
                                                                           ==================  =================

      See the accompanying notes to the consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             September 30,      December 31,
                                                                                 2001               2000
                                                                           ------------------  -----------------
                                                                              (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $          890,514  $       1,197,146
   Accrued expenses                                                                   673,118            465,647
   Capital leases, current portion (Note 13)                                           51,121             -
   Notes payable, current portion (Note 4)                                            167,000            115,000
   Notes payable, related parties (Note 3)                                            459,000            529,500
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,240,753          2,307,293
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Capital leases (Note 13)                                                           266,182             -
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                      266,182             -
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              2,506,935          2,307,293
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 20,114,004 and 3,397,095 shares issued
    and outstanding, respectively                                                      40,228              6,794
   Stock subscription receivable                                                       (1,600)            -
   Additional paid-in capital                                                      18,894,190         17,708,296
   Accumulated deficit prior to the development stage                             (13,139,071)       (13,139,071)
   Accumulated deficit since the inception of the
    development stage                                                              (7,448,187)        (6,058,901)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,654,084)        (1,482,526)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          852,851  $         824,767
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                               For the Three Months Ended
                                                                                       September 30,
                                                                           -------------------------------------
                                                                                 2001                 2000
                                                                           ------------------  -----------------
NET SALES                                                                  $           22,187  $          -
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                       12,853             -
   General and administrative                                                         406,113            484,698
   Selling and marketing                                                               85,163            199,718
   Research and development                                                            51,167             61,925
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         555,296            746,341
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (533,109)          (746,341)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (37,336)           (36,453)
   Interest income                                                                        177             -
   Other income                                                                         5,175                 50
   Gain on forgiveness of debt                                                        203,219              4,040
   Loss on sale of assets                                                              -                 (15,834)
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    171,235            (48,197)
                                                                           ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                                 (361,874)          (794,538)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (361,874) $        (794,538)
                                                                           ==================  =================

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                                         $            (0.02) $           (0.44)

   Loss from discontinued operations                                                   -                  -
                                                                           ------------------  -----------------
     Basic Loss Per Share                                                  $            (0.02) $           (0.44)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                                16,163,243          1,794,234
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

                                                                                                    From
                                                                                               Inception of the
                                                                                                 Development
                                                                                                  Stage on
                                                                                                March 1, 2000
                                                             For the Nine Months Ended             Through
                                                                  September 30,                 September 30,
                                                       ---------------------------------------------------------
                                                             2001                2000               2001
                                                       ------------------  ------------------  -----------------
NET SALES                                              $          155,565  $           -       $         155,565
                                                       ------------------  ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                   70,752              -                  70,752
   General and administrative                                   1,052,306           3,256,516          6,213,602
   Selling and marketing                                          552,439             629,493          1,134,098
   Research and development                                       148,538             205,185            361,296
                                                       ------------------  ------------------    ---------------

     Total Operating Expenses                                   1,824,035           4,091,194          7,779,748
                                                       ------------------  ------------------  -----------------

LOSS FROM OPERATIONS                                           (1,668,470)         (4,091,194)        (7,624,183)
                                                       ------------------  ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                               (97,261)            (76,834)          (206,768)
   Interest income                                                    423               2,267              1,720
   Other income                                                    31,889               3,175             39,639
   Gain on forgiveness of debt                                    344,133               4,040            377,958
   Loss on sale of assets                                          -                  (42,037)           (36,553)
                                                       ------------------  ------------------  -----------------

     Total Other Income (Expenses)                                279,184            (109,389)           175,996
                                                       ------------------  ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                           (1,389,286)         (4,200,583)        (7,448,187)

INCOME TAX EXPENSE                                                 -                   -                  -
                                                       ------------------  ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                (1,389,286)         (4,200,583)        (7,448,187)

LOSS FROM DISCONTINUED
OPERATIONS (Note 10)                                               -                 (546,577)            -
                                                       ------------------  ------------------  -----------------

NET LOSS                                               $       (1,389,286) $       (4,747,160) $      (7,448,187)
                                                       ==================  ==================  =================

BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                     $            (0.13) $            (3.45)
   Loss from discontinued operations                               -                    (0.45)
                                                       ------------------  ------------------
     Basic Loss Per Share                              $            (0.13) $            (3.90)
                                                       ==================  ==================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                            10,598,005           1,216,769
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                   Additional
                                                                                                                    Paid-In
                                                         Preferred Stock             Common Stock                   Capital
                                                      ------------------------      ----------------------       ------------
                                                       Shares           Amount      Shares         Amount

Balance, December 31, 1999                                      - $          -       894,918      $ 1,790        $ 12,494,031
Issuance of common stock for cash (net of
issuance costs of $15,000)                                      -            -        927,383        1,855            458,146
Warrants issued below market value                              -            -              -            -          3,592,418
Preferred shares issued for cash                          178,000          356              -            -            394,644
Stock offering costs                                            -            -              -            -           (19,500)
Shares issued for services                                      -            -        945,800        1,892            720,035
Shares issued for debt payment                                  -            -        504,200        1,008             50,771
Shares issued for exercise of stock options                     -            -         50,000          100              7,900
Shares issued for exercise of warrants                          -            -         74,794          149              9,851
Net loss for the year ended December 31, 2000                   -            -              -            -                  -
                                                    -------------   ----------     ----------     --------      -------------

Balance, December 31, 2000                                178,000          356      3,397,095        6,794         17,708,296
Issuance of common stock for cash (unaudited)                   -            -      1,000,000        2,000             98,000
Warrants/Options issued below market value (unaudited)          -            -              -            -            253,199
Shares issued for services (unaudited)                          -            -      4,525,000        9,050            216,350
Shares issued for exercise of stock options
  (unaudited)                                                   -            -      3,460,000        6,920             88,980
Shares issued for exercise of warrants for cash
  (unaudited)                                                   -            -        712,206        1,425             63,575
Shares issued for exercise of warrants for services
  rendered (unaudited)                                          -            -        990,000        1,980            210,622
Shares issued for debt payment (unaudited)                      -            -        229,703          459             16,768
Shares issued to an officer for debt payment and
  compensation (unaudited)                                      -            -      2,000,000        4,000             56,000
Shares issued for purchase of Rocky Mountain
Sports Alliance (unaudited)                                     -            -      3,800,000        7,600            182,400
Net loss for the nine months ended September 30,
  2001 (unaudited)                                              -            -              -           -                   -
                                                    ------------- ------------    -----------    ---------      -------------
Balance, September 30, 2001 (unaudited)                   178,000 $        356     20,114,004    $  40,228      $  18,894,190
                                                    ============= ============    ===========    =========      =============

      See the accompanying notes to the consolidated financial statements.


                                        6A

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (continued)

                                                                                       Stock               Total
                                                                 Accumulated        Subscription       Stockholder's
                                                                   Deficit           Receivable       Equity (Deficit)
                                                                 --------------   ---------------    -------------------
Balance, December 31, 1999                                       $ (11,940,918)   $             -        $    554,903
Issuance of common stock for cash (net of issuance costs of
$15,000)                                                                      -                 -             460,001
Warrants issued below market value                                            -                 -           3,592,418
Preferred shares issued for cash                                              -                 -             395,000
Stock offering costs                                                          -                 -            (19,500)
Shares issued for services                                                    -                 -             721,927
Shares issued for debt payment                                                -                 -              51,779
Shares issued for exercise of stock options                                   -                 -               8,000
Shares issued for exercise of warrants                                        -                 -              10,000
Net loss for the year ended December 31, 2000                       (7,257,054)                            (7,257,054)
                                                              ----------------- -----------------       -------------

Balance, December 31, 2000                                         (19,197,972)                 -          (1,482,526)
Issuance of common stock for cash (unaudited)                                 -                 -             100,000
Warrants/Options issued below market value (unaudited)                        -                 -             253,199
Shares issued for services (unaudited)                                        -                 -             225,400
Shares issued for exercise of stock options (unaudited)                       -            (1,600)             94,300
Shares issued for exercise of warrants for cash (unaudited)                   -                 -              65,000
Shares issued for exercise of warrants for services rendered
   (unaudited)                                                                -                 -             212,602
Shares issued for debt payment (unaudited)                                    -                 -              17,227
Shares issued to an officer for debt payment and
compensation (unaudited)                                                      -                 -              60,000
Shares issued for purchase of Rocky Mountain Sports
Alliance (unaudited)                                                          -                 -             190,000
Net loss for the nine months ended September 30, 2001
   (unaudited)                                                       (1,389,286)                -          (1,389,286)
                                                                ---------------  ----------------     ---------------
Balance, September 30, 2001 (unaudited)                         $  (20,587,258)  $         (1,600)    $    (1,654,084)
                                                                ===============  ================     ===============

      See the accompanying notes to the consolidated financial statements.


                                        6B

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                             From
                                                                                                         Inception of the
                                                                                                           Development
                                                                                                            Stage on
                                                                                                          March 1, 2000
                                                                       For the Nine Months Ended            Through
                                                                            September 30,                 September 30,
                                                                -------------------------------------   -----------------
                                                                      2001              2000                  2001
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $       (1,389,286) $      (4,747,160)  $      (7,448,187)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                          357,683            349,940             742,471
     Amortization of goodwill                                               18,032                -                18,032
     Common stock issued for services                                      270,400            165,010             992,327
     Warrants issued below market value                                    253,199          1,954,209           3,560,455
     Loss on sale of fixed assets                                              -               42,037              36,553
     Gain on forgiveness of debt                                          (344,133)            (4,040)           (377,959)
     Warrants exercised for services                                       212,602                -               212,602
     Options exercised for services                                          3,342                -                 3,342

   Changes in operating assets and liabilities:
     Accounts receivable                                                     5,091             (7,316)             19,322
     Inventory                                                               5,108             11,723              14,914
     Restricted cash                                                           -              110,000             110,000
     Other current assets                                                   21,776             (3,269)            132,265
     Accounts payable and accrued expenses                                 269,474            665,355             623,411
     Capital leases payable                                                (13,302)               -               (13,302)
     Advances payable                                                       30,849                -                30,849
     Deferred revenue                                                      (22,043)               -               (22,043)
                                                                ------------------  -----------------   -----------------

       Net Cash Used in Operating Activities                              (321,208)        (1,463,511)         (1,364,948)
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                          -               43,318              79,714
   Purchases of property and equipment                                         -             (139,817)            (36,014)
                                                                ------------------  -----------------   -----------------
       Net Cash Provided (Used) in
       Investing Activities                                                    -              (96,499)             43,700
                                                                ------------------  -----------------   -----------------




      See the accompanying notes to the consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                              From
                                                                                                         Inception of the
                                                                                                           Development
                                                                                                             Stage on
                                                                                                          March 1, 2000
                                                                       For the Nine Months Ended             Through
                                                                             September 30,                September 30,
                                                                -------------------------------------   -----------------
                                                                      2001               2000                2001
                                                                ------------------  -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable - related parties                 4,000            455,000              59,000
   Proceeds from issuance of notes payable                                  -                 254,500             222,000
   Proceeds from issuance of common stock                                  100,000            475,001             343,009
   Proceeds from issuance of preferred stock                                -                 395,000             395,000
   Proceeds from exercise of stock options                                  81,600             -                   81,600
   Proceeds from exercise of stock warrants                                 65,000             -                   65,000
   Cash received upon acquisition of subsidiary                             20,420             -                   20,420
   Stock offering costs                                                     -                 (34,500)            (19,500)
   Cash received from capital lease                                         96,011             -                   96,011
   Principal payments of notes payable - related parties                    (7,500)           (62,500)            (20,000)
                                                                ------------------  -----------------   -----------------

       Net Cash Provided by Financing Activities                $          359,531  $       1,482,501   $       1,242,540
                                                                ------------------  -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                               $           38,323  $         (77,509)  $         (78,708)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                           651            148,647             117,682
                                                                ------------------  -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                      $           38,974  $          71,138   $          38,974
                                                                ==================  =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                     $            2,298  $           2,821   $           5,319
   Income taxes                                                 $              -    $             -     $             -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                             $          270,400  $         165,010   $         992,327

   Common stock issued to convert notes
   payable and interest                                         $           17,227  $          41,771   $          58,998




      See the accompanying notes to the consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                                            From
                                                                                                       Inception of the
                                                                                                         Development
                                                                                                           Stage on
                                                                                                        March 1, 2000
                                                                         For the Nine Months Ended         Through
                                                                              September 30,             September 30,
                                                                -------------------------------------   -----------------
                                                                      2001               2000                2001
                                                                ------------------  -----------------   -----------------
SUPPLEME\NTAL CASH FLOW INFORMATION (continued)

   Equipment exchanged for reduction of
   accounts payable                                             $              -    $           7,626   $           7,626

   Common stock issued for reduction of
   accounts payable                                             $           15,000  $             -     $          25,000

   Common stock issued for warrants exercised
   through services rendered                                    $          212,602  $             -     $         212,602

   Common stock issued for options exercised
   through services rendered                                    $            3,342  $             -     $           3,342

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                            $            9,358  $             -     $           9,358

   Common stock issued for options exercised
   for stock subscription receivable                            $            1,600  $             -     $           1,600


      See the accompanying notes to the consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

                               Computer hardware            3 years
                               Computer software            3 years
                               Office equipment             7 years

              Depreciation expense for the nine months ended September 30, 2001 and 2000 was $357,683 and $349,940 respectively.

              f. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $7,181 at September 30, 2001 and $24,922 as of December 31, 2000.

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

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Advertising

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

              j. Basic Loss Per Share

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                         ---------------------------------------------
                                                                                     2001                 2000
                                                                         --------------------------------------------
              Basic loss per share from continuing operations:

                     Net loss (numerator)                                $      (1,389,286)    $      (4,200,583)
                     Shares (denominator)                                       10,598,005             1,216,769
                     Per share amount                                    $           (0.13)    $           (3.45)

              Basic loss per share from discontinued operations:

                     Net loss (numerator)                                $          -          $        (546,577)
                     Shares (denominator)                                           -                  1,216,769
                     Per share amount                                    $          -          $           (0.45)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

              k.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of September 30, 2001.

              At September 30, 2001, the Company had net operating loss carryforwards of approximately $12,300,000 that may be offset against future taxable income through 2020. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l. Research and Development

              The  Company   follows  the  policy  of  charging   research   and
              development costs to expense as incurred.

              m.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of September 30, 2001, there were 4,550,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

NOTE 2 -      INVENTORY

              Inventory consisted of the following:

                                                                          September 30,          December 31,
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
                                                                         =================     =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 3 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                    September 30,            December 31,
                                                                                      2001                 2000
                                                                                -----------------     -----------------
                                                                                     (Unaudited)
              Note payable to a shareholder,  secured by tangible and intangible assets of the Company,  interest at 16%,  principal  and interest due April 1, 2000. Note is convertible into common
               stock of the Company at $.10 per share.                          $        450,000     $         450,000

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               1, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                  -                   20,000

              Note payable to a related  individual,  secured by tangible assets of the Company,  interest at 16%,  principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                  -                   20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                             9,000                27,000

              Notes payable to related individuals, unsecured,
               interest at 12%, due on demand.                                              -                   12,500
                                                                                ----------------     -----------------

                     Total notes payable - related parties                               459,000               529,500

                     Less: current portion                                              (459,000)             (529,500)
                                                                                ----------------     -----------------

                     Long-term notes payable                                    $           -        $            -
                                                                                ================     =================

              Maturities of notes payable - related parties are as follows:

                         Year Ending
                         September 30,                                                                      Amount
              -------------------------------------                                                  -----------------
                         2002                                                                        $         459,000
                                                                                                     -----------------

                         Total                                                                       $         459,000
                                                                                                     =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000



NOTE 4 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                  September 30,         December 31,
                                                                                      2001                    2000
                                                                                -----------------     -----------------
                                                                                  (Unaudited)
              Note payable to an individual,  secured by tangible  assets of the
               Company, interest at 16%, principal and interest due May 1, 2000.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                      $          20,000                  -

              Note payable to an individual,  secured by tangible  assets of the
               Company, interest at 16%, principal and interest due May 4, 2000.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                                 20,000                  -

              Note  payable  to  an  individual,  unsecured,  interest  at  10%, principal  and interest due June 26,  2000.  Note is  convertible into common stock of the Company at $1.00
               per share.                                                                  50,000                50,000

              Note  payable  to  an  individual,  unsecured,  interest  at  18%, principal and interest due August 15, 2001.  Note is  convertible into common stock of the Company at $0.25
               per share.                                                                  50,000                50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                             22,000                  -

              Notes payable to an individual, unsecured,
               interest at 12%, due on demand.                                              5,000                  -

              Note payable to an individual, unsecured,
               interest at 16%, due on demand.                                               -                   15,000
                                                                                -----------------     -----------------

                     Total notes payable                                                  167,000               115,000

                     Less: current portion                                               (167,000)              (115,000)
                                                                                -----------------     ------------------

                     Long-term notes payable                                    $            -        $             -
                                                                                =================     ==================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000





NOTE 4 -      NOTES PAYABLE (Continued)

              Maturities of notes payable are as follows:

                       Year Ending
                       September 30,                                                                 Amount
              --------------------------------                                                 -----------------
                           2002                                                                $         167,000
                                                                                               -----------------

                          Total                                                                $         167,000
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


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

              Effective July 30, 2001, the Company issued 630,000 shares of common stock at a price of $0.024 in exchange for the exercise of stock options held by a consultant of the Company.

              Effective August 15, 2001, the Company issued 2,000,000 shares of common stock valued at $0.0075 in satisfaction of obligations for expense reimbursements due to an officer of the Company. The difference between the issue price and the market price has been included in general and administrative expenses in the financial statements.

              Effective August 20, 2001, the Company issued 3,000,000 shares of common stock valued at $0.03 per share in satisfaction of obligations for consulting services received by the Company.

              Effective September 19, 2001, the Company issued 50,000 shares of common stock at a price of $0.03 in exchange for the exercise of stock options held by certain employees of the Company.

              Effective September 25, 2001, the Company issued 1,800,000 shares of common stock at a price of $0.012 in exchange for the exercise of stock options held by a consultant of the Company.

NOTE 6 -      OPTIONS AND WARRANTS

              Employee Stock Options
              ----------------------

              The following tables summarize the information regarding employee stock options at September 30, 2001:

                      Options outstanding at December 31, 2000                                           2,195,000
                      Options granted                                                                    2,485,000
                      Options exercised                                                                  (130,000)
                                                                                                -----------------
                      Options outstanding at September 30, 2001                                          4,550,000
                                                                                                ==================

                      Weighted average exercise price of options
                      outstanding at September 30, 2001                                         $             0.09
                                                                                                ==================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 6 -      OPTIONS AND WARRANTS (Continued)

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                Exercise            September 30,    Contractual       Exercise       September 30,     Exercise
                       Prices         2001            Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.03         2,435,000            4.45  $          0.03                 -   $       0.03
              $            0.16         2,115,000            3.78  $          0.16           414,000   $       0.16

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

                                                                                      September 30,
                                                                       -------------------------------------------------
                                                                                2001                     2000
                                                                       --------------------    -------------------------
              Net loss as reported                                     $        (1,389,286)     $        (4,747,160)
              Pro forma net loss                                                (1,463,152)              (4,747,160)
              Basic loss per share as reported                                       (0.13)                   (3.90)
              Pro forma basic loss per share                                         (0.14)                   (3.90)

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

              Non-Employee Stock Options
              --------------------------

              On April 6, 2001, the Company issued options to acquire 20,000 shares of common stock. These options were issued at an exercise price of $0.03. On April 25, 2001, the Company issued options to acquire 900,000 shares of common stock at an exercise price of $0.05. On July 10, 2001, the Company issued options to acquire 2,500,000 shares of common stock as follows: 630,000 options at an exercise price of $0.024 and 1,870,000 options at an exercise price of $0.012. The options issued in 2001 have maturities of five years. The options issued were to non-employees of the Company. The following tables summarize the information regarding non-employee options outstanding at September 30, 2001. All the options are exercisable at September 30, 2001.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 6 -      OPTIONS AND WARRANTS (Continued)

                      Options outstanding at January 1, 2001                                                -
                      Options granted                                                                    3,420,000
                      Options exercised                                                                 (3,330,000)
                                                                                                ------------------
                      Options outstanding at September 30, 2001                                             90,000
                                                                                                ==================
                      Weighted average exercise price of non-employee
                      options outstanding at September 30, 2001                                 $            0.014
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                   Outstanding        Remaining        Average      Exercisable at       Average
                 Exercise          September 30,     Contractual       Exercise      September 30,      Exercise
                  Price               2001            Life             Price           2001              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $            0.03            20,000            4.45  $         0.03             20,000   $       0.03
              $           0.012            70,000            4.71  $         0.012            70,000   $      0.012

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

              As a result of applying SFAS No. 123, the Company had an expense of $156,434 during the nine months ended September 30, 2001. The expense is included in the general and administrative amount in the statement of operations.

              Warrants

              During the nine months ended September 30, 2001, the Company issued warrants to acquire 1,275,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.016 to $0.152. All warrants issued were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at September 30, 2001. All the warrants are exercisable at September 30, 2001.

                               Warrants outstanding at December 31, 2000                                  2,047,558
                               Warrants granted                                                           1,275,000
                               Warrants expired                                                            (22,185)
                               Warrants exercised                                                       (1,702,206)
                                                                                                       -----------
                               Warrants outstanding at September 30, 2001                                1,598,167
                                                                                                       ===========
                               Weighted average exercise price of warrants
                                 outstanding at September 30, 2001                                     $      1.40
                                                                                                       ===========

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 6 -      OPTIONS AND WARRANTS (Continued)

                                                             Number of            Weighted
                                                             Warrants             Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                           September 30,        Contractual          Exercise
                      Range of Exercise Prices               2001                Life                Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.016 - $0.096                              373,000                0.14  $             0.05
                      $0.75 - $1.00                                185,167                1.22  $             0.77
                      $2.00                                      1,040,000                1.53  $             2.00

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                      Risk-free interest rate                                                        3.43% - 6.68%
                      Expected life                                                                  1 - 36 Months
                      Expected volatility                                                              1.04 - 3.15
                      Dividend yield                                                                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $96,765 and $3,126,710 during the nine months ended September 30, 2001 and 2000, respectively. The expense is included in the general and administrative amount in the statement of operations.

NOTE 7 -       OPERATING LEASES

              The Company leases two (2) different office facilities under non-cancelable operating leases expiring in 2004. Rental expense for the nine months ended September 30, 2001 and 2000 was $101,294 and $95,174, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $4,976 and $6,045 for the nine months ended September 30, 2001 and 2000, respectively.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 7 -       OPERATING LEASES (continued)

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                            Amount
              ------------                                                                      --------------------
              2001                                                                              $            135,934
              2002                                                                                           136,852
              2003                                                                                           133,648
              2004                                                                                            54,729
              2005 and thereafter                                                                               -
                                                                                                --------------------

                   Total minimum lease payments                                                 $            461,163
                                                                                                ====================


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

              The net loss for the nine months ended September 30, 2001 and 2000 was $1,389,286 and $4,747,160, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 9 -      RELATED PARTY TRANSACTIONS (continued)

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

                                                                                    For the Nine Months
                                                                                     Ended September 30,
                                                                         ---------------------------------------
                                                                                    2001           2000
                                                                         -------------------   -----------------
                                                                               (Unaudited)
              NET SALES                                                  $                -    $          41,188
                                                                         -------------------   -----------------
              OPERATING EXPENSES
                Cost of sales                                                             -               34,136
                General and administrative                                                -              277,990
                Selling and marketing                                                     -              225,932
                Research and development                                                  -               50,421
                                                                         -------------------   -----------------
                   Total Operating Expenses                                               -              588,479
                                                                         -------------------   -----------------
              LOSS FROM OPERATIONS                                                        -             (547,291)
                                                                         -------------------   -----------------
              OTHER INCOME (EXPENSES)
                Interest expense                                                          -                 (257)
                Interest income                                                           -                  971
                                                                         -------------------   -----------------
                  Total Other Income (Expense)                                            -                  714

              LOSS BEFORE INCOME TAX (EXPENSE)                                            -             (546,577)

              INCOME TAX (EXPENSE)                                                        -                    -
                                                                         -------------------   -----------------
              LOSS FROM DISCONTINUED OPERATIONS                          $                -    $        (546,577)
                                                                         ===================   =================

                                       23

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

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

              Financial information as of and for the nine months ended September 30, 2001 with respect to the reportable segments is as follows:

                                                                                                   Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------
              Cash                                        $          20,568  $            9,054  $            9,352
              Fixed assets, net                                     442,573               4,157             181,106
              Total assets                                          614,619              15,711             424,535
              Total liabilities                                   2,208,040              11,517             479,710
              External revenues                                       2,611             123,791              29,163
              Cost of goods sold                                     -                   64,134               6,618
              Other income (expense)                                292,874                 213            (13,903)
              Segment profit (loss) before tax effect           (1,328,624)             (5,488)            (55,175)

NOTE 12 -     BUSINESS COMBINATION

              On April 15, 2001, the Company acquired Rocky Mountain Sports Alliance (RMSA) by exchanging 3,800,000 shares of its common stock for all of the common stock of RMSA. The transaction was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $180,318 is being amortized over 5 years by the straight-line method. Amortization expense amounted to $18,032 for the nine months ended September 30, 2001.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000

NOTE 12 -     BUSINESS COMBINATION (Continued)

              The results of operations of RMSA are included in the consolidated financial statements from the date of acquisition.

              Unaudited pro forma consolidated results of operations for the nine months ended September 30, 2001 as though RMSA had been acquired as of January 1, follows:

              The unaudited pro forma consolidated results include the amounts for the Company and RMSA and nine months of amortization of goodwill.

                                                                               September 30, 2001
                     Sales                                                   $         155,565
                     Net loss                                                       (1,435,171)
                                                                             ------------------

                     Basic and diluted earnings per share                    $           (0.14)
                                                                             ==================

              The unaudited pro forma results of operations are not necessarily indicative of what the results would have been had the acquisition actually occurred on the dates indicated, and are not necessarily representative of future results of operations.

NOTE 13 -     CAPITAL LEASES

              Obligations under the capital lease at September 30, 2001 are as follows:

                     Payable in  monthly  principal  and  interest  payments  of
                     $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          411,656

                     Less amounts representing taxes and interest                                          (94,353)
                                                                                                 ------------------
                     Total capital leases                                                                   317,303

                     Less current portion                                                                  (51,121)
                                                                                                 ------------------
                     Capital leases - long-term portion                                          $          266,182
                                                                                                 ------------------

              Future principal obligations of the capital leases payable are as follows:

                     Year Ending
                     September 30,                                                                     Amount
              --------------------------                                                         ------------------
                     2002                                                                        $           51,121
                     2003                                                                                    58,989
                     2004                                                                                    68,248
                     2005                                                                                    79,144
                     2006                                                                                    59,801
                                                                                                 ------------------
                   Total capital leases                                                          $          317,303
                                                                                                 ==================

              Depreciation expense of $22,638 associated with the equipment under capital lease was expensed during the nine months ended September 30, 2001.

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

         Expenses which comprise cost of goods sold are principally comprised of offline costs associated with the management and promotion of sporting events which the company has an active role. Also included in cost of goods sold are commissions paid for information technology consulting contracts. As more organizations utilize the online services, future expenses included in cost of goods sold will be costs to administer the revenue generating features on the amateur sports Internet site, commissions to contract sales personnel responsible for engaging certain organizations to receive the Company's services, as well as potential fee sharing expenses to organizations involved in sports event management, fundraising, and online registration and administration.

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

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 2001 and 2000. The balances discussed below include both results from continuing operations and from operations that were discontinued during the period ended September 30, 2000, as indicated in Note 10 of the footnotes to the consolidated financial statements.

         Revenues. The Company generated net revenues of $22,187 during the three month period ended September 30, 2001, compared with $0 in net revenues for the third quarter of 2000. For the nine months ended September 30, 2001, net revenues were $155,565, a 278% increase compared to $41,188 in net revenues during the first nine months of 2000. This increase was due to sales of the Company's online services, sports event management and promotion revenues, and information technology consulting revenues. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

         Cost of Sales. Cost of sales for the three month period ended September 30, 2001 was $12,853, compared to $0 for the third quarter of 2000. For the nine month period ended September 30, 2001, cost of sales was $70,752, a 107% increase from $34,136 during the first nine months of 2000. This increase is attributable to expenses incurred pursuant to the delivery of the Company's online registration services and sports promotional services, and sales commissions paid in connection with technology consulting projects.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2001 were $406,113, a 16% decrease from $484,698 during the third quarter of 2000. General and administrative expenses for the nine months ended September 30, 2001 were $1,052,306, a 70% decrease from $3,534,506 during the nine month period ended September 30, 2000. This decrease was principally due to the recognition of $1,954,209 in expenses relating to issuances of warrants during the first nine months of the year 2000. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $82,495 and $118,957, respectively, of general and administrative expenses during the third quarter of 2001, as compared to $204,553 and $145,260 during the third quarter of 2000. For the nine months ended September 30, 2001 payroll expense and professional fees totaled approximately $229,790 and 231,886, respectively, of general and administrative expenses as compared to $703,711 and $328,952 during the first nine months of 2000.

         Selling and Marketing Expenses. Selling and marketing expenses for the three month period ended September 30, 2001 were $85,163, a 57% decrease from $199,718 during the third quarter of 2000. For the nine months ended September 30, 2001, selling and marketing expenses were $552,439, a 35% decrease from $855,425 during the first nine months of 2000. This decrease was primarily attributable to the discontinuation of the direct sales operations as of March 1, 2000, in which distributor related marketing expenses were eliminated. The Company anticipates that selling and marketing expenses in the future will increase as a sales channel to the amateur sports organizations throughout the United States is developed.

         Product Development. Product research and development expenditures were $51,167 during the three months ended September 30, 2001, as compared to $61,925 for the three months ended September 30, 2000, a decrease of 17%. For the nine months ended September 30, 2001, product development expenses were $148,538, a 42% decrease from $255,606 for the nine months ended September 30, 2000. Product development expenses related to the Company's web site consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other income of $279,184 for the nine months ended September 30, 2001 compared to net other expense of $108,675 during the first nine months of 2000. This income was generated principally from the forgiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

          Sports Event Management Revenues. Rocky Mountain Sports Alliance, Inc.,("RMSA"), a wholly owned subsidiary of the Company, is the Company's offline promotional, management, and sponsorship services provider. During the three and nine months ended September 30, 2001, RMSA generated net revenues of $13,646 and $123,791, respectively. RMSA currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. Most revenues were a result of registration fees for these various events. The Company anticipates that its online revenues will continue to be enhanced by the value-added services that RMSA provides to its affiliated events and participating organizations.

         Information Technology Consulting Revenues. Synerteck Incorporated, ("Synerteck"), a wholly owned subsidiary of the Company, is the technology services provider for the Company with respect to a variety of organizations, both sports and non-sports related, that require Information Technology ("IT") services. During the three and nine months ended September 30, 2001, Synerteck generated net revenues of $8,333 and $29,163, respectively. These services include website hosting, website design and maintenance, computer hardware leasing, and hardware and software programming and related services.

Liquidity and Capital Resources

         As of September 30, 2001, the Company's primary source of liquidity consisted of $38,974 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2001 of $20,587,258 and is currently experiencing a substantial shortfall in operating capital which raises considerable doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2000 and the nine months ended September 30, 2001 was $7,257,054 and $1,389,286, respectively. The Company anticipates a substantial net loss for the year ended December 31, 2001 and with the expected cash requirements for the coming weeks, without additional cash inflows from investors, there is substantial doubt as to the Company's ability to continue operations.

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

         Seasonality. The Company expects that it will experience a sharp increase in commercial activity during the spring and winter months, principally due to spring recreational athletic leagues, tournaments, and events operating during that period. During the winter months, winter games events, basketball tournaments, leagues, and events, and other winter events are expected to generate increases in revenue as compared to the summer and fall periods. There can be no assurance that the Company can decrease its selling, general, and administrative expenses during periods of decreased revenue and that the Company's results of operations during these periods will not be materially adversely affected.

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

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has submitted applications to the USPTO for trademark protection for the name "SportsNuts.com" with respect to the following classes of products and services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. Currently the mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company, the Company has not vigorously pursued finalization of its trademark applications and the status of such applications is now substantially in doubt. If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts or SportsNuts.com could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

         Securities Eligible for Public Trading. Of the 20,114,004 shares of the Company's Common Stock outstanding at September 30, 2001, approximately 13,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               On August 18, 2000, Mediaworks, Inc., a Utah corporation ("Mediaworks"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to Mediaworks by the Company for media production services rendered. The Mediaworks complaint seeks to recover $8,409.77, including pre- and post- judgment interest, costs, and attorneys fees. On September 19, 2000, the Company filed an answer and counterclaim to the Mediaworks complaint alleging breach of contract for media production services that were paid for but not performed by Mediaworks. The Company's counterclaim seeks to recover $9,409.78, including costs and attorneys fees. On October 5, 2000, Mediaworks filed a reply to the Company's counterclaim. As of the date of this filing, the parties are contemplating scheduling a trial date.

               On December 15, 2000, North Star Printing, a Utah sole proprietorship ("NSP"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to NSP by the Company for printing services rendered. The NSP complaint sought to recover $7,271.49, including costs and interest at the rate of 18% per annum on invoices more than 30 days past due. On August 31, 2001, the dispute with NSP was settled for a one- time cash payment from the Company of $1,500.00.

               On September 13, 2001, Bowne of Los Angeles, Inc. ("Bowne") filed a complaint against the Company in the Superior Court of the State of California, Los Angeles County, regarding the collection of monies allegedly owed to Bowne by the Company for printing, editing, and electronic filing services. The Bowne complaint sought to recover $25,933.77, including pre- and post-judgment interest, costs, and $660.00 in attorneys fees. On September 24, 2001, the Company and Bowne entered into a Stipulation for Entry of Judgment in the amount of $25,933.77, together with interest at 10% per annum from October 20, 1999 and attorneys fees incurred by Bowne. The Stipulation for Entry of Judgment will be withheld pending the Company's timely payment of fifty two (52) installments of $500.00 per month in settlement of the dispute.

ITEM 2.        CHANGES IN SECURITIES

               Recent Sales of Unregistered Securities

               Effective August 15, 2001, the Company sold and issued 2,000,000 shares of its Common Stock to an accredited investor in exchange for the conversion of $15,000.00 in amounts owed by the Company to such investor, together with all interest accrued thereon. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:

              The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

    Number     Exhibits
    ------     --------
     3.1       Amended and Restated Certificate of Incorporation of SportsNuts,
               Inc. (1)

     3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation. (2)

     10.1      Convertible Promissory Note and Security Agreement among Gardner
               Management Profit Sharing Plan and Trust, SportsNuts.com, Inc.,
               Sportzz.com, Inc., and the Company, including amendments, dated
               February 1, 2000. (3)

     10.2      SportsNuts, Inc. Amended and Restated 2000 Stock Option Plan. (4)

     21.1      Subsidiaries of the Registrant. (5)

-----------------------
(1) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 2001.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 2001.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000.

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 11, 2001.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 2001.

          SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPORTSNUTS, INC.

Date:  November 13, 2001                By:  /s/ Kenneth I. Denos
                                        ----------------------------------------
                                        Kenneth I. Denos
                                        Chief Financial Officer

Exhibit Index

    Number     Exhibits
    ------     --------
     3.1       Amended and Restated Certificate of Incorporation of SportsNuts,
               Inc. (1)

     3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation. (2)

     10.1      Convertible Promissory Note and Security Agreement among Gardner
               Management Profit Sharing Plan and Trust, SportsNuts.com, Inc.,
               Sportzz.com, Inc., and the Company, including amendments, dated
               February 1, 2000. (3)

     10.2      SportsNuts, Inc. Amended and Restated 2000 Stock Option Plan. (4)

     21.1      Subsidiaries of the Registrant. (5)

(1) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 2001.

(2) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14, 2001.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, filed with the Commission on March 30, 2000.

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 11, 2001.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on August 14,, 2001.