Form 10KSB
period 2001-12-31
SPORTSNUTS  INC
filed 2002-03-29
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d)of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

                                                        OR

[ ]Transition Report under Section 13 or 15(d) of the
   Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477
                                                ---------

                                SPORTSNUTS, INC.
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

                                 (801) 816-2500
                            Issuer's telephone number

                       SPORTSNUTS.COM INTERNATIONAL, INC.
        (Former name or former address and former fiscal year, if changed since last report.)

    Securities registered under Section 12(b) of the Exchange Act: None

    Securities registered under Section 12(g) of the Exchange Act:  None

    Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The Company's revenues for the fiscal year ending December 31, 2001 were $264,529.

     The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 1, 2002 was approximately $1,337,133. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 1, 2002, the Company had outstanding 51,571,086 shares of common stock, par value $0.002 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

      None.


  Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS

Part I
      Item 1 - DESCRIPTION OF BUSINESS.........................................1
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS..............................1
      Item 2 - DESCRIPTION OF PROPERTY........................................12
      Item 3 - LEGAL PROCEEDINGS..............................................13
      Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

Part II
      Item 5 - MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................14
      Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................16
      Item 7 - FINANCIAL STATEMENTS...........................................19
      Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
      AND FINANCIAL DISCLOSURE................................................45

Part III
      Item 9 - DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
      WITH SECTION 16(a) OF THE EXCHANGE ACT..................................45
      Item 10 - EXECUTIVE COMPENSATION........................................46
      Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT..............................................................47
      Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................49
      Item 13 - EXHIBITS AND REPORTS ON FORM 8-K..............................49

SIGNATURES....................................................................51

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

     Unless the context requires otherwise, references to the Company are to SportsNuts, Inc. and its subsidiaries.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
------------------------------------------------------------------------------

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

RISK FACTORS

      Operating Risks

     Defaults in Senior Securities. Effective February 1, 2000, the Company sold and issued a promissory note secured by virtually all tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of May 1, 2000, the Company is in default with respect to the Note. Although the Note holder continues to be supportive of the Company and its management, if the holder of the Note determines to foreclose upon the Note, the Company would likely be forced to sell all of its tangible and intangible assets to satisfy the obligation represented by the Note and would, therefore, likely cease operations entirely. The Note and Security Agreement executed in connection therewith have been filed as an exhibit to the Company's 1999 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

     Default in Capital Computer Lease. The Company's wholly-owned subsidiary, Sports Management Partners, Inc. ("SMP"), is presently in default with respect to a capital computer lease with IBM Credit Corp. signed on May 31, 2001. The lease concerns various computer hardware components leased by SMP in connection with efforts to provide hardware management solutions to sports organizations but does not include hardware used by the Company with respect to its Internet technology solutions or the Company's Local Area Network. To date, SMP has not generated any revenue. Although SMP is presently attempting to restructure the lease on more favorable terms, the possible repossession of such computer hardware will substantially inhibit the Company's ability to provide hardware management solutions and other hardware related services through SMP.

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

     Dependence on Market Awareness of Brand. If the Company fails to successfully promote the "SportsNuts" brand name or if the Company incurs significant expenses promoting and maintaining this brand name, there could be a material adverse effect on the Company's business, results of operations, and financial condition. Due in part to the emerging nature of the market for Internet management solutions and the substantial resources available to many of the Company's competitors, there may be a time-limited opportunity to achieve and maintain a significant market share. Developing and maintaining awareness of the Company's brand name is critical to achieving widespread acceptance of the Company's management and reporting systems. Furthermore, the importance of brand recognition will increase as competition in the market for the Company's products and services increases. Successfully promoting and positioning the Company's brand will depend largely on the effectiveness of the Company's marketing efforts and ability to attract a large number of amateur sports enthusiasts to its Web site on a consistent basis. Consequently, the Company may need to increase its financial commitment to creating and maintaining brand awareness among consumers.

     Additional Financing Required. The Company will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses. There is no assurance that the Company will be able to raise additional funds or that financing will be available on acceptable terms. Lack of additional funds could significantly affect the Company and its business. Further, funds raised through future equity financing could be substantially dilutive to existing shareholders.

     Company Not  Currently  Profitable.  The Company was  organized on July 12,
1996. Since the date of its inception, the Company has incurred substantial losses and has not yet generated a profit. To achieve any significant measure of profitability, the Company must create substantial activity through its Web Site to generate revenues, and there is no assurance that the Company will do so in the future or that such revenue generation will ultimately lead to the Company becoming profitable.

     Revenues Subject to Seasonal Fluctuation. The Company expects that it will experience a sharp increase in commercial activity during the spring and winter months, principally due to spring recreational athletic leagues, tournaments, and events operating during that period. During the winter months, winter games events, basketball tournaments, leagues, and events, and other winter events are expected to generate increases in revenue as compared to the summer and fall periods. There can be no assurance that the Company can decrease its selling, general, and administrative expenses during periods of decreased revenue and that the Company's results of operations during these periods will not be materially adversely affected.

     Growth Management. The Company anticipates that it will experience rapid growth in the next few years of operations. The management challenges imposed by this growth include entry into new markets, growth in the number of persons utilizing its Internet properties, management of affiliated sports organizations, employees and customers, expansion of facilities and computer systems necessary to accommodate such growth, and additions and modifications to the products and services offered through the Company's Internet properties. To manage these changes effectively, the Company may be required to hire additional management and operations personnel and to improve its operational, financial, computer, and management systems. If the Company is unable to manage growth effectively or hire or retain qualified personnel, the Company's business and results of operations could be materially adversely affected.

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

     Risk of Computer System Failure. The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted access to its technology applications, which requires that the Company protect its computer hardware and software systems and the data and information stored in connection therewith. The Company's systems are vulnerable to damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. Any substantial interruption in the Company's systems would have a material adverse effect on the Company's business, operating results, and financial condition. Although the Company carries general commercial insurance coverage, such coverage may not be adequate to compensate for the losses that may occur. In addition, the Company's systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access the Company's Internet properties. The occurrence of any of these risks could have a material adverse effect upon the Company's business, results of operations, and financial condition.

     Electronic Data Transmission Security Risks. A significant barrier to the electronic transmission of confidential data over the Internet is the perception that such data may not be secure. The Company relies upon encryption and authentication technology to provide the security necessary to effect secure transmissions of confidential information. There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Web Site or other Internet properties of the Company, and therefore lead to the misappropriation of such data by third parties. Any such breach, compromise, or misappropriation could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company's business, results of operations, or financial condition.

     Rapid Technological Change. The Internet and on-line industries are characterized by rapid technological change, changing market conditions and customer demands, and the emergence of new industry standards and practices that could render the Company's existing technology platform and the services provided pursuant thereto obsolete. The Company's future success will substantially depend on its ability to enhance its existing services, develop new services, and otherwise respond to technological advances in a timely and cost-effective manner. If the Company is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, or if the Company's technology applications do not achieve market acceptance, the Company's business, operating results, and financial condition would be adversely affected.

     No Proprietary Protection for Technology. The Company's online registration system, statistical information system, and the league management system are not protected by any copyright or patent, and
the   Company  does  not  anticipate  filing  an  application  with  the  United
States Patent and Trademark Office ("USPTO") or the United States Copyright Office for protection of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

     Uncertain Protection of Trade Names and Related Intangible Assets. The Company has submitted applications to the USPTO for trademark protection for the name "SportsNuts.com" with respect to the following classes of products and services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. Currently the mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2001, the Company has not vigorously pursued finalization of its trademark applications and the status of such applications is presently in doubt. If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

     Competition and Technological Change. The market for computer technology products, services, and advertising within the amateur sports market is new, rapidly evolving, and intensely competitive and will continue to undergo rapid technological change. The Company must continue to enhance and improve the functionality and features of its online services and sports information management software. If new industry needs, standards, or practices emerge, the Company's existing services, technology, and systems may become obsolete. Developing and enhancing the Company's proprietary technology entails significant technical and business risks, in addition to substantial costs. If the Company faces delays in introducing new services, products and enhancements, its users may forego the use of the Company's services and use those of its competitors. The Company currently competes with many other amateur sports information and product web sites and the Company anticipates competition to intensify in the future. Barriers to entry may not be significant, and current and new competitors may be able to launch new web sites and new operations quickly at a relatively low cost. Accordingly, the Company believes that its success will depend heavily upon achieving significant market acceptance before its competitors and potential competitors introduce competing services. Many of the Company's competitors, as well as potential entrants into the Internet amateur sports market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing, and other resources than the Company. Furthermore, several of the Company's competitors have acquired certain key sponsorships and relationships with a few well-known amateur sports organizations which may impede the Company's growth and thereby have a material adverse effect upon the Company's business, results of operations, and financial condition.

     Investment Risks
     ----------------
     Speculative Investment. The shares of the Company's common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit. If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

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

     No Active Market. Although the Company's shares are traded on the NASD Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company's shares and no analysts or NASD market makers actively follow the Company.

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

     Anti-Takeover Provisions. The Company's Certificate of Incorporation contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 20,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super-voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

     Securities Eligible for Public Trading. Of the 51,571,086 shares of the Company's Common Stock outstanding at March 1, 2002, approximately 22,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

BUSINESS OVERVIEW
-----------------

DESCRIPTION OF BUSINESS

     SportsNuts, Inc. (the "Company") is a sports management and marketing company, with a focus on community-based amateur athletics, providing unique solutions to the challenges faced by athletes and the organizations in which they participate. The Company helps organize and manage a wide variety of sports events, providing online registration and merchandise sales, event sponsorship, event coordination, and targeted promotion using technology and strategic media relationships. The Company is the emerging technology leader in sports information systems and the only organization of its kind to complement its technology solutions with offline marketing, sales, and support. The Company's mission is to become the ultimate resource for amateur and community event coordinators, administrators, athletes, fans and coaches.

     The Company seeks to make events more profitable and efficient by promoting such events through various media channels, attracting corporate sponsorships, and providing technology tools to decrease administrative and personnel costs. The Company also provides additional avenues for revenue generation, such as merchandise sales through the Company's online sports mall.

     The Company  also  provides  technology-based  services to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). Synerteck offers a wide variety of technology services, including web site design, programming, and hosting, wide area network or local area network configuration, hardware lease brokering, and hardware configuration.

BUSINESS FOCUS

     The Company targets organized sports events with its broad range of marketing and technology services to increase consumer satisfaction, athlete participation, corporate involvement, and purchasing opportunities. Through its relationships with radio, print, and direct mail providers, the Company seeks to create increased awareness of participating events within surrounding communities. Through its Internet properties, the Company provides online event registration and merchandise sales, event website hosting, and targeted promotion from banner advertising and the issuance of targeted e-mails to sports participants who have requested information about upcoming sporting events. In addition, through its affiliations with resorts, hotels, restaurants, and other leisure service providers, the Company also seeks to offer discounts, promotions, and giveaways that constitute a substantial incentive to event participants, thereby increasing the allure of events sponsored by the Company. Event administrators can access and download customizable reports on their events, requesting a full financial breakdown or simply creating a report that displays the name and t-shirt size of each participant.


TECHNOLOGY DEVELOPMENT

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

MARKET ANALYSIS/OPPORTUNITIES

     The market for products and services among amateur sports enthusiasts in the United States is rapidly evolving and intensely competitive with a large number of competitors in the Internet sports industry. However, the niche market in which the Company competes possesses relatively few amateur sports organizations that can provide a comprehensive marketing and technological approach to organizations that seek to increase participation and attendance for their events. However, there can be no assurance that the Company can maintain a competitive position against current or future competitors as they enter the markets in which it competes, particularly those with greater financial, marketing, service, support, technical and other resources than those possessed by the Company. The Company's failure to maintain a competitive position within the market could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

     The Internet. Sports has been a core staple in the development of the Internet. Over thirty million users in the United States access the Internet each day for sports-related information. The administration of amateur sports organizations and events and the information management of amateur sports data lend itself to unique marketing approaches that can be greatly facilitated through various web- based solutions, but are currently not addressed efficiently by any single organization.

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


INTELLECTUAL PROPERTY

     The Company has submitted applications to the U.S. Patent and Trademark Office ("USPTO") for trademark protection for the name "SportsNuts.com" with respect to the following classes of services: (i) vitamins, minerals, and herbal supplements; (ii) sporting goods and apparel; (iii) Internet communication, education, and entertainment; (iv) miscellaneous goods and services. The mark "E-Sports Mall" is pending registration. The Company has also registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2001, the Company has not vigorously pursued finalization of its trademark applications and the status of such applications and any protections available therefrom is substantially in doubt.

     The Company's online registration, statistical information system, and the league management systems are not protected by any copyright or patent, and the Company does not anticipate filing an application with the USPTO or the United States Copyright Office for protection of any of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

     If the Company is unsuccessful in obtaining the right of full usage of its name from the USPTO, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, in any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the

Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.


GOVERNMENT REGULATION

     There are currently few laws or regulations directly applicable to information technology or electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet. Although transmissions from the Company's Internet properties originate from the State of Utah, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, its affiliates, or customers purchasing products or services through its Internet properties. Any such regulations or assessments could adversely affect the Company's business, financial condition, and results of operations.


EMPLOYEES

     As of March 1, 2002, the Company employed twelve persons on a full or part-time basis. In order to execute the Company's business strategy, however, the Company will likely require a significant increase in employees and contract personnel. Competition for qualified personnel in the information technology industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.


 ITEM 2: DESCRIPTION OF PROPERTY

     The Company's executive offices are located in a 3,500 square foot facility in south Salt Lake County, Utah, fifteen minutes from the Salt Lake City International Airport and adjacent to Interstate 15. This facility is currently being leased for $6,581.11 per month on a five-year lease beginning April 15, 1999.

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

ITEM 3: LEGAL PROCEEDINGS

     On August 18, 2000, Mediaworks, Inc., a Utah corporation ("Mediaworks"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to Mediaworks by the Company for media production services rendered. The Mediaworks complaint seeks to recover $8,409.77, including pre- and post-judgment interest, costs, and attorneys fees. On September 19, 2001, the Company filed an answer and counterclaim to the Mediaworks complaint alleging breach of contract for media production services that were paid for but not performed by Mediaworks. The Company's counterclaim seeks to recover $9,409.78, including costs and attorneys fees. The parties have scheduled a pre-trial hearing on May 3, 2002 and a bench trial on May 30, 2002.


ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.


ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market for Common Equity and Related Stockholder Matters.

       (1)  Market Information.

     The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "SPCI." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of March 1, 2002, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2001:

                                         High                         Low
                                         ----                         ---
Fourth Quarter 2001                     $ 0.05                      $ 0.02
Third Quarter 2001                      $ 0.07                      $ 0.02
Second Quarter 2001                     $ 0.32                      $ 0.03
First Quarter 2001                      $ 0.516                     $ 0.047

     The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2000 and adjusted for a 1 for 20 reverse stock split effective June 20, 2000:

                                          High                         Low
                                          ----                         ---
Fourth Quarter 2000                     $ 2.50                      $ 0.156
Third Quarter 2000                      $ 1.25                      $ 0.41
Second Quarter 2000                     $ 8.125                     $ 0.844
First Quarter 2000                      $ 25.00                     $ 4.375

       (2)  Holders.

     As of March 1, 2002, the Company had approximately 368 shareholders of record.

       (3)  Dividends.

     Because the Company is in its early growth stage, it has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

    (b) Recent Sales of Unregistered Securities.

     Effective October 31, 2001, the Company issued 286,850 shares of its Common Stock in exchange for the cancellation of a debt owed by the Company of $28,685 to an accredited investor. No underwriting discounts were given or paid in connection with the transaction. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     Effective November 15, 2001 through December 31, 2001, the Company commenced a private offering of 16,500,000 of its shares of Common Stock, together with warrants to purchase 8,500,000 shares of Common Stock, to eight accredited investors in exchange for $165,000 in cash proceeds. The warrants granted thereunder are exercisable at an exercise price of $0.03 for a period of two years from November 15, 2001. No underwriting discounts or commissions were given or paid in connection with these transactions. The Company believes that the transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective November 15, 2001, the Company converted interest of $122,680 as accrued on a promissory note issued by the Company and held by an accredited investor into 12,268,000 shares of restricted Common Stock of the Company. No underwriting discounts were given or paid in connection with this transaction. The Company believes that the transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act.

     As of December 31, 2001, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 9,645,000 shares of its Common Stock pursuant to the Company's 2000 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

ITEM 6: MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of SportsNuts, Inc. and its subsidiaries (hereafter collectively, "SportsNuts" or the "Company") should be read in conjunction with the Audited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

     SportsNuts is a sports management and marketing company, with a focus on community-based amateur athletics, providing unique solutions to the challenges faced by athletes and the organizations in which they participate. The Company helps organize and manage a wide variety of sports events, providing online registration and merchandise sales, event sponsorship, event coordination, and targeted promotion using technology and strategic media relationships. The Company is the emerging technology leader in sports information systems and the only organization of its kind to complement its technology solutions with offline marketing, sales, and support. The Company's mission is to become the ultimate resource for amateur and com-munity event coordinators, administrators, athletes, fans and coaches.

     The Company seeks to make events more profitable and efficient by promoting such events through various media channels, attracting corporate sponsorships, and providing technology tools to decrease administrative and personnel costs. The Company also provides additional avenues for revenue generation, such as merchandise sales through the Company's online sports mall.

     The Company  also  provides  technology-based  services to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). Synerteck offers a wide variety of technology services, including web site design, programming, and hosting, wide area network or local area network configuration, hardware lease brokering, and hardware configuration.

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) information technology consulting services. The ability to generate revenues during the year 2002 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

     Expenses which comprise cost of goods sold are principally comprised of offline costs associated with the management and promotion of sporting events which the company has an active role. Also included in cost of goods sold are commissions paid for information technology consulting contracts. As more organizations utilize the Company's technology services, future expenses included in cost of goods sold will be personnel and materials costs to administer these services, as well as potential fee sharing expenses to organizations involved in sports event management, fundraising, and online registration and administration.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the years ended December 31, 2001 and 2000. The balances discussed below include both results from continuing operations and from operations that were discontinued during the year ended December 31, 2000, as indicated in Note 9 of the footnotes to the consolidated financial statements.

     Revenues. The Company generated net revenues of $264,529 during the year ended December 31, 2001, which represents a 542% increase compared to $41,188 in net revenues during the year 2000. This increase was due to sales of the Company's online services, sports event management and promotion revenues, and information technology consulting revenues. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

     Cost of Sales. Cost of sales for the year ended December 31, 2001 were $109,067 a 220% increase from $34,136 during the year 2000. This increase is attributable to expenses incurred pursuant to the delivery of the Company's online registration services, sports event management and promotional services, and sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2001 were $1,303,964, a 78% decrease from $5,934,129 during the year 2000. This decrease was principally due to the recognition of $3,592,418 in expenses relating to issuances of warrants during the year 2000. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $335,344 and $307,030, respectively, of general and administrative expenses during 2001, as compared to $1,414,478 and $499,393 during 2000.

     Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2001 were $671,624, a 27% decrease from $924,208 during 2000. This decrease was primarily attributable to the discontinuation of the direct sales operations as of March 1, 2000, in which distributor related marketing expenses were eliminated. The Company anticipates that selling and marketing expenses in the future will increase as a sales channel to the amateur sports organizations throughout the United States is developed. The Company also continues to focus on the sales of its technology consulting services.

     Product Development. Product research and development expenditures were $208,884 during the year ended December 31, 2001, as compared to $304,009 during 2000, a decrease of 31%. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other income of $325,770 for the year ended December 31, 2001 compared to net other expense of $101,760 during 2000. This income was generated principally from the forgiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of December 31, 2001, the Company's primary source of liquidity consisted of $84,859 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2001 of $20,901,212 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the years ended December 31, 2001 and 2000 was $1,703,240 and $7,257,054,
respectively. The Company anticipates a net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has made substantial progress in developing its business and revenue models over 2001. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. Presently, however, the Company believes that its capital resources are insufficient for ongoing operations, with minimal current cash reserves. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

Acquisition of Sports Management Company

     Effective April 15, 2001, the Company signed an agreement to aquire Rocky Mountain Sports Alliance, Inc. ("RMSA"), a sports management firm located in Salt Lake City, Utah. The RMSA currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. Management believes that the addition of the RMSA to the Company's technology solutions gives SportsNuts a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations. The Company also anticipates that its online revenues will be enhanced by the value-added services that the RMSA provides to its affiliated events and participating organizations. During the year ended December 31, 2001, the RMSA generated $195,349 in net revenues. The Company filed a report with the Securities and Exchange Commission on Form 8-K on June 5, 2001 summarizing the acquisition of the RMSA.

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

During the year ended December 31, 2001, Synerteck generated $78,824 in net revenues. SMP was created to provide consulting services to sports organizations, principally management consulting and strategic advisory services, and the facilitation of introductions to SMP's contacts within the sports industry. SMP generated no net revenues during the year 2001.

ITEM 7. FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB



                                    CONTENTS

Independent Auditor's Report..................................................21

Consolidated Balance Sheets.................................................. 22

Consolidated Statements of Operations........................................ 24

Consolidated Statements of Stockholders' Equity (Deficit).................... 25

Consolidated Statements of Cash Flows........................................ 26

Notes to the Consolidated Financial Statements............................... 29

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SPORTSNUTS, INC.
Salt Lake City, Utah

     We have audited the accompanying balance sheets of SportsNuts, Inc. (formerly SportsNuts.com International, Inc.)(a development stge company) as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SportsNuts, Inc. for the year ended December 31, 2000 were audited by other auditors whose report dated March 5, 2001 expressed an unqualified opinion.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsNuts, Inc. as of December 31, 2001 and the results of its operations and cash flows for the year then ended inconformity with generally accepted accounting principles in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chrisholm & Associates
North Salt Lake City, Utah
March 12, 2002
                                       21

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                  December 31,
                                                                       2001
                                                              ------------------
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                         $          84,859
   Accounts receivable, net (Note 1)                                     12,218
   Prepaid expenses                                                      13,338
                                                              ------------------

     Total Current Assets                                               110,415
                                                              ------------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                    722,534
   Computer software                                                    721,809
   Furniture and office equipment                                       193,819
   Less - accumulated depreciation                                   (1,137,588)
                                                              ------------------

     Total Property and Equipment                                       500,574
                                                              ------------------

OTHER ASSETS

   Goodwill, net (Note 11)                                              153,270
                                                              ------------------

   Total Other Assets                                                   153,270
                                                              ------------------

     TOTAL ASSETS                                             $         764,259
                                                               ==================


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   December 31,
                                                                        2001
                                                              ------------------
CURRENT LIABILITIES

   Accounts payable                                           $         850,020
   Accrued expenses                                                     632,721
   Capital leases, current portion (Note 12)                             69,023
   Notes payable, current portion (Note 3)                              115,000
   Notes payable, related parties (Note 2)                              486,000
                                                              ------------------

     Total Current Liabilities                                        2,152,764
                                                              ------------------

LONG-TERM LIABILITIES

   Capital leases (Note 12)                                             252,224
                                                              ------------------

     Total Long-Term Liabilities                                        252,224
                                                              ------------------

     TOTAL LIABILITIES                                                2,404,988
                                                              ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                       356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 46,668,854 shares issued and
    outstanding, respectively                                            93,338
   Additional paid-in capital                                        19,166,789
   Accumulated deficit                                              (20,901,212)
                                                              ------------------

     Total Stockholders' Equity (Deficit)                            (1,640,729)
                                                              ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                              $         764,259
                                                              ==================



        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations



                                                                                  For the Years Ended
                                                                                       December 31,
                                                                           -------------------------------------
                                                                                 2001              2000
                                                                           ------------------  -----------------
NET SALES                                                                  $          264,529  $          -
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      109,067             -
   General and administrative                                                       1,303,964          5,656,139
   Selling and marketing                                                              671,624            698,276
   Research and development                                                           208,884            253,588
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       2,293,539          6,608,003
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                               (2,029,010)        (6,608,003)
                                                                           ------------------  -----------------
OTHER INCOME (EXPENSES)
   Interest expense                                                                  (133,053)          (109,764)
   Interest income                                                                        535              2,267
   Other income                                                                        36,914              7,750
   Gain on forgiveness of debt                                                        421,374             33,826
   Loss on sale of assets                                                              -                 (36,553)
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    325,770           (102,474)
                                                                           ------------------  -----------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                               (1,703,240)        (6,710,477)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                                    (1,703,240)        (6,710,477)

LOSS FROM DISCONTINUED
OPERATIONS (Note 9)                                                                    -                (546,577)
                                                                           ------------------  -----------------

NET LOSS                                                                   $       (1,703,240) $      (7,257,054)
                                                                           ==================  =================
BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                                         $            (0.10) $           (4.02)
   Loss from discontinued operations                                                   -                   (0.33)
                                                                           ------------------  -----------------
     Basic Loss Per Share                                                  $            (0.10) $           (4.35)
                                                                           ==================  =================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                                16,343,197          1,668,072
                                                                           ==================  =================





        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                     Preferred Stock           Common Stock
                                     ---------------           ------------
                                    Shares         Amount     Shares      Amount
                                    ---------     -------   ----------   -------
Balance, December 31, 1999                  -     $     -      894,918   $ 1,790
Issuance of common stock for cash
(net of issuance costs of $15,000)          -           -      927,383     1,855
Warrants issued below market value          -           -            -         -
Preferred shares issued for cash      178,000         356            -         -
Stock offering costs                        -           -            -         -
Shares issued for services                  -           -      945,800     1,892
Shares issued for debt payment              -           -      504,200     1,008
Shares issued for exercise of stock
options                                     -           -       50,000       100
Shares issued for exercise of warrants      -           -       74,794       149
Net loss for the year ended December
31, 2000                                    -           -            -         -
                                 ------------     -------   ----------   -------

Balance, December 31, 2000            178,000         356    3,397,095     6,794
Issuance of common stock for cash           -           -   15,000,000    30,000
Warrants/Options issued below
   market value                             -           -            -         -
Shares issued for services                  -           -    4,525,000     9,050
Shares issued for exercise of stock
   options                                  -           -    3,460,000     6,920
Shares issued for exercise of warrants
   for cash                                 -           -      712,206     1,425
Shares issued for exercise of warrants
   for services rendered                    -           -      990,000     1,980
Shares issued for debt payment              -           -   12,784,553    25,569
Shares issued to an officer for debt
   payment and compensation                 -           -    2,000,000     4,000
Shares issued for purchase of Rocky
   Mountain Sports Alliance                 -           -    3,800,000     7,600
Net loss for the year ended Decem-
   ber 31, 2001                             -           -            -         -
                                     --------    ---------  ----------  --------

Balance, December 31, 2001            178,000    $     356  46,668,854  $ 93,338
                                     ========    ========= ===========  ========

        The accompanying notes are an integral part of these consolidated financial statements.


                                       25-A

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Continued)

                                     Additional                       Total
                                      Paid-In     Accumulated    Stockholder's
                                      Capital       Deficit     Equity (Deficit)
                                   ------------  -------------  ----------------
Balance, December 31, 1999         $ 12,494,031  $ (11,940,918)  $      554,903
Issuance of common stock for cash
(net of issuance costs of $15,000)      458,146               -         460,001
Warrants issued below market value    3,592,418               -       3,592,418
Preferred shares issued for cash        394,644               -         395,000
Stock offering costs                   (19,500)               -         (19,500)
Shares issued for services              720,035               -         721,927
Shares issued for debt payment           50,771               -          51,779
Shares issued for exercise of stock
   options                                7,900               -           8,000
Shares issued for exercise of warrants    9,851               -          10,000
Net loss for the year ended Decem-
   ber 31, 2000                                      (7,257,054)     (7,257,054)
                                 --------------   --------------   -------------

Balance, December 31, 2000           17,708,296     (19,197,972)      1,482,526)
Issuance of common stock for cash       210,000               -         240,000
Warrants/Options issued below
   Market value                         283,954               -         283,954
Shares issued for services              216,350               -         225,400
Shares issued for exercise of stock
   options                               88,980               -          95,900
Shares issued for exercise of warrants
   for cash                              63,575               -          65,000
Shares issued for exercise of warrants
   for services rendered                210,622               -         212,602
Shares issued for debt payment          146,612               -         172,181
Shares issued to an officer for debt
   payment and compensation              56,000               -          60,000
Shares issued for purchase of Rocky
   Mountain Sports Alliance             182,400               -         190,000
Net loss for the year ended Decem-
   ber 31, 2001                               -      (1,703,240)     (1,703,240)
                                  -------------  ---------------   -------------

Balance, December 31, 2001        $  19,166,789  $  (20,901,212)   $ (1,640,729)
                                  =============  ===============   =============

                                      25-B

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         2001                   2000
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $      (1,703,240)  $      (7,257,054)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                             484,945             462,544
     Amortization of goodwill                                                                  27,048              -
     Common stock issued for services                                                         270,400             721,927
     Warrants issued below market value                                                       283,954           3,592,418
     Loss on sale of fixed assets                                                              -                   36,553
     Gain on forgiveness of debt                                                             (421,374)            (33,826)
     Warrants exercised for services                                                          212,602              -
     Options exercised for services                                                             4,942              -

   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (4,857)              8,162
     Inventory                                                                                 11,650              12,286
     Restricted cash                                                                           -                  110,000
     Other current assets                                                                      23,382              25,150
     Accounts payable and accrued expenses                                                    395,777             720,938
     Capital leases payable                                                                    (9,908)             -
     Advances payable                                                                          31,399              -
     Deferred revenue                                                                         (22,043)             -
                                                                                    -----------------   -----------------

       Net Cash Used in Operating Activities                                                 (415,323)         (1,600,902)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                                          -                   79,714
   Purchases of property and equipment                                                         -                 (139,817)
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                   -                  (60,103)
                                                                                    -----------------   -----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                                           For the Years Ended
                                                                                              December 31,
                                                                                    -------------------------------------
                                                                                         2001                2000
                                                                                    -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                                    4,000             482,000
   Proceeds from issuance of notes payable                                                     -                  240,000
   Proceeds from issuance of common stock                                                     240,000             493,009
   Proceeds from issuance of preferred stock                                                   -                  395,000
   Proceeds from exercise of stock options                                                     81,600              -
   Proceeds from exercise of stock warrants                                                    65,000              -
   Cash received upon acquisition of subsidiary                                                20,420              -
   Stock offering costs                                                                        -                  (34,500)
   Cash received from capital lease                                                            96,011              -
   Principal payments of notes payable - related parties                                       (7,500)            (62,500)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $         499,531   $       1,513,009
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          84,208   $        (147,996)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                              651             148,647
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          84,859   $             651
                                                                                    =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $          28,888   $           3,021
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $         270,400   $         721,927

   Common stock issued to convert notes
   payable and interest                                                             $         172,181   $          41,771

   Equipment exchanged for reduction of
   accounts payable                                                                 $          -        $           7,626

   Common stock issued for reduction of
   accounts payable                                                                 $          15,000   $          10,000


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         2001                   2000
                                                                                    -----------------   -----------------
SUPPLEMENTAL CASH FLOW INFORMATION (continued)

   Common stock issued for warrants exercised
   through services rendered                                                        $         212,602   $          -

   Common stock issued for options exercised
   through services rendered                                                        $           4,942   $          -

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                                                $           9,358   $          -


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

              a. Organization and Description of Business

              SportsNuts, Inc. (formerly SportsNuts.com International, Inc.) (the "Company") was incorporated under the laws of the State of Delaware on July 12, 1996. On April 15, 2001 the Company changed its name from SportsNuts.com International, Inc. to SportsNuts, Inc. Prior to the reorganization with SportsNuts.com, Inc. ("SportsNuts"), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company. On March 1, 2000, the Company reentered the development stage when it discontinued the operations of its direct sales division (see Note 9).

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

              SportsNuts was incorporated in the state of Utah on November 13, 1996 and began operations on January 1, 1997. Its primary business involved the sales and distribution of sporting goods and health/nutritional products, using the Internet, through a direct sales distribution strategy. The strategy also included creating a personalized sports community offering a comprehensive bundle of sports, outdoors and fitness-related products, services and information in a club environment on its web site. The direct sales distributor force sold club memberships with access to these products and services on its web site.

              This business strategy had continued since its inception and subsequent to the Reorganization until March 1, 2000, when the Company determined to discontinue its direct sales operations (see
              Note 9).

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              a. Organization and Description of Business (Continued)

              Effective April 15, 2001, the Company issued 3,800,000 shares of its common stock to aquire Rocky Mountain Sports Alliance, Inc. ("RMSA") in exchange for all of the issued and outstanding shares of RMSA common stock. The acquisition was accounted for as a purchase per APB No. 16. The RMSA is a sports management firm located in Salt Lake City, Utah and currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. Management believes that the addition of the RMSA to the Company's technology solutions gives the Company a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations.

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

                          Computer hardware                         3 years
                          Computer software                         3 years
                          Office equipment                          7 years

              Depreciation expense for the year ended December 31, 2001 and 2000 was $484,945 and $462,544, respectively.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              e. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $25,793 for the year ended December 31, 2001.

              f. Revenue Recognition

              Substantially all of the Company's sales are on a cash-for-service basis. Occasionally, sales are made on account for the sale of promotional merchandise. Revenue is recognized upon completion of the service or upon delivery of the goods.

              g. Estimates

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

              h. Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred.

              i. Basic Loss Per Share

                                                                              For Years Ended December 31,
                                                                         ---------------------------------------
                                                                                2001                2000
                                                                         -----------------     -----------------
Basic loss per share from continuing operations:

                     Loss (numerator)                                    $    (1,703,240)      $   (6,710,477)
                     Shares (denominator)                                     16,434,197            1,668,072
                     Per share amount                                    $         (0.10)      $        (4.02)

              Basic loss per share from discontinued operations:

                     Loss (numerator)                                    $          -          $     (546,577)
                     Shares (denominator)                                           -               1,668,072
                     Per share amount                                    $          -          $        (0.33)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              j.  Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2001.

              At December 31, 2001, the Company had net operating loss carryforwards of approximately $12,500,000 that may be offset against future taxable income through 2021. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

              k. Research and Development

              The Company follows the policy of charging research and development costs to expense as incurred.

              l.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 2001, there were 8,005,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                                  December 31,
                                                                                                       2001
                                                                                              ------------------

               Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000. Note is convertible into common
               stock of the Company at $.10 per share.                                         $         450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                                                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                             7,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                             9,000
                                                                                               -----------------

                     Total notes payable - related parties                                               486,000

                     Less: current portion                                                              (486,000)
                                                                                               -----------------

                     Long-term notes payable                                                   $          -
                                                                                               =================

              Maturities of notes payable - related parties are as follows:

                         Year Ending
                         December 31,                                                                 Amount
              ------------------------------------                                             -----------------
                         2002                                                                  $         486,000
                                                                                               -----------------

                         Total                                                                 $         486,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                                  December 31,
                                                                                                     2001
                                                                                               -----------------

              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                                     $          20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000. Note is convertible into common stock of the Company at $1.00
               per share.                                                                                 25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001. Note is convertible into common stock of the Company at $0.25
               per share.                                                                                 50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                                            15,000

              Note payable to an individual, unsecured,
               interest at 12%, due on demand.                                                             5,000
                                                                                               -----------------

                     Total notes payable                                                                 115,000

                     Less: current portion                                                              (115,000)
                                                                                               ------------------

                     Long-term notes payable                                                   $               -
                                                                                               ==================

              Maturities of notes payable are as follows:

                       Year Ending
                       December 31,                                                                  Amount
              -------------------------------                                                  -----------------

                           2002                                                                $         115,000
                                                                                               -----------------

                          Total                                                                $         115,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS

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

              Effective August 15 through September 28, 2000, the Company sold and issued 1,402,383 shares of common stock at an average price of $0.43 per share.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

              Effective July 30, 2001, the Company issued 630,000 shares of common stock at a price of $0.024 in exchange for the exercise of stock options held by a consultant of the Company.

              Effective August 15, 2001, the Company issued 2,000,000 shares of common stock valued at $0.0075 in satisfaction of obligations for expense reimbursements due to an officer of the Company. The difference between the issue price and the market price has been expensed as general and administrative expenses in the financial statements.

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

              Effective November 15, 2001, the Company sold and issued 4,500,000 shares of its common stock at a price of $0.01 per share.

              Effective November 15, 2001, the Company issued 286,850 shares of common stock valued at $0.10 per share in satisfaction of notes and interest payable due to an individual by the Company.

              Effective November 15, 2001, the Company issued 12,268,000 shares of common stock valued at $0.01 per share in satisfaction of interest payable due to an individual by the Company.

              Effective November 15, 2001, the Company sold and issued 5,000,000 shares of its common stock at a price of $0.01 per share.

              Effective November 15, 2001, the Company sold and issued 500,000 shares of its common stock at a price of $0.01 per share.

              Effective November 15, 2001, the Company sold and issued 1,500,000 shares of its common stock at a price of $0.01 per share.

              Effective November 15, 2001, the Company sold and issued 2,500,000 shares of its common stock at a price of $0.01 per share.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at December 31, 2001:

                      Options outstanding at December 31, 2000                                           2,195,000
                      Options granted                                                                    6,060,000
                      Options forfeited                                                                   (120,000)
                      Options exercised                                                                  (130,000)
                                                                                                -----------------
                      Options outstanding at December 31, 2001                                           8,005,000
                                                                                                ==================

                      Weighted average exercise price of options
                      outstanding at December 31, 2001                                          $             0.06
                                                                                                ==================


                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                Exercise             December 31,    Contractual       Exercise        December 31,     Exercise
                       Prices         2001            Life             Price            2001             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $            0.02         3,575,000            4.73  $          0.02           743,750   $       0.02
              $            0.03         2,400,000            4.20  $          0.03           562,500   $       0.03
              $            0.16         2,030,000            3.53  $          0.16         1,039,997   $       0.16

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

                                                                                        December 31,
                                                                       ----------------------------------------------
                                                                                2001                    2000
                                                                       ----------------------   ---------------------
              Net loss as reported                                     $        (1,703,240)   $         (7,257,054)
              Pro forma net loss                                                (1,848,043)             (7,558,644)
              Basic loss per share as reported                                       (0.11)                  (4.35)
              Pro forma basic loss per share                                         (0.11)                  (4.53)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        3.93% - 6.12%
                      Expected life                                                                      4-5 Years
                      Expected volatility                                                              2.18 - 2.35
                      Dividend yield                                                                           0.0

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

Non-Employee Stock Options

              On April 6, 2001, the Company issued options to acquire 20,000 shares of common stock. These options were issued at an exercise price of $0.03. On April 25, 2001, the Company issued options to acquire 900,000 shares of common stock at an exercise price of $0.05. On July 10, 2001, the Company issued options to acquire 2,500,000 shares of common stock as follows: 630,000 options at an exercise price of $0.024 and 1,870,000 options at an exercise price of $0.012. On October 17, 2001, the Company issued options to acquire 1,550,000 shares of common stock at an exercise price of $0.02. The options issued in 2001 have maturities of five years. The options issued were to non-employees of the Company. The following tables summarize the information regarding non-employee options outstanding at December 31, 2001.

                      Options outstanding at January 1, 2001                                                -
                      Options granted                                                                    4,970,000
                      Options exercised                                                                (3,330,000)
                                                                                                -----------------
                      Options outstanding at December 31, 2001                                           1,640,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at December 31, 2001                                  $             0.02
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                   Outstanding        Remaining        Average      Exercisable at       Average
                   Exercise        December 31,     Contractual       Exercise       December 31,        Exercise
                     Price             2001            Life             Price           2001              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.01            70,000            4.46  $          0.01            70,000   $       0.01
              $            0.02         1,550,000            4.73  $          0.02           395,000   $       0.02
              $            0.03            20,000            4.20  $          0.03            20,000   $       0.03

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                               Risk free interest rate                                                 3.93% - 5.22%
                               Expected life                                                           1 - 60 Months
                               Expected volatility                                                       2.29 - 2.36
                               Dividend yield                                                                    0.0

              As a result of applying SFAS No. 123, the Company had an expense of $187,190 during the year ended December 31, 2001. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              During the year ended December 31, 2001, the Company issued warrants to acquire 10,025,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.016 to $0.152. The warrants were issued as follows: 8,500,000 attached to common stock issued for cash, 250,000 attached to common stock issued to convert a note payable, and 1,275,000 related to services rendered. All warrants issued were to non-employees of the Company. The following tables summarize the information regarding warrants outstanding at December 31, 2001. All the warrants are exercisable at December 31, 2001.

                               Warrants outstanding at December 31, 2000                                  2,047,558
                               Warrants granted                                                          10,025,000
                               Warrants expired                                                           (395,185)
                               Warrants exercised                                                       (1,702,206)
                                                                                                    --------------
                               Warrants outstanding at December 31, 2001                                 9,975,167
                                                                                                    ===============

                   Weighted average exercise price of warrants
                                 outstanding at December 31, 2001                                      $       0.25
                                                                                                       ============

                                                             Number of            Weighted
                                                             Warrants             Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                            December 31,        Contractual          Exercise
                      Range of Exercise Prices               2001                Life                Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.03 - $0.10                              8,750,000                1.80  $             0.03
                      $0.75 - $1.00                                185,167                0.97  $             0.77
                      $2.00                                      1,040,000                1.29  $             2.00

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

              As a result of applying SFAS No. 123, the Company had an expense of $96,765 and $3,592,418 during the years ended December 31, 2001 and 2000, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different office facilities under non-cancelable operating leases expiring in 2004. Rental expense for the years ended December 31, 2001 and 2000 was $124,452 and
               $134,024, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $6,277 and $8,040, respectively for the years ended December 31, 2001 and 2000.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                            Amount
              ------------                                                                      ------------------
              2002                                                                              $          146,919
              2003                                                                                         143,715
              2004                                                                                          58,085
              2005 and thereafter                                                                              -
                                                                                                ------------------

                   Total minimum lease payments                                                 $          348,719
                                                                                                ==================

NOTE 7 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2001 of approximately $20,900,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

              The net loss for the years ended December 31, 2001 and 2000 was $1,703,240 and $7,257,054, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 8 -      RELATED PARTY TRANSACTIONS

              Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company ("GMI Note") to the Gardner Management, Inc. Profit Sharing Plan and Trust, a principal shareholder of the Company, in exchange for $450,000 in cash proceeds. As of August 1, 2000, the principal amount of the GMI Note is convertible into 4,500,000 shares of Common Stock. On March 31, 2000, the Company filed the GMI Note with the Securities and Exchange Commission as an Exhibit to the Company's annual report on Form 10-KSB for the year ended December 31, 1999. Effective November 15, 2001, the Company issued 12,268,000 shares of common stock valued at $0.01 per share is satisfaction of interest payable on the GMI Note.

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

              Effective August 15, 2001, the Company issued 2,000,000 shares of common stock valued at $0.0075 per share in satisfaction of obli-gations for expense reimbursements due to an officer of the Com-pany.

              Effective November 15, 2001, the Company converted interest of $122,680 as accrued on a promissory note issued by the Company and held by a principal shareholder of the Company into 12,268,000 shares of restricted Common Stock of the Company.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 9 -      DISCONTINUED OPERATIONS

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

                                                                                                December 31,
                                                                                                     2000
                                                                                               -----------------

              NET SALES                                                                        $          41,188
                                                                                               -----------------

              OPERATING EXPENSES
                Cost of sales                                                                             34,136
                General and administrative                                                               277,990
                Selling and marketing                                                                    225,932
                Research and development                                                                  50,421
                                                                                               -----------------

                   Total Operating Expenses                                                              588,479
                                                                                               -----------------

              LOSS FROM OPERATIONS                                                                      (547,291)
                                                                                               -----------------

              OTHER INCOME (EXPENSES)
                Interest expense                                                                            (257)
                Interest income                                                                              971
                                                                                               -----------------

                  Total Other Income (Expense)                                                               714
                                                                                               -----------------

              LOSS BEFORE INCOME TAX (EXPENSE)                                                          (546,577)

              INCOME TAX (EXPENSE)                                                                        -
                                                                                               -----------------

              LOSS FROM DISCONTINUED OPERATIONS                                                $        (546,577)
                                                                                               =================

NOTE 10 - SEGMENT REPORTING

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 10 - SEGMENT REPORTING (Continued)

              Financial information as of and for the year ended December 31, 2001 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------
              Cash                                        $          50,386  $           34,147  $              326
              Fixed assets, net                                     332,503               3,943             164,128
              Total assets                                          543,476              41,710             379,653
              Total liabilities                                   2,083,654              30,858             481,374
              External revenues                                       5,413             195,349              63,767
              Cost of goods sold                                     -                   92,448              16,619
              Other income (expense)                                349,455                 160            (23,845)
              Segment profit (loss) before tax effect           (1,602,690)               1,171           (101,721)

NOTE 11 -     BUSINESS COMBINATION

              On April 15, 2001, the Company acquired Rocky Mountain Sports Alliance (RMSA) by exchanging 3,800,000 shares of its common stock for all of the common stock of RMSA. The transaction was accounted for as a purchase in accordance with APB 16, "Business Combinations." The excess of the total acquisition cost over the fair value of the net assets acquired of $180,318 is being amortized over 5 years by the straight-line method. Amortization expense amounted to $27,048 for the year ended December 31, 2001.

              The results of operations of RMSA are included in the consolidated financial statements from the date of acquisition.

              Unaudited pro forma consolidated results of operations for the year ended December 31, 2001 as though RMSA had been acquired as of January 1, follows:

              The unaudited pro forma consolidated results include the amounts for the Company and RMSA and twelve months of amortization of goodwill.

                                                                             December 31, 2001
                                                                            --------------------

                     Sales                                                   $         264,529
                     Net loss                                                       (1,749,125)
                                                                             ------------------

                     Basic and diluted earnings per share                    $           (0.11)
                                                                             ==================

              The unaudited pro forma results of operations are not necessarily indicative of what the results would have been had the acquisition actually occurred on the dates indicated, and are not necessarily representative of future results of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 12 -     CAPITAL LEASES

              Obligations under the capital lease at December 31, 2001 are as follows:

                     Payable in monthly principal and interest payments of
                     $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          419,007

                     Less amounts representing taxes and interest                                          (97,760)
                                                                                                 ------------------

                     Total capital leases                                                                   321,247

                     Less current portion                                                                  (69,023)
                                                                                                 ------------------

                     Capital leases - long-term portion                                          $          252,224
                                                                                                 ------------------

              Future principal obligations of the capital leases payable are as follows:

                     Year Ending
                     December 31,                                                                      Amount
              -------------------------                                                          ------------------
                     2002                                                                        $           69,023
                     2003                                                                                    61,164
                     2004                                                                                    70,808
                     2005                                                                                    82,156
                     2006                                                                                    38,096
                                                                                                 ------------------
                   Total capital leases                                                          $          321,247
                                                                                                 ==================

              Depreciation expense of $39,617 associated with the equipment under capital lease was expensed during the year ended December 31, 2001.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 9: Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year. The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term. Thereafter, any director, whether elected or re- elected, will serve a three-year term. Each of the Company's eight directorships has been divided into one of these three classes, with one class containing two directorships and two classes containing three directorships. Kenneth I. Denos, age 34, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors. A short summary of Mr. Denos' business experience is below. His term of office will expire at the next annual shareholders meeting. No annual shareholders meeting is planned for the year 2002.

     Kenneth Denos, age 34, serves as the Company's Chief Executive Officer, General Counsel, Secretary, and has been a member of the Board of Directors since April, 1999. Mr. Denos also serves on the Board of Directors of Moore, Clayton & Co., Inc., an international strategic and advisory firm with offices in Los Angeles, Salt Lake City, New York City, London, and Wolfsburg, Germany. Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance. Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law. Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

Board of Directors Meetings and Committees

     Although various items were reviewed and approved by the Board of Directors during 2001, the Board held no meetings during the fiscal year ended December 31, 2001.

     The Company does not have Audit or Compensation Committees of the Board of Directors.

Compensation of Directors

     Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings. Directors may also be granted stock options under the Company's 2000 Stock Option Plan.

Item 10: Executive Compensation.

     The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2001, 2000, and 1999 of those persons who were the Company's Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

                                                                                      Long-Term
                             Annual Compensation                                    Compensation
                             -------------------                                    ------------

                                                                                     Securities
        Name and                                                                     Underlying            All Other
   Principal Position             Year             Salary             Bonus            Options            Compensation
   ------------------            -------        -----------           -----          ------------         ------------
Kenneth Denos                     2001       $    150,000(1)       $       0        2,000,000             $      0
CEO                               2000            148,750(2)               0          650,000                    0
                                  1999               122,875               0                                     0

(1) Represents $150,000 in earned but unpaid salary during 2001.
(2) Represents $64,375 in salary paid during 2000 and $86,250 in earned but unpaid salary during 2000.


Option Grants in Last Fiscal Year

                                                          Percentage of
                                 Number of                Total Options
                                 Securities                Granted to             Exercise
                                 Underlying                 Employees               Price              Expiration
Name                           Options Granted           in Fiscal Year           per Share               Date
----                           ---------------           --------------           ---------               ----
Kenneth Denos                     1,000,000                   8.89%                 $0.03               04/05/06
Kenneth Denos                     1,000,000                   8.89%                 $0.02               10/16/06


Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

                                                               Number of Unexercised             Value of Unexercised
                                                                      Options                    In-the-Money Options
                                                               at December 31, 2001            at December 31, 2001 (1)
                            Shares
Name                       Acquired           Value                Exercisable /                  Exercisable /
                         On Exercise         Realized              Unexercisable                  Unexercisable
-------------            ---------------     --------              -------------                  --------------
Kenneth Denos                 0                 0                 350,000/650,000                        0/0
Kenneth Denos                 0                 0                 250,000/750,000                        0/0
Kenneth Denos                 0                 0                 250,000/750,000                   $2,500/$7,500

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2000 of $0.03.

Item 11: Security Ownership of Certain Beneficial Owners and Management.

SportsNuts, Inc.

        The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.002 per share) as of March 1, 2002 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2001, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2001 as a group. As of such date, the Company had 51,571,086 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10421 South 500 West, Suite 550, Salt Lake City, Utah 84095.

SPORTSNUTS, INC.                                                                   Common Stock
                                                                                   -------------
              Directors, Executive Officers,
                      5% Stockholders                                Number                 Percent of Class(1)
                      ---------------                                ------                 ----------------
Kenneth Denos(2)                                                   21,526,602                     30.28%
Gardner Management, Inc. Profit Sharing Plan and                   16,892,991                     30.18%
Trust(3)
Bryan Green(4)                                                     4,362,500                      8.37%
Moore, Clayton & Co., Inc.(5)                                      18,526,602                     26.43%
Nicholas Brigstocke(6)                                             10,000,000                     17.68%
Buckley Barlow(7)                                                  15,100,000                     22.65%
Gary Frech(8)                                                      4,072,679                      7.60%
                                                                  -----------                    ------
All directors and officers as a group                              21,526,602                     30.28%
(1 person)

     (1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 51,571,086 shares of Common Stock outstanding as of March 1, 2002, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

     (2) Chief Executive Officer, Secretary, and Director of the Company. Includes 2,000,000 shares of Common Stock held directly by Mr. Denos and 1,000,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. ("MCC"), this number also includes warrants held by MCC to acquire 5,000,000 shares of Common Stock that are currently exercisable or will become exercisable within 60 days and certain promissory notes held by MCC that are currently convertible into 13,526,602 shares of Common Stock Excludes 1,650,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are not currently exercisable and will not become exercisable within 60 days.

     (3) Principal Shareholder of the Company. Includes 12,273,895 shares of Common Stock held directly by Gardner Management, Inc. Profit Sharing Plan and Trust and 4,707,123 shares of Common Stock issuable upon the exercise of a Convertible Promissory Note held by the Trust.

     (4) Principal Shareholder of the Company. Includes 3,800,000 shares held directly by Mr. Green and 562,500 shares of Common Stock issuable upon exercise of options held by Mr. Green that are currently exercisable or will become exercisable within 60 days.

     (5) Principal Shareholder of the Company. Includes 5,000,000 shares issuable from the exercise of warrants held by MCC and certain promissory notes held by MCC that are convertible into 13,526,602 shares of Common Stock.

     (6) Principal Shareholder of the Company. Includes 5,000,000 shares of Common Stock held directly by Mr. Brigstocke and 5,000,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Brigstocke.

     (7) Principal Shareholder of the Company. Includes 15,000,000 shares of Common Stock issuable upon the conversion of warrants held by Mr. Barlow and 100,000 shares of Common Stock issuable from the exercise of options held by Mr.Barlow that are currently exercisable or will become exercisable within 60 days.

     (8) Principal Shareholder of the Company. Includes 2,072,679 shares of Common Stock held directly by Mr. Frech and 2,000,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Frech.

SportsNuts.com, Inc.

     The Company currently holds a controlling interest in SportsNuts.com, Inc., a privately-held Delaware corporation ("SNC"). At some point in the future, the Company intends to acquire 100% of the shares of SNC Common Stock. Pursuant to this proposed share acquisition, the Company anticipates issuing 0.032745 shares of the Company's Common Stock in exchange for each share of SNC common stock.

     The following table sets forth certain information regarding the beneficial ownership of SNC common stock (par value $0.001 per share) as of March 1, 2002, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2001, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2001 as a group. As of such date, SNC had 15,900,742 shares of common stock outstanding, 73.47% of which was held by the Company. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10421 South 500 West, Suite 550, Salt Lake City, Utah 84095.

SPORTSNUTS.COM, INC.                                                                Common Stock
                                                                                   --------------
                Directors, Executive Officers,
                       5% Stockholders                                   Number                 Percent of Class(1)
                       ---------------                                   ------                 ----------------
Kenneth Denos(2)                                                        183,713                      1.16%
Gardner Management, Inc. Profit Sharing Plan and                           -                           -
    Trust(3)
Bryan Green(4)                                                             -                           -
Moore, Clayton & Co., Inc.(5)                                              -                           -
Nicholas Brigstocke(6)                                                     -                           -
Buckley Barlow(7)                                                          -                           -
Gary Frech(8)                                                              -                           -
                                                                           --                         --
All directors and officers as a group                                   183,713                      1.16%
(1 person)

** Less than one percent

     (1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 15,900,742 shares of SNC common stock outstanding as of March 1, 2002, and shares of SNC common stock subject to options or warrants held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such
options  or   warrants.   The  percentage  ownership  of   any  shareholder  is
determined by assuming that the shareholder has exercised all options and warrants to obtain additional SNC securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of SNC common stock shown as beneficially owned by them, subject to applicable community property laws.

     (2) Chief Executive Officer, Secretary, and Director of the Company. Includes 183,713 shares of SNC common stock held directly by Mr. Denos.

     (3) Principal Shareholder of the Company

     (4) Principal Shareholder of the Company.

     (5) Principal Shareholder of the Company.

     (6) Principal Shareholder of the Company.

     (7) Principal Shareholder of the Company.

     (8) Principal Shareholder of the Company.


Item 12: Certain Relationships and Related Transactions.

     Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company to the Gardner Management, Inc. Profit Sharing Plan and Trust, a principal shareholder of the Company, in exchange for $450,000 in cash proceeds ("GMI Note"). As of March 1, 2002, the GMI Note, together with interest as accrued, is convertible into 4,707,123 shares of Common Stock. On March 30, 2000, the Company filed the GMI Note with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

     Effective November 15, 2001, the Company converted interest of $122,680 as accrued on a promissory note issued by the Company and held by a principal shareholder of the Company into 12,268,000 shares of restricted Common Stock of the Company.


Item 13: Exhibits and Reports on Form 8-K.

    (a)      Documents Filed as a Part of this Report

             (1)      Financial Statements

             See "Item 7 - Financial Statements Required by Form 10-KSB."

             (2)      Financial Statement Schedules

             The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Chisholm & Associates, LLC, the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

             Report   of   Chisholm   &   Associates,   Independent
         Accountants, on Financial Statement Schedules.

             (3)      Exhibits

             See "Index to Exhibits."

     b)      Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 2001.

INDEX TO EXHIBITS

    Number             Exhibits
    ------             ---------------------------------------------------
      3.1              Amended and Restated Certificate of Incorporation of
                          SportsNuts, Inc., a Delaware corporation.(1)
      3.2              Amended and Restated Bylaws of SportsNuts, Inc., a
                          Delaware corporation.(2)
     10.1              Convertible Promissory Note and Security Agreement among
                          Gardner Management, Inc. Profit Sharing Plan and
                          Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and
                          the Company, including amendments, dated February 1,
                          2000.(3)
     10.2              Debt Conversion Agreement between the Company and Gardner
                          Management, Inc. Profit Sharing Plan and Trust, dated
                          November 15, 2001
     10.5              SportsNuts, Inc. 2000 Stock Option Plan. (4)
     21.1              Subsidiaries of the Registrant.(5)

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

                                   SPORTSNUTS, INC


Dated: March 28, 2002              By:  /s/ Kenneth I. Denos
                                   -------------------------------------------
                                        Kenneth I. Denos
                                        Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                       Title                     Date
     ---------                       -----------------------   ---------------
/s/ Kenneth I. Denos                 Chief Executive Officer   March 28, 2002
-------------------------            and sole Director
                                     (Principal Executive Officer)
                                     (Principal Financial and Accounting
                                     Officer)

                                       52