Form 10KSB/A
period 2001-12-31
SPORTSNUTS  INC
filed 2002-04-30
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB/A

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


                       DOCUMENTS INCORPORATED BY REFERENCE

      None.


  Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS

Part I
      Item 1 - DESCRIPTION OF BUSINESS.........................................1
               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS...............1
      Item 2 - DESCRIPTION OF PROPERTY........................................12
      Item 3 - LEGAL PROCEEDINGS..............................................13
      Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............13

Part II
      Item 5 - MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS...........................................14
      Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................15
      Item 7 - FINANCIAL STATEMENTS...........................................20
      Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.......................................49

Part III
      Item 9 - DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
      WITH SECTION 16(a) OF THE EXCHANGE ACT..................................49
      Item 10 - EXECUTIVE COMPENSATION........................................50
      Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
      MANAGEMENT..............................................................51
      Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................53
      Item 13 - EXHIBITS AND REPORTS ON FORM 8-K..............................53

SIGNATURES....................................................................55

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

ITEM 7. FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB



                                    CONTENTS

Independent Auditors' Reports.................................................21

Consolidated Balance Sheet................................................... 23

Consolidated Statements of Operations........................................ 25

Consolidated Statements of Stockholders' Equity (Deficit).................... 26

Consolidated Statements of Cash Flows........................................ 27

Notes to the Consolidated Financial Statements............................... 30

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SPORTSNUTS, INC.
Salt Lake City, Utah

     We have audited the accompanying consolidated balance sheet of SportsNuts, Inc. (formerly SportsNuts.com International, Inc.) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of SportsNuts.com International, Inc. for the year ended December 31, 2000 were audited by other auditors whose report dated March 5, 2001 expressed an unqualified opinion.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SportsNuts, Inc. (formerly SportsNuts.com International, Inc.) as of December 31, 2001 and the results of their operations and their cash flows for the year then ended inconformity with generally accepted accounting principles in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm & Associates
North Salt Lake City, Utah
March 12, 2002
                                       21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
SportsNuts.com International, Inc.
(A Development State Company)
Salt Lake City, Utah

We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our ressponsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principlese used and significat estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts.com International, Inc. as of December 31, 2000 and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted by the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the 2000 consolidated financial statements (not presented separately herein), the Company was a development stage company with no significant operating results to date, which raised substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8 to the 2000 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 5, 2001

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheet

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheet (Continued)


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations



                                                                                  For the Years Ended
                                                                                       December 31,
                                                                           -------------------------------------
                                                                                 2001              2000
                                                                           ------------------  -----------------
NET SALES                                                                  $          264,529  $          -
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      109,067             -
   General and administrative                                                       1,303,964          5,656,139
   Selling and marketing                                                              671,624            698,276
   Research and development                                                           208,884            253,588
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       2,293,539          6,608,003
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                               (2,029,010)        (6,608,003)
                                                                           ------------------  -----------------
OTHER INCOME (EXPENSES)
   Interest expense                                                                  (133,053)          (109,764)
   Interest income                                                                        535              2,267
   Other income                                                                        36,914              7,750
   Gain on settlement of debt (Note 1)                                                421,374             33,826
   Loss on sale of assets                                                              -                 (36,553)
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    325,770           (102,474)
                                                                           ------------------  -----------------
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                                                               (1,703,240)        (6,710,477)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

LOSS FROM CONTINUING OPERATIONS                                                    (1,703,240)        (6,710,477)

LOSS FROM DISCONTINUED
OPERATIONS (Note 9)                                                                    -                (546,577)
                                                                           ------------------  -----------------

NET LOSS                                                                   $       (1,703,240) $      (7,257,054)
                                                                           ==================  =================
BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                                         $            (0.10) $           (4.02)
   Loss from discontinued operations                                                   -                   (0.33)
                                                                           ------------------  -----------------
     Basic Loss Per Share                                                  $            (0.10) $           (4.35)
                                                                           ==================  =================
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                                16,343,197          1,668,072
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


                                       26-A

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                   (Continued)

                                     Additional                       Total
                                      Paid-In     Accumulated    Stockholders'
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

                                      26-B

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         2001                   2000
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $      (1,703,240)  $      (7,257,054)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                             484,945             462,544
     Amortization of goodwill                                                                  27,048              -
     Common stock issued for services                                                         270,400             721,927
     Warrants issued below market value                                                       283,954           3,592,418
     Loss on sale of fixed assets                                                              -                   36,553
     Gain on forgiveness of debt                                                             (421,374)            (33,826)
     Warrants exercised for services                                                          212,602              -
     Options exercised for services                                                             4,942              -

   Changes in operating assets and liabilities:
     Accounts receivable                                                                       (4,857)              8,162
     Inventory                                                                                 11,650              12,286
     Restricted cash                                                                           -                  110,000
     Other current assets                                                                      23,382              25,150
     Accounts payable and accrued expenses                                                    395,777             720,938
     Advances payable                                                                          31,399              -
     Deferred revenue                                                                         (22,043)             -
                                                                                    -----------------   -----------------

       Net Cash Used in Operating Activities                                                 (405,415)         (1,600,902)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                                          -                   79,714
   Purchases of property and equipment                                                         -                 (139,817)
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                   -                  (60,103)
                                                                                    -----------------   -----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                                           For the Years Ended
                                                                                              December 31,
                                                                                    -------------------------------------
                                                                                         2001                2000
                                                                                    -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                                    4,000             482,000
   Proceeds from issuance of notes payable                                                     -                  240,000
   Proceeds from issuance of common stock                                                     240,000             493,009
   Proceeds from issuance of preferred stock                                                   -                  395,000
   Proceeds from exercise of stock options                                                     81,600              -
   Proceeds from exercise of stock warrants                                                    65,000              -
   Cash received upon acquisition of subsidiary                                                20,420              -
   Stock offering costs                                                                        -                  (34,500)
   Cash received from capital lease                                                            96,011              -
   Principal payments on capital leases                                                        (9,908)             -
   Principal payments of notes payable - related parties                                       (7,500)            (62,500)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $         489,623   $       1,513,009
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          84,208   $        (147,996)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                              651             148,647
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          84,859   $             651
                                                                                    =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $          28,888   $           3,021
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $         270,400   $         721,927

   Common stock issued to convert notes
   payable and interest                                                             $         172,181   $          41,771

   Equipment exchanged for reduction of
   accounts payable                                                                 $          -        $           7,626

   Common stock issued for reduction of
   accounts payable                                                                 $          15,000   $          10,000


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                    -------------------------------------
                                                                                         2001                   2000
                                                                                    -----------------   -----------------
SUPPLEMENTAL CASH FLOW INFORMATION (continued)

   Common stock issued for warrants exercised
   through services rendered                                                        $         212,602   $          -

   Common stock issued for options exercised
   through services rendered                                                        $           4,942   $          -

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                                                $           9,358   $          -

   Property and equipment purchased under a
   capital lease                                                                    $         203,745   $          -

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

              h. Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $11,213 and $115,875 for the years ended December 31, 2001 and 2000, respectively, and is included in selling and marketing expenses in the consolidated statements of operations.

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

              m.  Gain on Settlement of Debt

              The gain on settlement of debt arises from the foregiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlelments for less than the face amount of the obligations. The Company is continuing to

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000

NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              m. Gain on Settlement of Debt  (continued)

              negotiate with additional creditors to settle other old accounts payable at a discount. These settlements resulted in a gain of $421,374 and $33,826 for the years ended December 31, 2001 and 2000, respectively.

              n. Newly Issued Accounting Pronouncements

              SFAS No.'s 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending December 31, 2002 for the Company.

              SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

              SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

              While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and any goodwill will not be amortizable.

              SFA No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation,

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              n. Newly Issued Accounting  Pronouncements  (Continued)

              an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant. SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets
              (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."

              SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

              While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2001 and 2000


Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On February 14, 2002, the Company discontinued the relationship with HJ & Associates, LLC as its independent public accountants. The Company has engaged Chisholm & Associates as its new independent public accountants. The decision to change the Company's accounting firm from HJ is the affiliation of Neal A. Hansen, CPA with Chisholm & Associates in January, 2002. As an audit manager with HJ, Mr. Hansen was involved to a great degree in prior audits and resulting preparation of the Company's financial statements. The Company believes that continuing to work with Mr. Hansen and reliance upon Chisholm & Associates for future audit needs will provide both continuity and cost efficiency to the preparation of its financial statements. The Company filed a report with the Securities and Exchange Commission on Form 8-K on February 14, 2002 summarizing the change in its certifying accountant.

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

Compensation of Directors

     Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings. Directors may also be granted stock options under the Company's 2000 Stock Option Plan.
                                       49

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

                                   SPORTSNUTS, INC


Dated: April 30, 2002              By:  /s/ Kenneth I. Denos
                                   -------------------------------------------
                                        Kenneth I. Denos
                                        Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                       Title                     Date
     ---------                       -----------------------   ---------------
/s/ Kenneth I. Denos                 Chief Executive Officer   April 30, 2002
-------------------------            and sole Director
                                     (Principal Executive Officer)
                                     (Principal Financial and Accounting
                                     Officer)

                                       55