Form 10-Q
period 2002-03-31
SPORTSNUTS  INC
filed 2002-05-15
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

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

    The Towers at South Towne II,   Suite 550,
    10421 South 400 West
    Salt Lake City, Utah                                    Zip Code
    ------------------------------------------              --------------
    (Address of principal executive offices)                84095

                                (801) 816-2500
                                 --------------
                           Issuer's telephone number
----------------------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2002, the Company had outstanding 57,568,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2002.

ITEM 1.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB


                                    CONTENTS

Consolidated Balance Sheets.................................................. 4

Consolidated Statements of Operations........................................ 6

Consolidated Statements of Stockholders' Equity (Deficit).................... 7

Consolidated Statements of Cash Flows........................................ 9

Notes to the Consolidated Financial Statements.............................. 11

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                March 31,         December 31,
                                                                                 2002                 2001
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           78,049  $          84,859
   Accounts receivable, net (Note 1)                                                   38,301             12,218
   Prepaid expenses                                                                    43,902             13,338
                                                                           ------------------  ------------------

     Total Current Assets                                                             160,252             110,415
                                                                           ------------------  -------------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  722,534            722,534
   Computer software                                                                  721,809            721,809
   Furniture and office equipment                                                     193,819            193,819
   Less - accumulated depreciation                                                 (1,256,759)        (1,137,588)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     381,403            500,574
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 10)                                                            153,270            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               153,270            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          694,925  $         764,259
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                March            December 31,
                                                                                 2002                 2001
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                                   860,658  $         850,020
   Accrued expenses                                                                   739,922            632,721
   Capital leases, current portion (Note 11)                                           83,493             69,023
   Notes payable, current portion (Note 3)                                            115,000            115,000
   Notes payable, related parties (Note 2)                                            510,167            486,000
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,309,240          2,152,764
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Capital leases (Note 11)                                                           237,754            252,224
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                      237,754            252,224
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              2,546,994          2,404,988
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 57,568,854 and 46,668,854 shares issued
    and outstanding, respectively                                                     115,138             93,338
   Additional paid-in capital                                                      19,553,115         19,166,789
   Accumulated deficit                                                            (21,520,678)       (20,901,212)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (1,852,069)        (1,640,729)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          694,925  $         764,259
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                    For the Three Months Ended
                                                                                               March 31,
                                                                           -------------------------------------
                                                                                2002                  2001
                                                                           ------------------  -----------------

NET SALES                                                                  $           69,983  $          -
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                       19,612             -
   General and administrative                                                         497,621            254,165
   Selling and marketing                                                               89,619            195,520
   Research and development                                                            58,780             46,149
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         665,632            495,834
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (595,649)          (495,834)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (34,911)           (26,839)
   Interest income                                                                         69                101
   Other income                                                                        11,025              5,300
   Gain on settlement of debt (Note 1)                                                 -                   1,797
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (23,817)           (19,641)
                                                                           ------------------  -----------------


LOSS BEFORE INCOME TAXES                                                             (619,466)          (515,475)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (619,466) $        (515,475)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
 BASIC AND DILUTED (Note 1)
   Loss from continuing operations                                         $            (0.01) $           (0.11)
                                                                           ------------------  -----------------
     Basic Loss Per Share                                                  $            (0.01) $           (0.11)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                                51,862,187          4,630,550
                                                                           ==================  =================





        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                              Preferred Stock                    Common Stock
                                         ------------------------      -----------------------------------
                                           Shares       Amount              Shares                Amount
                                         ----------   -----------      --------------       --------------

Balance, December 31, 2000                 178,000    $     356             3,397,095       $        6,794
Issuance of common stock for cash                -            -            15,000,000               30,000
Warrants/Options issued below market value
                                                 -            -                     -                    -
Shares issued for services                       -            -             4,525,000                9,050
Shares issued for exercise of stock options      -            -             3,460,000                6,920
Shares issued for exercise of warrants
for cash                                         -            -               712,206                1,425
Shares issued for exercise of warrants
for services rendered                            -            -               990,000                1,980
Shares issued for debt payment                   -            -            12,784,553               25,569
Shares issued to an officer for debt
payment and compensation                         -            -             2,000,000                4,000
Shares issued for purchase of Rocky
Mountain Sports Alliance                         -            -             3,800,000                7,600
Net loss for the year ended December 31          -
2001                                       -------      -------           -----------        -------------

Balance, December 31, 2001                 178,000          356            46,668,854               93,338

Issuance of common stock for cash
(unaudited)                                      -            -            10,900,000               21,800

Warrants/Options issued below market value
(unaudited)                                      -            -                     -                    -

Net loss for the three months ended
March 31, 2002 (unaudited)                       -            -                     -                    -
                                         ---------     --------           -----------        -------------
Balance, March 31, 2002 (unaudited)        178,000      $   356            57,568,854        $     115,138
                                         =========      =======           ===========        =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                Additional
                                                                 Paid-In        Accumulated      Total Stockholders'
                                                                 Capital          Deficit          Equity (Deficit)
                                                               -------------    --------------  -------------------
Balance, December 31, 2000                                     $  17,708,296   $   (19,197,972)      $   (1,482,526)
Issuance of common stock for cash                                    210,000                 -              240,000
Warrants/Options issued below market value                           283,954                 -              283,954
Shares issued for services                                           216,350                 -              225,400
Shares issued for exercise of stock options                           88,980                 -               95,900
Shares issued for exercise of warrants for cash                       63,575                 -               65,000
Shares issued for exercise of warrants for services rendered         210,622                 -              212,602
Shares issued for debt payment                                       146,612                 -              172,181
Shares issued to an officer for debt payment and compensation         56,000                 -               60,000
Shares issued for purchase of Rocky Mountain Sports Alliance         182,400                 -              190,000
Net loss for the year ended December 31, 2001                              -        (1,703,240)          (1,703,240)
                                                                ------------    --------------       --------------
Balance, December 31, 2001                                        19,166,789       (20,901,212)          (1,640,729)
Issuance of common stock for cash (unaudited)                         87,200                 -              109,000
Warrants/Options issued below market value (unaudited)               299,126                 -              299,126
Net loss for the three months ended March 31, 2002 (unaudited)             -          (619,466)            (619,466)
                                                               -------------    --------------       --------------

Balance, March 31, 2002 (unaudited)                            $  19,553,115   $   (21,520,678)     $    (1,852,069)
                                                               =============   ================     ================















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                March 31,
                                                                                    --------------------------------------
                                                                                          2002                 2001
                                                                                    -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $        (619,466)  $        (515,475)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                             119,171             111,684
     Common stock issued for services                                                          -                   76,650
     Warrants issued below market value                                                       299,126              77,940
     Gain on forgiveness of debt                                                               -                   (1,797)
     Warrants exercised for services                                                           -                   50,000
     Options exercised for services                                                            -                    3,342

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (26,083)                299
     Inventory                                                                                 -                    2,715
     Other current assets                                                                     (30,564)             15,478
     Accounts payable and accrued expenses                                                    117,839              83,143
                                                                                    -----------------   -----------------

       Net Cash Used in Operating Activities                                                 (139,977)            (96,021)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                                   24,167              -
   Proceeds from issuance of common stock                                                     109,000              50,000
   Proceeds from exercise of stock warrants                                                    -                   65,000
   Principal payments of notes payable - related parties                                       -                   (7,500)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $         133,167   $         107,500
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          (6,810)  $          11,479

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           84,859                 651
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          78,049   $          12,130
                                                                                    =================   =================







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                             For the Three Months Ended
                                                                                                       March 31,
                                                                                    -------------------------------------
                                                                                         2002                2001
                                                                                    -------------------  -----------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           2,028    $            37
   Income taxes                                                                     $          -         $            -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $          -         $         76,650

   Common stock issued for warrants exercised
   through services rendered                                                        $          -         $         50,000

   Common stock issued for options exercised
   through services rendered                                                        $          -         $          3,342

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                                                $          -         $          7,858

   Common stock issued for options exercised
   for stock subscription receivable                                                $          -         $          1,600


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001


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

              The Company's primary business is providing unique solutions to the challenges faced by amateur athletes and the organizations in which they participate. The Company helps organize and manage a wide variety of sports events, providing online registration and merchandise sales, event sponsorship, event coordination, and online and offline promotion. The Company is the emerging technology leader in sports information systems and the only organization of its kind to compliment its technology solutions with offline, marketing, sales, and support. The Company's mission is to become the ultimate resource for event coordinators, administrators, athletes, fans, and coaches.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001




NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      Computer hardware                         3 years
                      Computer software                         3 years
                      Office equipment                          7 years

              Depreciation expense for the three months ended March 31, 2002 and 2001 was $119,171 and $111,684, respectively.

              e. Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $25,793 as of March 31, 2002 and December 31, 2001.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001






NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Basic Loss Per Share

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                         ------------------------------------------
                                                                                2002                   2001
                                                                         -----------------     ---------------------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $        (619,466)    $        (515,475)
                     Shares (denominator)                                       51,862,187             4,630,550
                     Per share amount                                    $           (0.01)    $           (0.11)

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

              At December 31, 2001 the Company had net operating loss carryforwards of approximately $12,500,000 that may be offset against future taxable income through 2021. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001







NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.  Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of March 31, 2002, there were 7,565,000 options outstanding which were granted to employees, 7,315,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

              m.  Gain on Settlement of Debt

              The gain on settlement of debt arises from the forgiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. The Company is continuing to negotiate with additional creditors to settle other old accounts payable at a discount. These settlements resulted in a gain of $1,797 for the three months ended March 31, 2001.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

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

              SFAS No. 143 - On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

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


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                    March 31,        December 31,
                                                                                      2002               2001
                                                                                -----------------    -------------
                                                                                   (Unaudited)
              Note payable to a shareholder, secured by tangible
              and intangible assets of the Company,
               interest at 16%, principal and interest due
               April 1, 2000.  Note is convertible into common
               stock of the Company at $.10 per share.                          $      450,000       $    450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                              20,000             20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                          31,167              7,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                           9,000              9,000
                                                                                --------------      -------------

                     Total notes payable - related parties                             510,167            486,000

                                       16

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES (Continued)


                     Less: current portion                                            (510,167)             (486,000)
                                                                                ---------------       ---------------

                     Long-term notes payable                                    $          -          $          -
                                                                                ===============       ===============

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                         March 31,                                                                          Amount
              ---------------------------------                                                      -----------------

                         2003                                                                        $         510,167
                                                                                                     -----------------

                         Total                                                                       $         510,167
                                                                                                     =================

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                    March 31,           December 31,
                                                                                     2002                   2001
                                                                                -----------------     ---------------
                                                                                   (Unaudited)

              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                      $        20,000      $        20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000. Note is convertible into common stock of the Company at $1.00
               per share.                                                               25,000                25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001. Note is convertible into common stock of the Company at $0.25
               per share.                                                               50,000                50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                          15,000                15,000

              Note payable to an individual, unsecured,
               interest at 12%, due on demand.                                           5,000                 5,000
                                                                                --------------        --------------

                     Total notes payable                                               115,000               115,000

                     Less: current portion                                            (115,000)             (115,000)
                                                                                ---------------       ---------------

                     Long-term notes payable                                     $          -         $           -
                                                                                ===============       ===============


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 3 -      NOTES PAYABLE  (Continued)

              Maturities of notes payable are as follows:

                     Year Ending
                       March 31,                                                                     Amount
              ----------------------------                                                     -----------------

                         2003                                                                  $         115,000
                                                                                               -----------------

                        Total                                                                  $         115,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

              Effective November 15, 2001, the Company sold and issued 14,000,000 shares of its common stock at a price of $0.01 per share.

              Effective November 15, 2001, the Company issued 286,850 shares of common stock valued at $0.10 per share in satisfaction of notes and interest payable due to an individual by the Company.

              Effective November 15, 2001, the Company issued 12,268,000 shares of common stock valued at $0.01 per share in satisfaction of interest payable due to an individual by the Company.

              Effective January 7, 2002, the Company sold and issued 1,000,000 shares of its common stock at a price of $0.01 per share.

              Effective January 22, 2002, the Company sold and issued 2,500,000 shares of its common stock at a price of $0.01 per share.

              Effective February 4, 2002, the Company sold and issued 1,400,000 shares of its common stock at a price of $0.01 per share.

              Effective February 15, 2002, the Company sold and issued 500,000 shares of its common stock at a price of $0.01 per share.

              Effective March 12, 2002, the Company sold and issued 5,500,000 shares of its common stock at a price of $0.01 per share.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at March 31, 2002:

                      Options outstanding at December 31, 2001                                           8,005,000
                      Options granted                                                                      250,000
                      Options forfeited                                                                   (690,000)
                      Options exercised                                                                     -
                                                                                                ------------------
                      Options outstanding at March 31, 2002                                              7,565,000
                                                                                                ==================

                      Weighted average exercise price of options
                      outstanding at March 31, 2002                                             $             0.05
                                                                                                ==================

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise            March 31,      Contractual       Exercise         March 31,        Exercise
                  Prices                2002            Life             Price            2002             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02         3,825,000            4.56  $          0.02           991,604   $       0.02
              $            0.03         2,400,000            3.96  $          0.03           587,500   $       0.03
              $            0.16         1,340,000            3.29  $          0.16           793,750   $       0.16

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $2,500 has been recognized for its stock option plan during the first quarter of 2002. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                       March 31,
                                                                       ----------------------------------------------
                                                                                2002                    2001
                                                                       ----------------------   ---------------------

              Net loss as reported                                     $        (628,482)       $         (515,475)
              Pro forma net loss                                                (633,480)                 (515,475)
              Basic loss per share as reported                                     (0.01)                    (0.11)
              Pro forma basic loss per share                                       (0.01)                    (0.11)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        3.93% - 6.12%
                      Expected life                                                                      4-6 Years
                      Expected volatility                                                              2.18 - 2.89
                      Dividend yield                                                                           0.0


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at March 31, 2002.

                      Options outstanding at December 31, 2001                                           1,640,000
                      Options granted                                                                       -
                      Options cancelled                                                                   (70,000)
                                                                                                -----------------
                      Options outstanding at March 31, 2002                                              1,570,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at March 31, 2002                                     $             0.02
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                   Outstanding        Remaining        Average      Exercisable at       Average
                 Exercise            March 31,       Contractual       Exercise         March 31,        Exercise
                        Price         2002            Life             Price           2002              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02         1,550,000            4.48  $          0.02           395,000   $       0.02
              $            0.03            20,000            3.96  $          0.03            20,000   $       0.03

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              During the three months ended March 31, 2002, the Company issued warrants to acquire 29,500,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.01 to $0.03. The warrants were issued as follows: 14,500,000 attached to common stock issued for cash, and 15,000,000 related to services rendered. The following tables summarize the information regarding warrants outstanding at March 31, 2002. All the warrants are exercisable at March 31, 2002.

                               Warrants outstanding at December 31, 2001                                  9,975,167
                               Warrants granted                                                          29,500,000
                               Warrants expired                                                            (18,500)
                               Warrants exercised                                                            -
                                                                                                    ---------------
                               Warrants outstanding at March 31, 2002                                    39,456,667
                                                                                                    ===============

                   Weighted average exercise price of warrants
                                 outstanding at March 31, 2002                                     $           0.08
                                                                                                   ================

                                                            Number of             Weighted
                                                            Warrants              Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                            March 31,           Contractual          Exercise
                      Range of Exercise Prices               2002                Life                Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.01 - $0.10                             38,250,000                1.80  $             0.02
                      $0.75 - $1.00                                166,667                0.82  $             0.75
                      $2.00                                      1,040,000                1.04  $             2.00

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

              As a result of applying SFAS No. 123, the Company had an expense of $296,626 and $77,940 during the three months ended March 31, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2004. Rental expense for the three months ended March 31, 2002 and 2001 was $21,093 and $33,766, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $868 and $1,783, respectively for the three months ended March 31, 2002 and 2001.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                            Amount
              ------------                                                                      ------------------
              2002                                                                              $         146,919
              2003                                                                                        143,715
              2004                                                                                         58,085
              2005 and thereafter                                                                             -
                                                                                                -----------------

                   Total minimum lease payments                                                 $         348,719
                                                                                                =================

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

              The net loss for the three months ended March 31, 2002 and 2001 was $619,466 and $515,475, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001

NOTE 8 -      RELATED PARTY TRANSACTIONS

              Effective August 15, 2001, the Company issued 2,000,000 shares of common stock valued at $0.0075 per share in satisfaction of obligations for expense reimbursements due to an officer of the Company.

              Effective November 15, 2001, the Company converted interest of $122,680 as accrued on a promissory note issued by the Company and held by a principal shareholder of the Company into 12,268,000 shares of restricted Common Stock of the Company.


NOTE 9 - SEGMENT REPORTING

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

              Financial information as of and for the three months ended March 31, 2002 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------

              Cash                                        $          44,194  $           34,111  $           -
              Fixed assets, net                                     230,525               3,729             147,149
              Total assets                                          491,076              60,577             342,342
              Total liabilities                                   2,210,157              43,266             482,959
              External revenues                                       3,081              56,734              10,168
              Cost of goods sold                                        255              14,857               4,500
              Other income (expense)                               (14,199)                (42)             (9,576)
              Segment profit (loss) before tax effect             (583,802)               6,458            (38,896)

NOTE 10 -     BUSINESS COMBINATION

              On April 15, 2001, the Company acquired Rocky Mountain Sports Alliance (RMSA) by exchanging 3,800,000 shares of its common stock for all of the common stock of RMSA. The transaction was accounted for as a purchase in accordance with APB 16, "Business Combinations." The results of operations of RMSA are included in the consolidated financial statements from the date of acquisi-tion.

              Based on SFAS No. 142 as described in Note 1, the Company has determined that the goodwill associated with the acquisition of RMSA will no longer be amortized. Furthermore, the Company has determined that there has been no impairment in goodwill since December 31, 2001.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2002 and December 31, 2001



NOTE 11 -     CAPITAL LEASES

              Obligations under the capital lease at March 31, 2002 are as follows:

                     Payable in monthly principal and interest payments of
                     $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          419,007

                     Less amounts representing taxes and interest                                          (97,760)
                                                                                                 ------------------

                     Total capital leases                                                                   321,247

                     Less current portion                                                                  (83,493)
                                                                                                 ------------------

                     Capital leases - long-term portion                                          $          237,754
                                                                                                 ------------------

              Future principal obligations of the capital leases payable are as follows:

                     Year Ending
                       March  31,                                                                      Amount
              ---------------------------                                                        ------------------
                     2003                                                                        $           83,493
                     2004                                                                                    63,430
                     2005                                                                                    73,474
                     2006                                                                                    85,293
                     2007                                                                                    15,557
                                                                                                 ------------------
                   Total capital leases                                                          $          321,247
                                                                                                 ==================

              Depreciation expense of $16,979 associated with the equipment under capital lease was expensed during the three months ended March 31, 2002.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2002 and 2001.

     Revenues. The Company generated net revenues of $69,983 during the three months ended March 31, 2002, compared to $0 net revenues during the first quarter of 2001. This increase was due to sales of the Company's online services, sports event management and promotion revenues, and information technology consulting revenues. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

     Cost of Sales. Cost of sales for the three months ended March 31, 2002 were $19,612 compared to $0 cost of sales during the first quarter of 2001. This increase is attributable to expenses incurred pursuant to the delivery of the Company's online registration services, sports event management and promotional services, and sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2002 were $497,621, a 96% increase from $254,165 during the first quarter of 2001. This increase was principally due to the recognition of $299,126 in expenses relating to issuances of warrants during the first quarter of 2002. The warrants were attached to common stock issued for cash. Without the expenses related to warrants, general and administrative expenses would have been $198,495, a 22% decrease from the first quarter of 2001. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $127,145 and $19,137, respectively, of general and administrative expenses during the first quarter of 2002, as compared to $69,434 and $32,841 during the first quarter of 2001.

     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2002 were $89,619, a 54% decrease from $195,520 during the first quarter of 2001. This decrease was primarily attributable to the public relations campaign which was started in the first quarter of 2001. The Company anticipates that selling and marketing expenses in the future will increase as a sales initiative starting in 2002 will create a sales channel to the amateur sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

     Product Development. Product research and development expenditures were $58,780 for the three months ended March 31, 2002, as compared to $46,149 during the first quarter of 2001, an increase of 27%. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $23,817 for the three months ended March 31, 2002 compared to net other expense of $19,641 during the first quarter of 2001.

Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of March 31, 2002, the Company's primary source of liquidity consisted of $78,049 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2002 of $21,520,678 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2001 and the three months ended March 31, 2002 was $1,703,240 and $619,466, respectively. The Company anticipates a net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has made substantial progress in developing its business and revenue models and has implemented a major sales initiative during the first quarter of 2002. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.



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

     Default in Capital Computer Lease. The Company's wholly-owned subsidiary, Sports Management Partners, Inc. ("SMP"), is presently in default with respect to a capital computer lease with IBM Credit Corp. signed on May 31, 2001. The lease concerns various computer hardware components leased by SMP in connection with efforts to provide hardware management solutions to sports organizations but does not include hardware used by the Company with respect to its Internet technology solutions or the Company's Local Area Network. To date, SMP has not generated any revenue. Although SMP is presently attempting to restructure the lease on more favorable terms, the possible repossession of such computer hardware will substantially inhibit the Company's ability to hardware management solutions and and other hardware related services through SMP.

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

     Securities Eligible for Public Trading. Of the 57,568,854 shares of the Company's Common Stock outstanding at March 31, 2002, approximately 22,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

                                     PART II

                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     On August 18, 2000, Mediaworks, Inc., a Utah corporation ("Mediaworks"), filed a complaint against the Company in the Fourth Judicial District Court of Utah County, State of Utah, regarding the collection of monies allegedly owed to Mediaworks by the Company for media production services rendered. The Mediaworks complaint seeks to recover $8,409.77, including pre- and post- judgment interest, costs, and attorneys fees. On September 19, 2001, the Company filed an answer and counterclaim to the Mediaworks complaint alleging breach of contract for media production services that were paid for but not performed by Mediaworks. The Company's counterclaim seeks to recover $9,409.78, including costs and attorneys fees. On October 5, 2000, Mediaworks filed a reply to the Company's counterclaim. The parties exchanged interrogatories during the third quarter of 2001 and a trial has been scheduled for May 30, 2002.

ITEM 2.  CHANGES IN SECURITIES

         Recent Sales of Unregistered Securities

     Effective January 7, 2002, the Company sold and issued 1,000,000 shares of its common stock to an accredited investor in exchange for $10,000 in cash proceeds. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective January 22, 2002, the Company sold and issued 2,500,000 shares of its common stock to an accredited investor in exchange for $25,000 in cash proceeds. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective February 1, 2002, the Company executed a Note Purchase Agreement ("Agreement") with an accredited investor relating to obtaining financing for various sports events to be administered by the Company during 2002. The Agreement provides for the issuance of a 1-year Promissory Note with a face value of $150,000, bearing interest at eight percent (8%) per annum. The Agreement also provides for the issuance of warrants to acquire 15,000,000 shares of the Company's Common Stock at an exercise price of $0.01 per share. The warrants expire two (2) years from the date of grant. The Company has filed the Agreement as an Exhibit to this Form 10-KSB. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective February 1, 2002, the Company executed a second Note Purchase Agreement ("Second Agreement") with an accredited investor relating to obtaining working capital for the Company. The Second Agreement provides for the issuance of a 5-year Promissory Note with a face value of $135,000, bearing interest at ten percent (10%) per annum. The Note, together with principal and all interest as accrued, is convertible into shares of Common Stock of the Company at a conversion price of $0.01 per share. The Second Agreement also provides for the issuance of warrants to acquire 5,000,000 shares of the Company's Common Stock at an exercise price of $0.03 per share. The warrants expire two (2) years from the date of grant. The Company has filed the Agreement as an Exhibit to this Form 10- KSB. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective February 4, 2002, the Company sold and issued 1,400,000 shares of its common stock to an accredited investor in exchange for $14,000 in cash proceeds. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective February 15, 2002, the Company sold and issued 500,000 shares of its common stock to an accredited investor in exchange for $5,000 in cash proceeds. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

     Effective March 12, 2002, the Company sold and issued 5,500,000 shares of its common stock to an accredited investor, together with warrants to acquire 5,000,000 shares of the Company's common stock at an exercise price of $0.03 per share, in exchange for $55,000 in cash proceeds. No commissions or underwriting discounts were given or paid in connection with the transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Number              Exhibits
--------            --------------------------------------------------

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

 10.2              Note Purchase Agreement, dated February 22, 2002, between
                   Eslie Barlow and the Company.

 10.3              Note Purchase Agreement, dated February 1, 2002, between
                   Moore, Clayton Co., Inc. and the Company.

 10.4              SportsNuts, Inc. 2000 Stock Option Plan.(4)

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

                             SPORTSNUTS, INC.
Date:  May 12, 2002
                             By:  /s/ Kenneth I. Denos
                             ----------------------------------------
                                 Kenneth I. Denos
                                 Chief Financial Officer

Exhibit Indes

Number              Exhibits
--------            --------------------------------------------------

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

 10.2              Note Purchase Agreement, dated February 1, 2002, between
                   Eslie Barlow and the Company.

 10.3              Note Purchase Agreement, dated February 1, 2002, between
                   Moore, Clayton Co., Inc. and the Company.

 10.4              SportsNuts, Inc. 2000 Stock Option Plan.(4)

 21.1              Subsidiaries of the Registrant.(5)



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