Form 10-Q
period 2002-06-30
SPORTSNUTS  INC
filed 2002-08-14
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
                                       or
           F [ ] Transition Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934

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

    The Towers at South Towne II
    10421 South 400 West, Suite 550
    Salt Lake City, UT                                  Zip Code
    ----------------------------------------            ---------------
    (Address of principal executive offices)            84095

                                (801) 816-2500 )
                                 --------------
                           Issuer's telephone number
--------------------------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2002, the Company had outstanding 69,368,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2002.

ITEM 1.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



                                    CONTENTS

Consolidated Balance Sheets.................................................. 4

Consolidated Statements of Operations........................................ 6

Consolidated Statements of Stockholders' Equity (Deficit).................... 8

Consolidated Statements of Cash Flows....................................... 10

Notes to the Consolidated Financial Statements.............................. 12

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets






                                     ASSETS

                                                                               June 30,            December 31,
                                                                                 2002              2001
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           98,320  $          84,859
   Accounts receivable, net (Note 1)                                                   90,131             12,218
   Prepaid expenses                                                                    14,598             13,338
                                                                           ------------------  ------------------

     Total Current Assets                                                             203,049            110,415
                                                                           ------------------  -------------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  722,534            722,534
   Computer software                                                                  721,809            721,809
   Furniture and office equipment                                                     193,819            193,819
   Less - accumulated depreciation                                                 (1,359,451)        (1,137,588)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     278,711            500,574
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 1)                                                             153,270            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               153,270            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          635,030  $         764,259
                                                                           ==================  =================



        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               June 30,          December 31,
                                                                                 2002               2001
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                                   824,006  $         850,020
   Accrued expenses                                                                   847,455            632,721
   Capital leases, current portion (Note 11)                                           98,496             69,023
   Notes payable, current portion (Note 3)                                            145,000            115,000
   Notes payable, related parties (Note 2)                                            559,416            486,000
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,474,373          2,152,764
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Capital leases (Note 11)                                                           222,751            252,224
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                      222,751            252,224
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              2,697,124          2,404,988
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 69,368,854 and 46,668,854 shares issued
    and outstanding, respectively                                                     138,738             93,338
   Additional paid-in capital                                                      19,860,147         19,166,789
   Accumulated deficit                                                            (22,061,335)       (20,901,212)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,062,094)        (1,640,729)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          635,030  $         764,259
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                         June 30,
                                                                           -------------------------------------
                                                                                 2002              2001
                                                                           ------------------  -----------------
NET SALES                                                                  $          352,157  $         133,377
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      186,746             57,898
   General and administrative                                                         532,142            390,459
   Selling and marketing                                                               90,880            274,617
   Research and development                                                            58,560             49,929
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         868,328            772,903
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (516,171)          (639,526)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (36,750)           (33,086)
   Interest income                                                                        121                146
   Other income                                                                        12,143             21,414
   Gain on settlement of debt (Note 1)                                                 -                 139,116
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (24,486)           127,590
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (540,657)          (511,936)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (540,657) $        (511,936)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $           (0.008) $           (0.05)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $           (0.008) $           (0.05)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 68,429,294         10,873,488
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 For the Six Months Ended
                                                                                          June 30,
                                                                           -------------------------------------
                                                                                 2002              2001
                                                                           ------------------  -----------------

NET SALES                                                                  $          422,141  $         133,377
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      206,359             57,898
   General and administrative                                                       1,030,174            647,623
   Selling and marketing                                                              180,088            467,138
   Research and development                                                           117,341             96,078
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       1,533,962          1,268,737
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                               (1,111,821)        (1,135,360)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (71,661)           (59,925)
   Interest income                                                                        191                247
   Other income                                                                        23,168             26,714
   Gain on settlement of debt (Note 1)                                                 -                 140,913
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (48,302)           107,949
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                           (1,160,123)        (1,027,411)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $       (1,160,123) $      (1,027,411)
                                                                           ==================  =================

BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $           (0.019) $           (0.13)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $           (0.019) $           (0.13)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 60,834,953          7,769,265
                                                                           ==================  =================


       The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock                    Common Stock
                                            ---------------                    -------------
                                           Shares       Amount               Shares              Amount
                                          -------     ---------            ----------          -----------
Balance, December 31, 2000                 178,000    $     356             3,397,095          $     6,794

Issuance of common stock for cash                -            -            15,000,000               30,000

Warrants/Options issued below market value       -            -                     -                    -

Shares issued for services                       -            -             4,525,000                9,050

Shares issued for exercise of stock options      -            -             3,460,000                6,920

Shares issued for exercise of warrants for
cash                                             -            -               712,206                1,425

Shares issued for exercise of warrants for
services rendered                                -            -               990,000                1,980

Shares issued for debt payment                   -            -            12,784,553               25,569

Shares issued to an officer for debt payment
and compensation                                 -            -             2,000,000                4,000

Shares issued for purchase of Rocky
Mountain Sports Alliance                         -            -             3,800,000                7,600

Net loss for the year ended
December 31,2001                                 -            -                     -                    -
                                         ---------    ---------           -----------           ----------

Balance, December 31, 2001                 178,000          356            46,668,854               93,338

Issuance of common stock for cash
(unaudited)                                      -            -            12,400,000               24,800

Warrants/Options issued below market value
(unaudited)                                      -            -                     -                    -

Shares issued for services (unaudited)           -            -            10,300,000               20,600

Net loss for the six months ended June 30,
2002 (unaudited)                                 -            -                     -                    -
                                         ---------   ----------            ----------          ------------
Balance, June 30, 2002 (unaudited)         178,000    $     356            69,368,854          $    138,738
                                         =========   ==========            ==========          ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                               Additional
                                                                 Paid-In         Accumulated       Total Stockholders'
                                                                 Capital           Deficit           Equity (Deficit)
                                                               ----------       -------------      --------------------
Balance, December 31, 2000                                     $  17,708,296   $   (19,197,972)       $  (1,482,526)

Issuance of common stock for cash                                    210,000                 -              240,000

Warrants/Options issued below market value                           283,954                 -              283,954

Shares issued for services                                           216,350                 -              225,400

Shares issued for exercise of stock options                           88,980                 -               95,900

Shares issued for exercise of warrants for cash                       63,575                 -               65,000

Shares issued for exercise of warrants for services rendered         210,622                 -              212,602

Shares issued for debt payment                                       146,612                 -              172,181

Shares issued to an officer for debt payment and compensation         56,000                 -               60,000

Shares issued for purchase of Rocky Mountain Sports Alliance         182,400                 -              190,000

Net loss for the year ended December 31, 2001                              -        (1,703,240)          (1,703,240)
                                                         -------------------------------------    -----------------

Balance, December 31, 2001                                        19,166,789       (20,901,212)          (1,640,729)

Issuance of common stock for cash (unaudited)                         99,200                 -              124,000

Warrants/Options issued below market value (unaudited)               308,758                 -              308,758

Shares issued for services (unaudited)                               285,400                 -              306,000

Net loss for the six months ended June 30, 2002 (unaudited)                -        (1,160,123)          (1,160,123)
                                                           -----------------------------------    -----------------
Balance, June 30, 2002 (unaudited)                             $  19,860,147   $   (22,061,335)     $    (2,062,094)
                                                               =============   ===============     ================







        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                               June 30,
                                                                                    -------------------------------------
                                                                                          2002               2001
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $      (1,160,123)  $      (1,027,411)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                             221,863             229,239
     Amortization of goodwill                                                                  -                    9,016
     Common stock issued for services                                                         306,000             135,400
     Warrants issued below market value                                                       308,758             183,435
     Gain on forgiveness of debt                                                               -                 (139,116)
     Warrants exercised for services                                                           -                  212,602
     Options exercised for services                                                            -                    3,342

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (77,913)             (3,552)
     Inventory                                                                                 -                    5,108
     Other current assets                                                                      (1,260)             26,210
     Advances payable                                                                          -                   32,499
     Deferred revenue                                                                          -                  (22,043)
     Accounts payable and accrued expenses                                                    188,720             179,945
                                                                                    -----------------   -----------------

       Net Cash Used in Operating Activities                                                 (213,955)           (175,326)
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     30,000              -
   Proceeds from issuance of notes payable - related parties                                   73,416               4,000
   Proceeds from issuance of common stock                                                     124,000             100,000
   Proceeds from exercise of stock options                                                     -                   45,000
   Proceeds from exercise of stock warrants                                                    -                   65,000
   Cash received upon acquisition of subsidiary                                                -                   20,420
   Cash received from capital lease                                                            -                   96,011
   Principal payments of notes payable - related parties                                       -                   (7,500)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $         227,416   $         322,931
                                                                                    -----------------   -----------------






        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                          For the Six Months Ended
                                                                                                    June 30,
                                                                                    -------------------------------------
                                                                                         2002                2001
                                                                                    -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          13,461   $         147,605

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           84,859                 651
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          98,320   $         148,256
                                                                                    =================   =================


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           5,232   $           1,105
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $         306,000   $         135,400

   Common stock issued to convert notes
   payable and interest                                                             $          -        $          17,227

   Common stock issued for warrants exercised
   through services rendered                                                        $          -        $         212,602

   Common stock issued for options exercised
   through services rendered                                                        $          -        $           3,342

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                                                $          -        $           7,858

   Common stock issued for options exercised
   for stock subscription receivable                                                $          -        $           1,600


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

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

                               Computer hardware                3 years
                               Computer software                3 years
                               Office equipment                 7 years

               Depreciation expense for the six months ended June 30, 2002 and 2001 was $221,863 and $229,239, respectively.

               e. Accounts Receivable

               Accounts receivable are recorded net of the allowance for doubtful accounts of $25,793 as of June 30, 2002 and December 31, 2001.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001



NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i. Basic Loss Per Share

                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                         ------------------------------------------
                                                                                   2002                  2001
                                                                         -------------------  ---------------------
                Basic loss per share from continuing operations:

                     Loss (numerator)                                    $      (1,160,123)    $      (1,027,411)
                     Shares (denominator)                                       60,834,953             7,769,265
                     Per share amount                                    $          (0.019)    $           (0.13)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               l.  Stock Options and Warrants

               As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
               (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB
               Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of June 30, 2002, there were 22,665,000 options outstanding which were granted to employees, 22,415,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                             June 30,            December 31,
                                                                              2002                   2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)
              Note payable to a shareholder, secured by tangible
               and intangible assets of the Company,
               interest at 16%, principal and interest due
               April 1, 2000.  Note is convertible into common
               stock of the Company at $.10 per share.                   $         450,000     $         450,000

              Note payable to a related individual, secured
               by tangible assets of the Company, interest at 16%,
               principal and interest due May 4, 2000. Note is
               convertible into common stock of the Company at
               $1.00 per share.                                                     20,000                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                      62,416                 7,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                      27,000                 9,000
                                                                         -----------------     -----------------
                     Total notes payable - related parties                         559,416               486,000
                     Less: current portion                                        (559,416)             (486,000)
                                                                         -----------------     -----------------
                     Long-term notes payable                             $          -          $          -
                                                                         =================     =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES (Continued)

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                         June 30,                                                                  Amount
              --------------------------------                                                 -----------------
                         2003                                                                  $         559,416
                                                                                               -----------------

                         Total                                                                 $         559,416
                                                                                               =================

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                             June 30,            December 31,
                                                                              2002                   2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)
              Note payable to an individual, secured by tangible
               assets of the Company, interest at 16%, principal
               and interest due May 1, 2000. Note is convertible
               into common stock of the Company at $1.00 per share.      $          20,000     $          20,000

              Note payable to an individual, unsecured, interest
               at 10%, principal and interest due June 26, 2000.
               Note is convertible into common stock of the Company
               at $1.00 per share.                                                  25,000                25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001. Note is
               convertible into common stock of the Company at $0.25
               per share.                                                           50,000                50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                      45,000                15,000

              Note payable to an individual, unsecured,
               interest at 12%, due on demand.                                       5,000                 5,000
                                                                         -----------------     -----------------

                     Total notes payable                                           145,000               115,000

                     Less: current portion                                        (145,000)             (115,000)
                                                                         -----------------     ------------------
                     Long-term notes payable                             $          -          $          -
                                                                         =================     ==================


              Maturities of notes payable are as follows:

                     Year Ending
                       June 30,                                                                      Amount
              ---------------------------                                                      -----------------
                         2003                                                                  $         145,000
                                                                                               -----------------

                                                                        Total                  $         145,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

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

                       June 30, 2002 and December 31, 2001

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

               Effective April 1, 2002, the Company issued 10,000,000 shares of common stock valued at $0.03 per share in satisfaction of obligations for consulting services received by the Company.

               Effective May 1, 2002, the Company issued 300,000 shares of common stock valued at $0.02 per share in satisfaction of obligations for consulting services received by the Company.

               Effective May 22, 2002, the Company sold and issued 1,500,000 shares of its common stock at a price of $0.01 per share.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at June 30, 2002:

                      Options outstanding at December 31, 2001                                           8,005,000
                      Options granted                                                                   15,450,000
                      Options forfeited                                                                   (790,000)
                      Options exercised                                                                     -
                                                                                                ------------------
                      Options outstanding at June 30, 2002                                              22,665,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at June 30, 2002                                              $             0.03
                                                                                                ==================

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise           June 30,        Contractual       Exercise        June 30,         Exercise
                       Prices         2002            Life             Price            2002             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02        18,825,000            4.61  $          0.02           793,750   $       0.02
              $            0.03         2,600,000            3.79  $          0.03         1,215,000   $       0.03
              $            0.16         1,240,000            3.04  $          0.16           893,331   $       0.16

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $2,500 has been recognized for its stock option plan during the six months ended June 30, 2002. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                         June 30,
                                                                       ----------------------------------------------
                                                                                2002                    2001
                                                                       ----------------------   ---------------------
              Net loss as reported                                     $        (1,160,123)     $         (1,027,411)
              Pro forma net loss                                                (1,468,538)               (1,101,277)
              Basic loss per share as reported                                      (0.019)                    (0.13)
              Pro forma basic loss per share                                        (0.024)                    (0.14)

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


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at June 30, 2002.

                      Options outstanding at December 31, 2001                                           1,640,000
                      Options granted                                                                      370,000
                      Options cancelled                                                                  (120,000)
                                                                                                -----------------
                      Options outstanding at June 30, 2002                                               1,890,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at June 30, 2002                                      $             0.02
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                   Outstanding        Remaining        Average      Exercisable at       Average
                 Exercise           June 30,         Contractual       Exercise          June 30,        Exercise
                        Price         2002            Life             Price           2002              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02         1,520,000            4.24  $          0.02           380,000   $       0.02
              $            0.03           345,000            4.72  $          0.03            98,750   $       0.03
              $            0.04            25,000            4.75  $          0.04             6,250   $       0.04

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                               Risk free interest rate                                                 3.93% - 5.22%
                               Expected life                                                           1 - 60 Months
                               Expected volatility                                                       2.29 - 2.77
                               Dividend yield                                                                    0.0

              As a result of applying SFAS No. 123, the Company had an expense of $9,631 and $91,916 during the six months ended June 30, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants
              --------

              During the six months ended June 30, 2002, the Company issued warrants to acquire 29,500,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.01 to $0.03. The warrants were issued as follows: 14,500,000 attached to common stock issued for cash, and 15,000,000 related to services rendered. The following tables summarize the information regarding warrants outstanding at June 30, 2002. All the warrants are exercisable at June 30, 2002.

                               Warrants outstanding at December 31, 2001                                  9,975,167
                               Warrants granted                                                          29,500,000
                               Warrants expired                                                             (18,500)
                               Warrants exercised                                                                 -
                                                                                                    ---------------
                               Warrants outstanding at June 30, 2002                                     39,456,667
                                                                                                    ===============

                   Weighted average exercise price of warrants
                                 outstanding at June 30, 2002                                      $           0.08
                                                                                                   ================

                                                           Number of             Weighted
                                                           Warrants              Average             Weighted
                                                          Outstanding at        Remaining            Average
                                                            June 30,           Contractual           Exercise
                      Range of Exercise Prices               2002                  Life               Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.01 - $0.10                             38,250,000                1.56  $             0.02
                      $0.75 - $1.00                                166,667                0.58  $             0.75
                      $2.00                                      1,040,000                0.79  $             2.00

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

               As a result of applying SFAS No. 123, the Company had an expense of $296,626 and $91,519 during the six months ended June 30, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

NOTE 6 -       OPERATING LEASES

               The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2004. Rental expense for the six months ended June 30, 2002 and 2001 was $45,380 and $78,233, respectively.

               The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $868 and $3,674, respectively for the six months ended June 30, 2002 and 2001.

               Future  minimum  lease  payments,  by year and in the  aggregate,
               under  the  non-cancelable   operating  leases  with  initial  or
               remaining terms of one year or more are due as follows:

               Year Ending
               December 31,                                        Amount
               ------------                                   ---------------
               2002                                           $       146,919
               2003                                                   143,715
               2004                                                    58,085
               2005 and thereafter                                          -
                                                              ---------------

                   Total minimum lease payments               $       348,719
                                                             ================

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

               The net loss for the six months ended June 30, 2002 and 2001 was $1,160,123 and $1,027,411, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001

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

               Financial information as of and for the six months ended June 30, 2002 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                              Online             Sports Event         Technology
                                                             Services              Management        Consulting
                                                           -----------------  ------------------  ------------------
               Cash                                        $          53,705  $           25,036  $           19,579
               Fixed assets, net                                     145,026               3,514             130,171
               Total assets                                          456,257              29,987             346,210
               Total liabilities                                   2,356,964              38,390             489,512
               External revenues                                      25,734             337,555              58,852
               Cost of goods sold                                        848             191,620              13,891
               Other income (expense)                               (29,455)               (245)            (18,602)
               Segment profit (loss) before tax effect           (1,099,287)            (19,255)            (41,581)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001



NOTE 11 -      CAPITAL LEASES

               Obligations under the capital lease at June 30, 2002 are as follows:

                     Payable in monthly principal and interest payments of
                     $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          419,007

                     Less amounts representing taxes and interest                                          (97,760)
                                                                                                 ------------------

                     Total capital leases                                                                   321,247

                     Less current portion                                                                  (98,496)
                                                                                                 ------------------

                     Capital leases - long-term portion                                          $          222,751
                                                                                                 ------------------

               Future principal obligations of the capital leases payable are as follows:

                     Year Ending
                        June 30,                                                                       Amount
              ---------------------------                                                        ------------------
                     2003                                                                        $           98,496
                     2004                                                                                    65,790
                     2005                                                                                    76,251
                     2006                                                                                    80,710
                                                                                                 ------------------
                   Total capital leases                                                          $          321,247
                                                                                                 ==================

              Depreciation expense of $33,957 associated with the equipment under capital lease was expensed during the six months ended June 30, 2002.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2002 and 2001.

     Revenues. The Company generated net revenues of $352,157 during the three months ended June 30, 2002, a 164% increase compared to $133,377 in net revenues during the second quarter of 2001. For the six months ended June 30, 2002, net revenues were 422,141, a 217% increase compared to $133,377 in net revenues during the first six months of 2001. This increase was primarily due to new sports events and other entertainment events acquired by the Company which were managed and promoted during the second quarter of 2002. Other sources of revenue were the sales of the Company's online services and information technology consulting. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

     Cost of Sales. Cost of sales for the three months ended June 30, 2002 were $186,746, a 223% increase from $57,898 during the second quarter of 2001. For the six month period ended June 30, 2002, cost of sales were $206,359, a 256% increase compared to $57,898 during the first half of 2001. This increase correlates to the increase in revenues and is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services and sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2002 were $532,142, a 36% increase from $390,459 during the first quarter of 2001. General and administrative expenses for the six months ended June 30, 2002 were $1,030,174, a 59% increase from $647,623 during the six months ended June 30, 2001. This increase was principally due to the recognition of $308,758 in expenses relating to issuances of warrants during the first half of 2002. The warrants were attached to common stock issued for cash. Without the expenses related to warrants, general and administrative expenses would have been $721,416, a 11% increase from the first half of 2001. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $124,712 and $334,023, respectively, of general and administrative expenses during the second quarter of 2002, as compared to $77,861 and $80,088 during the second quarter of 2001. For the six months ended June 30, 2002 payroll expense and professional fees totaled approximately 252,776 and 353,159, respectively, of general and administrative expenses as compared to $147,295 and $112,929 during the first six months of 2001. The increase is mainly due to administrative expenses associated with a major sales initiative which was started in 2002. Furthermore, in order to retain the cash resources of the Company, certain consultants of the Company were paid in stock in which the market value was expensed as professional fees.

     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended June 30, 2002 were $90,880, a 67% decrease from $274,617 during the second quarter of 2001. For the six months ended June 30, 2002, selling and marketing expenses were $180,088, a 61% decrease from $467,138 during the six month period ended June 30, 2001. This decrease was primarily attributable to the public relations campaign which was started in the first half of 2001. The Company anticipates that selling and marketing expenses in the future will increase as a sales initiative starting in 2002 will create a sales channel to the amateur sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

     Product Development. Product research and development expenditures were $58,560 for the three months ended June 30, 2002, as compared to $49,929 during the second quarter of 2001, an increase of 17%. For the six months ended June 30, 2002, product development expenses were $117,341, a 22% increase from $96,078 for the six months ended June 30, 2001. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $48,302 for the six months ended June 30, 2002 compared to net other income of $107,949 during the first half of 2001. The income during 2001 was generated principally from the settlement of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. Management continues to negotiate with its creditors in order to settle on old accounts payable. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of June 30, 2002, the Company's primary source of liquidity consisted of $98,320 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2002 of $22,061,335 and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2001 and the six months ended June 30, 2002 was $1,703,240 and $1,160,123, respectively. The Company anticipates a net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     Securities Eligible for Public Trading. Of the 69,368,854 shares of the Company's Common Stock outstanding at June 30, 2002, approximately 32,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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



                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES

          Recent Sales of Unregistered Securities

     Effective June 3, 2002, the Company sold and issued two promissory notes to accredited investors in exchange for $30,000 in cash proceeds. The notes mature one year from the date of issuance and bear interest at the rate of ten percent per annum. No commissions or underwriting discounts were given or paid in connection with these transactions. The Company believes that these transactions were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          The following documents are filed as exhibits to this Form 10-QSB:

Number    Exhibits
-------   --------

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

10.2 Note Purchase Agreement, dated February 22, 2002, between Eslie Barlow and the Company. (4)

10.3      Note Purchase Agreement, dated February 1, 2002, between Moore, Clayton
          & Co., Inc. and the Company. (5)

10.4      SportsNuts, Inc. 2000 Stock Option Plan.(6)

21.1      Subsidiaries of the Registrant.(7)

---------------

     (1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

     (2) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

     (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

     (4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 15, 2002.

     (5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2002.

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

                                         SPORTSNUTS, INC.


                                         By: /s/ Kenneth I. Denos
Date:  August 14, 2002                   -----------------------------------
                                             Kenneth I. Denos
                                             Chief Financial Officer

Exhibit Index

Number    Exhibits
-------   --------

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

10.2 Note Purchase Agreement, dated February 22, 2002, between Eslie Barlow and the Company. (4)

10.3      Note Purchase Agreement, dated February 1, 2002, between Moore, Clayton
          & Co., Inc. and the Company. (5)

10.4      SportsNuts, Inc. 2000 Stock Option Plan.(6)

21.1      Subsidiaries of the Registrant.(7)

---------------

     (1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

     (2) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

     (3) Filed as an Exhibit to the Company's annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

     (4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 15, 2002.

     (5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on May 15, 2002.

     (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 11, 2001.

     (7) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.