Form 10-Q
period 2002-09-30
SPORTSNUTS  INC
filed 2002-11-13
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                       or
             [ ] Transition Report Pursuant to Section 13 or 15(d) of
                                 the Securities
                              Exchange Act of 1934

             For the transition period from ________ to ___________

             Commission file number: 333-14477______ to ___________
                                    ---------
                                SPORTSNUTS, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

     Delaware                                     87-0561426
     ------------------------------               ----------------
    (State or other jurisdiction of               (IRS Employer
    incorporation or organization)                Identification No.)

    The Towers at South Towne II
    10421 South 400 West, Suite 550
    Salt Lake City, UT                           84095
    --------------------------------------       --------------
    (Address of principal executive offices)     Zip Code

                                (801) 816-2500 )
                              --------------------
                            Issuer's telephone number
---------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [   ]   No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2002, the Company had outstanding 94,368,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2002.

ITEM 1.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



                                    CONTENTS

Consolidated Balance Sheets................................................. 4

Consolidated Statements of Operations....................................... 6

Consolidated Statements of Stockholders' Equity (Deficit)................... 8

Consolidated Statements of Cash Flows...................................... 10

Notes to the Consolidated Financial Statements............................. 12

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                               September 30,       December 31,
                                                                                 2002              2001
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $          165,591  $          84,859
   Accounts receivable, net (Note 1)                                                   33,619             12,218
   Prepaid expenses                                                                    12,443             13,338
                                                                           ------------------  ------------------

     Total Current Assets                                                             211,653             110,415
                                                                           ------------------  -------------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  722,534            722,534
   Computer software                                                                  751,809            721,809
   Furniture and office equipment                                                     193,819            193,819
   Less - accumulated depreciation                                                 (1,419,885)        (1,137,588)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     248,277            500,574
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 1)                                                             153,270            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               153,270            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          613,200  $         764,259
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               September 30,    December 31,
                                                                                 2002               2001
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $          803,990  $         850,020
   Accrued expenses                                                                   878,578            632,721
   Capital leases, current portion (Note 11)                                          114,053             69,023
   Notes payable, current portion (Note 3)                                            140,000            115,000
   Notes payable, related parties (Note 2)                                            567,666            486,000
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,504,287          2,152,764
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Capital leases (Note 11)                                                           207,194            252,224
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                      207,194            252,224
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              2,711,481          2,404,988
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 94,368,854 and 46,668,854 shares issued
    and outstanding, respectively                                                     188,738             93,338
   Additional paid-in capital                                                      20,060,147         19,166,789
   Accumulated deficit                                                            (22,347,522)       (20,901,212)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,098,281)        (1,640,729)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          613,200  $         764,259
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                       September 30,
                                                                           -------------------------------------
                                                                                 2002                  2001
                                                                           ------------------  -----------------
NET SALES                                                                  $           98,066  $          22,187
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                       53,936             12,853
   General and administrative                                                         194,078            406,113
   Selling and marketing                                                               87,916             85,163
   Research and development                                                            40,177             51,167
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         376,107            555,296
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (278,041)          (533,109)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (27,340)           (37,336)
   Interest income                                                                        305                177
   Other income                                                                        12,115              5,175
   Gain on settlement of debt (Note 1)                                                  6,774            203,219
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     (8,146)           171,235
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (286,187)          (361,874)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (286,187) $        (361,874)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $           (0.004) $           (0.02)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $           (0.004) $           (0.02)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 80,238,419         16,163,243
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                      September 30,
                                                                           -------------------------------------
                                                                                 2002                 2001
                                                                           ------------------  -----------------
NET SALES                                                                  $          520,207  $         155,565
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      260,295             70,752
   General and administrative                                                       1,201,615          1,052,306
   Selling and marketing                                                              289,814            552,439
   Research and development                                                           158,345            148,538
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       1,910,069          1,824,035
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                               (1,389,862)        (1,668,470)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (99,001)           (97,261)
   Interest income                                                                        496                423
   Other income                                                                        35,283             31,889
   Gain on settlement of debt (Note 1)                                                  6,774            344,133
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (56,448)           279,184
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                           (1,446,310)        (1,389,286)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $       (1,446,310) $      (1,389,286)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $           (0.022) $           (0.13)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $           (0.022) $           (0.13)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 66,984,971         10,598,005
                                                                           ==================  =================



        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock                        Common Stock
                                           ------------------                  -----------------------
                                           Shares      Amount              Shares                Amount
                                          -------- ------------           ------------ -    --------------
Balance, December 31, 2000                 178,000 $        356             3,397,095       $        6,794
Issuance of common stock for cash                -            -            15,000,000               30,000
Warrants/Options issued below market value       -            -                     -                    -
Shares issued for services                       -            -             4,525,000                9,050
Shares issued for exercise of stock options      -            -             3,460,000                6,920
Shares issued for exercise of warrants for
    cash                                         -            -               712,206                1,425
Shares issued for exercise of warrants for
    services rendered                            -            -               990,000                1,980
Shares issued for debt payment                   -            -            12,784,553               25,569
Shares issued to an officer for debt
    payment and compensation                     -            -             2,000,000                4,000
Shares issued for purchase of Rocky
    Mountain Sports Alliance                     -            -             3,800,000                7,600
Net loss for the year ended December 31,
    2001                                         -            -                    -                  -
                                           -------  -----------            ----------        -------------
Balance, December 31, 2001                 178,000          356            46,668,854               93,338

Issuance of common stock for cash
   (unaudited)                                   -            -            37,400,000               74,800
Warrants/Options issued below market
   value (unaudited)                             -            -                     -                    -
Shares issued for services (unaudited)           -            -            10,300,000               20,600
Net loss for the nine months ended
    September 30, 2002 (unaudited)               -            -                     -                    -
                                         --------- ------------      ----------------        --------------
Balance, September 30, 2002 (unaudited)    178,000 $        356            94,368,854        $     188,738
                                         ========= ============      ================        =============


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                             Additional
                                                               Paid-In          Accumulated    Total Stockholders'
                                                               Capital            Deficit        Equity (Deficit)
                                                             ----------         -------------- -------------------
Balance, December 31, 2000                                     $  17,708,296   $   (19,197,972)       $  (1,482,526)

Issuance of common stock for cash                                    210,000                 -              240,000

Warrants/Options issued below market value                           283,954                 -              283,954

Shares issued for services                                           216,350                 -              225,400

Shares issued for exercise of stock options                           88,980                 -               95,900

Shares issued for exercise of warrants for cash                       63,575                 -               65,000

Shares issued for exercise of warrants for services rendered         210,622                 -              212,602

Shares issued for debt payment                                       146,612                 -              172,181

Shares issued to an officer for debt payment and compensation         56,000                 -               60,000

Shares issued for purchase of Rocky Mountain Sports Alliance         182,400                 -              190,000

Net loss for the year ended December 31, 2001                              -        (1,703,240)          (1,703,240)
                                                         -------------------  ----------------       --------------
Balance, December 31, 2001                                        19,166,789       (20,901,212)          (1,640,729)

Issuance of common stock for cash (unaudited)                        299,200                 -              374,000

Warrants/Options issued below market value (unaudited)               308,758                 -              308,758

Shares issued for services (unaudited)                               285,400                 -              306,000

Net loss for the nine months ended September 30, 2002
(unaudited)                                                                -        (1,446,310)          (1,446,310)
                                                         -------------------  -----------------     ----------------
Balance, September 30, 2002 (unaudited)                         $ 20,060,147   $   (22,347,522)     $    (2,098,281)
                                                                ============   ===============      ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Nine Months Ended
                                                                                               September 30,
                                                                                          2002               2001
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $      (1,446,310)  $      (1,389,286)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                             282,297             357,683
     Amortization of goodwill                                                                  -                   18,032
     Common stock issued for services                                                         306,000             270,400
     Warrants issued below market value                                                       308,758             253,199
     Gain on settlement of debt                                                                (6,774)           (344,133)
     Warrants exercised for services                                                           -                  212,602
     Options exercised for services                                                            -                    3,342

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (21,401)              5,091
     Inventory                                                                                 -                    5,108
     Other current assets                                                                         895              21,776
     Capital leases payable                                                                    -                  (13,302)
     Advances payable                                                                          -                   30,849
     Deferred revenue                                                                          -                  (22,043)
     Accounts payable and accrued expenses                                                    206,601             269,474
                                                                                    -----------------   -----------------

       Net Cash Used in Operating Activities                                                 (369,934)           (321,208)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (30,000)             -
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (30,000)             -
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     25,000              -
   Proceeds from issuance of notes payable - related parties                                   81,666               4,000
   Proceeds from issuance of common stock                                                     374,000             100,000
   Proceeds from exercise of stock options                                                     -                   81,600
   Proceeds from exercise of stock warrants                                                    -                   65,000
   Cash received upon acquisition of subsidiary                                                -                   20,420
   Cash received from capital lease                                                            -                   96,011
   Principal payments of notes payable - related parties                                       -                   (7,500)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $         480,666   $         359,531
                                                                                    -----------------   -----------------

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                         2002                2001
                                                                                    -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          80,732   $          38,323

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           84,859                 651
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $         165,591   $          38,974
                                                                                    =================   =================


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           6,912   $           2,298
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $         306,000   $         270,400

   Common stock issued to convert notes
   payable and interest                                                             $          -        $          17,227

   Common stock issued for reduction of
   accounts payable                                                                 $          -        $          15,000

   Common stock issued for warrants exercised
   through services rendered                                                        $          -        $         212,602

   Common stock issued for options exercised
   through services rendered                                                        $          -        $           3,342

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                                                $          -        $           9,358

   Common stock issued for options exercised
   for stock subscription receivable                                                $          -        $           1,600



        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

               During the second quarter of 2001, the Company began certain consulting activities through two wholly-owned subsidiares:
               Synerteck Incorporated, a Utah corporation ("Synerteck"), and Sports Management Partners, Inc., a Delaware corporation ("SMP"). Synerteck was created to be a technology partner with the Company for a variety of organizations, both sports and non- sports related, that require Information Technology ("IT") services. These services include website hosting, website design and maintenance, computer hardware leasing, and hardware and software programming and related services. SMP was created to provide consulting services to sports organizations, principally management consulting and strategic advisory services, and the facilitation of introductions to SMP's contacts within the sports industry.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


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

                        Computer hardware     3 years
                        Computer software     3 years
                        Office equipment      7 years

               Depreciation expense for the nine months ended September 30, 2002 and 2001 was $282,297 and $357,683, respectively.

               e. Accounts Receivable

               Accounts receivable are recorded net of the allowance for doubtful accounts of $25,793 as of September 30, 2002 and December 31, 2001.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               i. Basic Loss Per Share

                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                         ----------------------------------------
                                                                                  2002                  2001
                                                                         -----------------     ------------------

               Basic loss per share from continuing operations:
                     Loss (numerator)                                    $      (1,446,310)    $      (1,389,286)
                     Shares (denominator)                                       66,984,971            10,598,005
                     Per share amount                                    $          (0.022)    $           (0.13)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001


NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               l.  Stock Options and Warrants

               As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
               (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB
               Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of September 30, 2002, there were 22,600,000 options outstanding which were granted to employees, 22,350,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                            September 30,        December 31,
                                                                              2002                   2001
                                                                         -----------------     -----------------
                                                                           (Unaudited)
              Note payable to a shareholder, secured by tangible
               and intangible assets of the Company,
               interest at 16%, principal and interest due
               April 1, 2000.  Note is convertible into common
               stock of the Company at $.10 per share.                   $         450,000     $         450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000. Note is convertible into common stock of the
               Company at $1.00 per share.                                          20,000                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                      83,666                 7,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                      14,000                 9,000
                                                                         -----------------     -----------------

                     Total notes payable - related parties                         567,666               486,000

                     Less: current portion                                        (567,666)             (486,000)
                                                                         -----------------     -----------------
                     Long-term notes payable                             $          -          $          -
                                                                          ================     =================

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                       September 30,                                                               Amount

                         2003                                                                  $         567,666
                                                                                               -----------------

                         Total                                                                 $         567,666
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                           September 30,         December 31,
                                                                              2002                    2001
                                                                         -----------------     -----------------
                                                                            (Unaudited)
              Note payable to an individual, secured by tangible
               assets of the Company, interest at 16%, principal
               and interest due May 1, 2000. Note is convertible
               into common stock of the Company at $1.00 per share.      $          20,000     $          20,000

              Note payable to an individual, unsecured, interest at
               10%, principal and interest due June 26, 2000. Note
               is convertible into common stock of the Company at
               $1.00 per share.                                                     25,000                25,000

              Note payable to an individual, unsecured, interest
               at 18%, principal and interest due August 15, 2001.
               Note is convertible into common stock of the Company
               at $0.25 per share.                                                  50,000                50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                      45,000                15,000

              Note payable to an individual, unsecured,
               interest at 12%, due on demand.                                      -                      5,000
                                                                         -----------------     -----------------

                     Total notes payable                                           140,000               115,000

                     Less: current portion                                        (140,000)              (115,000)
                                                                         -----------------     ------------------

                     Long-term notes payable                             $          -          $              -
                                                                         =================     ==================

              Maturities of notes payable are as follows:

                     Year Ending
                     September 30,                                                                   Amount
                     -------------                                                             -----------------
                         2003                                                                  $         140,000
                                                                                               -----------------

                        Total                                                                  $         140,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

              Effective August 22, 2002, the Company sold and issued 25,000,000 shares of its common stock at a price of $0.01 per share.


NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at September 30, 2002:

                      Options outstanding at December 31, 2001                                           8,005,000
                      Options granted                                                                   15,450,000
                      Options forfeited                                                                   (855,000)
                                                                                                ------------------
                      Options outstanding at September 30, 2002                                         22,600,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at September 30, 2002                                         $             0.03
                                                                                                ==================


                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise          September 30,    Contractual       Exercise       September 30,     Exercise
                       Prices         2002            Life             Price            2002             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02        18,775,000            4.37  $          0.02           781,250   $       0.02
              $            0.03         2,600,000            3.54  $          0.03         1,215,000   $       0.03
              $            0.16         1,225,000            2.79  $          0.16           979,998   $       0.16

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $2,500 has been recognized for its stock option plan during the nine months ended September 30, 2002. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                      September 30,
                                                                       ----------------------------------------------
                                                                                2002                    2001
                                                                       ----------------------   ---------------------

              Net loss as reported                                     $        (1,446,310)     $         (1,389,286)
              Pro forma net loss                                                (1,754,725)               (1,463,152)
              Basic loss per share as reported                                      (0.022)                    (0.13)
              Pro forma basic loss per share                                        (0.026)                    (0.14)



                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        3.93% - 6.12%
                      Expected life                                                                  4  -  6 Years
                      Expected volatility                                                            2.18  -  2.89
                      Dividend yield                                                                           0.0


              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at September 30, 2002.

                      Options outstanding at December 31, 2001                                           1,640,000
                      Options granted                                                                      370,000
                      Options forfeited                                                                   (195,000)
                                                                                                -----------------
                      Options outstanding at September 30, 2002                                          1,815,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at September 30, 2002                                 $             0.02
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                   Outstanding        Remaining        Average      Exercisable at       Average
                 Exercise          September 30,     Contractual       Exercise      September 30,       Exercise
                   Price               2002            Life             Price           2002              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $            0.02         1,520,000            3.99  $          0.02           380,000   $       0.02
              $            0.03           270,000            4.48  $          0.03            80,000   $       0.03
              $            0.04            25,000            4.50  $          0.04             6,250   $       0.04

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

              As a result of applying SFAS No. 123, the Company had an expense of $9,631 and $156,434 during the nine months ended September 30, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              During the nine months ended September 30, 2002, the Company issued warrants to acquire 29,500,000 shares of common stock. These warrants were issued at exercise prices ranging from $0.01 to $0.03. The warrants were issued as follows: 14,500,000 attached to common stock issued for cash, and 15,000,000 related to services rendered. The following tables summarize the information regarding warrants outstanding at September 30, 2002. All the warrants are exercisable at September 30, 2002.

                               Warrants outstanding at December 31, 2001                                  9,975,167
                               Warrants granted                                                          29,500,000
                               Warrants expired                                                           (118,500)
                                                                                                    ---------------
                               Warrants outstanding at September 30, 2002                                39,356,667
                                                                                                    ===============

                   Weighted average exercise price of warrants
                                 outstanding at September 30, 2002                                     $       0.08
                                                                                                       ============

                                                            Number of             Weighted
                                                            Warrants              Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                           September 30,        Contractual          Exercise
                      Range of Exercise Prices               2002                Life                Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.01 - $0.10                             38,250,000                1.31  $             0.02
                      $0.75                                         66,667                0.97  $             0.75
                      $2.00                                      1,040,000                0.55  $             2.00

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

              As a result of applying SFAS No. 123, the Company had an expense of $296,626 and $96,765 during the nine months ended September 30, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2004. Rental expense for the nine months ended September 30, 2002 and 2001 was $65,829 and $101,294, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $1,368 and $4,976, respectively for the nine months ended September 30, 2002 and 2001.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                            Amount
              ------------                                                                      ------------------
              2002                                                                              $          146,919
              2003                                                                                         143,715
              2004                                                                                          58,085
              2005 and thereafter                                                                             -
                                                                                                ------------------

                   Total minimum lease payments                                                 $          348,719
                                                                                                ===================

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

              The net loss for the nine months ended September 30, 2002 and 2001 was $1,446,310 and $1,389,286, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

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

              Financial information as of and for the nine months ended September 30, 2002 with respect to the reportable segments is as follows:

                                                                                                   Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------
              Cash                                        $         152,302  $              655  $           12,634
              Fixed assets, net                                     114,806               3,300             130,171
              Total assets                                          461,289               9,663             337,374
              Total liabilities                                   2,373,300              39,498             484,127
              External revenues                                      37,689             399,611              82,907
              Cost of goods sold                                      1,785             243,775              14,735
              Other income (expense)                                (37,639)               (431)            (18,378)
              Segment profit (loss) before tax effect            (1,360,591)            (40,687)            (45,032)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE 10 -     BUSINESS COMBINATION (Continued)

              Based on SFAS No. 142 as described in Note 1, the Company has determined that the goodwill associated with the acquisition of RMSA will no longer be amortized. Furthermore, the Company has determined that there has been no impairment in goodwill since December 31, 2001.


NOTE 11 -     CAPITAL LEASES

              Obligations under the capital lease at September 30, 2002 are as follows:

                     Payable in monthly principal and interest payments of
                     $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          419,007

                     Less amounts representing taxes and interest                                           (97,760)
                                                                                                 ------------------
                     Total capital leases                                                                   321,247

                     Less current portion                                                                  (114,053)
                                                                                                 ------------------

                     Capital leases - long-term portion                                          $          207,194
                                                                                                 ------------------

              Future principal obligations of the capital leases payable are as follows:

                     Year Ending
                     September 30,                                                                     Amount
                     -------------                                                               ------------------
                     2003                                                                        $          114,053
                     2004                                                                                    68,248
                     2005                                                                                    79,144
                     2006                                                                                    59,802
                                                                                                 ------------------
                   Total capital leases                                                          $          321,247
                                                                                                 ==================

              Depreciation expense of $33,957 associated with the equipment under capital lease was expensed during the nine months ended September 30, 2002.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 2002 and 2001.

     Revenues. The Company generated net revenues of $98,066 during the three months ended September 30, 2002, a 342% increase compared to $22,187 in net revenues during the third quarter of 2001. For the nine months ended September 30, 2002, net revenues were $520,207, a 234% increase compared to $155,565 in net revenues during the first nine months of 2001. This increase was primarily due to new sports events and other entertainment events acquired by the Company which were managed and promoted during the second and third quarters of 2002. Other sources of revenue were the sales of the Company's online services and information technology consulting. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

     Cost of Sales. Cost of sales for the three months ended September 30, 2002 were $53,936 a 320% increase from $12,853 during the third quarter of 2001. For the nine month period ended September 30, 2002, cost of sales were $260,295, a 268% increase compared to $70,752 during the first nine months of 2001. This increase correlates to the increase in revenues and is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services and sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2002 were $194,078, a 52% decrease from $406,113 during the third quarter of 2001. General and administrative expenses for the nine months ended September 30, 2002 were $1,201,615, a 14% increase from $1,052,306 during the nine months ended September 30, 2001. This increase was principally due to the recognition of $308,758 in expenses relating to issuances of warrants during the first half of 2002. The warrants were attached to a line of credit established by the Company for the development of future
sports  events.   Without  the  expenses  related  to  warrants,   general  and
administrative expenses would have been $892,857, a 15% decrease from the first nine months of 2001. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $131,273 and $7,142, respectively, of general and administrative expenses during the third quarter of 2002, as compared to $82,495 and $118,957 during the third quarter of 2001. For the nine months ended September 30, 2002 payroll expense and professional fees totaled approximately 383,130 and 343,351, respectively, of general and administrative expenses as compared to $229,790 and $231,886 during the first nine months of 2001. The increase is mainly due to administrative expenses associated with a major sales initiative which was started in 2002. Furthermore, in order to retain the cash resources of the Company, certain consultants of the Company were paid in stock in which the market value was expensed as professional fees.

     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 30, 2002 were $87,916, a 3% increase from $85,163 during the second quarter of 2001. For the nine months ended September 30, 2002, selling and marketing expenses were $289,814, a 48% decrease from $552,439 during the nine month period ended September 30, 2001. This decrease was primarily attributable to the public relations campaign which was started in the first half of 2001. The Company anticipates that selling and marketing expenses in the future will increase as a sales initiative starting in

2002 will create a sales channel to the amateur sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

     Product Development. Product research and development expenditures were $40,177 for the three months ended September 30, 2002, as compared to $51,167 during the second quarter of 2001, a decrease of 21%. For the nine months ended September 30, 2002, product development expenses were $158,345, a 7% increase from $148,538 for the nine months ended September 30, 2001. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $56,448 for the nine months ended September 30, 2002 compared to net other income of $279,184 during the first nine months of 2001. The income during 2001 was generated principally from the settlement of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. During the nine month period ended September 30, 2002, the Company had a gain of $6,774 on the settlement of debt compared to $344,133 during the same time period of 2001. Management continues to negotiate with its creditors in order to settle on old accounts payable. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of September 30, 2002, the Company's primary source of liquidity consisted of $165,591 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2002 of $22,347,522 and is currently experiencing a shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2001 and the nine months ended September 30, 2002 was $1,703,240 and $1,446,310, respectively. The Company anticipates a net loss for the year ended December 31, 2002 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has made substantial progress in developing its business and revenue models and has implemented a major sales initiative during 2002. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

     Securities Eligible for Public Trading. Of the 94,368,854 shares of the Company's Common Stock outstanding at June 30, 2002, approximately 32,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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



                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDING.

           None.

ITEM 2.    CHANGES IN SESCURITIES

           Recent Sales of Unregistered Securities

     Effective August 19, 2002, the Company sold and issued 25,000,000 shares of unregistered common stock to an accredited investors in exchange for $250,000 in cash proceeds. No commissions or underwriting discounts were given or paid in connection with this transaction. The Company believes that this transaction was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Number              Exhibits
------              ---------
3.1                 Amended and Restated Certificate of Incorporation of
                    SportsNuts, Inc.(1)

3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)

10.1                Convertible Promissory Note and Security Agreement among
                    Gardner Management,Inc. Profit Sharing Plan and Trust,
                    SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000.(3)

10.2                Note Purchase Agreement, dated February 22, 2002, between
                    Eslie Barlow and the Company. (4)

10.3                Note Purchase Agreement, dated February 1, 2002, between
                    Moore, Clayton & Co.,Inc. and the Company. (5)

10.4                SportsNuts, Inc. 2000 Stock Option Plan.(6)

21.1                Subsidiaries of the Registrant.(7)

--------------------------
(1) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

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

                                           SPORTSNUTS, INC.

                                           By: /s/ Kenneth I.Denos
Dated:  November 12, 2002                 ------------------------------------
                                             Kenneth I. Denos
                                             Chief Financial Officer

Exhibit Index


Number              Exhibits
------              ---------
3.1                 Amended and Restated Certificate of Incorporation of
                    SportsNuts, Inc.(1)

3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)

10.1                Convertible Promissory Note and Security Agreement among
                    Gardner Management,Inc. Profit Sharing Plan and Trust,
                    SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000.(3)

10.2                Note Purchase Agreement, dated February 22, 2002, between
                    Eslie Barlow and the Company. (4)

10.3                Note Purchase Agreement, dated February 1, 2002, between
                    Moore, Clayton & Co.,Inc. and the Company. (5)

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