Form 10KSB
period 2002-12-31
SPORTSNUTS  INC
filed 2003-03-31
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                            87-0561426
        --------                                            ----------
        (State or other jurisdiction of               (IRS Employer
        incorporation or organization)                 Identification No.)

    11585 South State Street, Suite 102
             Draper, Utah                                      84020
    ------------------------------------               ------------------
    (Address of principal executive offices)                (Zip Code)

                             (801) 816-2500 Issuer's
                                telephone number

         The Towers at South Towne II, 10421 South 400 West, Suite 550,
                           Salt Lake City, Utah 84095
    -----------------------------------------------------------------------
                   (Former name or former address and former fiscal year, if changed since last report.)

    Securities registered under Section 12(b) of the Exchange Act: None

    Securities registered under Section 12(g) of the Exchange Act:  None

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

    The Company's revenues for the fiscal year ending December 31, 2002 were $615,165.

    The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 1, 2003 was approximately $143,717. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 1, 2003, the Company had outstanding 98,271,086 shares of common stock, par value $0.002 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


     Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS

Part I
         Item 1 - DESCRIPTION OF BUSINESS......................................1
                  CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS............1
         Item 2 - DESCRIPTION OF PROPERTY.....................................12
         Item 3 - LEGAL PROCEEDINGS...........................................12
         Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........12

Part II
         Item 5 - MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................13
         Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................14
         Item 7 - FINANCIAL STATEMENTS........................................18
         Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................41

Part III
         Item 9 - DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...........41
         Item 10 - EXECUTIVE COMPENSATION.....................................42
         Item 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDERS MATTERS................43
         Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............45
         Item 13 - EXHIBITS AND REPORTS ON FORM 8-K...........................45
         Item 14 - CONTROLS AND PROCEDURES....................................46

SIGNATURES....................................................................47

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

     Default in Capital Computer Lease. The Company's wholly-owned subsidiary, Sports Management Partners, Inc. ("SMP"), is presently in default with respect to a capital computer lease with IBM Credit Corp. signed on May 31, 2001. The lease concerns various computer hardware components leased by SMP in connection with efforts to provide hardware management solutions to sports organizations but does not include hardware used by the Company with respect to its Internet technology solutions or the Company's Local Area Network. The equipment was repossessed by IBM in June, 2002, but no settlement has been reached to date.

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

     Uncertain Protection of Trade Names and Related Intangible Assets. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2002, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the

Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

     Securities Eligible for Public Trading. Of the 98,271,086 shares of the Company's Common Stock outstanding at March 1, 2003, approximately 60,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

     Applicability of Low Priced Stock Risk Disclosure Requirements. The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker- dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

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


INTELLECTUAL PROPERTY

     The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2002, the Company has not pursued any trademark applications for its name and brand.

     The Company's online registration, statistical information system, and the league management systems are not protected by any copyright or patent, and the Company does not anticipate filing an application with the U.S. Patent and Trademark Office or the United States Copyright Office for protection of any of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

     Because the Company has no formal trademark protection, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If, in any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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


EMPLOYEES

     As of March 1, 2003, the Company employed eleven persons on a full or part-time basis. In order to execute the Company's business strategy, however, the Company will likely require a significant increase in employees and contract personnel. Competition for qualified personnel in the information technology industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.


 ITEM 2: DESCRIPTION OF PROPERTY

     The Company's executive offices are located in a 5,000 square foot facility in south Salt Lake County, Utah, twenty minutes from the Salt Lake City International Airport and adjacent to Interstate 15. Base rent for this facility is $4,000.00 per month, exclusive of utilities and other occupancy related charges, on a three-year lease beginning January 1, 2003. The base rent increases to $4,250.00 and $4,500.00 for the second and third years, respectively, of the lease term.

     The Company believes that the size of its executive offices are adequate for its business, technology, and operational needs for the intermediate future. In the aggregate, however, the Company believes that additional office space may be necessary in the near future to accommodate its growth. The current commercial real estate market in Salt Lake City has sufficient capacity that management believes that the Company should not experience any significant difficulty in procuring additional office space as needed.


ITEM 3: LEGAL PROCEEDINGS

                 None.


ITEM 4: SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

                                    PART II.


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market for Common Equity and Related Stockholder Matters.

         (1) Market Information.

     The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "SPCI." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of March 1, 2003, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2002:

                                           High                                   Low
Fourth Quarter 2002                     $ 0.011                                 $ 0.005
Third Quarter 2002                      $ 0.021                                 $ 0.005
Second Quarter 2002                     $ 0.04                                  $ 0.021
First Quarter 2002                      $ 0.041                                 $ 0.022

         The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's
Common Stock during the calendar year ended December 31, 2001:

                                          High                                    Low
Fourth Quarter 2000                     $ 0.05                                  $ 0.02
Third Quarter 2000                      $ 0.07                                  $ 0.02
Second Quarter 2000                     $ 0.32                                  $ 0.03
First Quarter 2000                      $ 0.516                                 $ 0.047

        (2) Holders.

     As of March 1, 2003, the Company had approximately 375 shareholders of record.

        (3) Dividends.

     Because the Company is in its early growth stage, it has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

    (b) Recent Sales of Unregistered Securities.

     Effective December 31, 2002, the Company issued 3,150,000 shares of its Common Stock in exchange for the cancellation of a debt owed by the Company of $31,500 to an accredited investor. No underwriting discounts were given or paid in connection with the transaction. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     As of December 31, 2002, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 22,460,000 shares of its Common Stock pursuant to the Company's 2000 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of such Act.

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

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) information technology consulting services. The ability to generate revenues during the year 2003 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

     Expenses which comprise cost of goods sold are principally comprised of offline costs associated with the management and promotion of sporting events which the company has an active role. Also included in cost of goods sold are commissions paid for information technology consulting contracts. As more organizations utilize the Company's technology services, future expenses included in cost of goods sold will be personnel and materials costs to administer these services, as well as potential fee sharing expenses to organizations involved in sports event management, and online registration and administration.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the years ended December 31, 2002 and 2001.

     Revenues. The Company generated net revenues of $615,165 during the year ended December 31, 2002, which represents a 133% increase compared to $264,529 in net revenues during the year 2001. This increase was primarily due to new sports events and other entertainment events acquired by the Company which were managed and promoted during 2002. Also contributing was the increase in sales of the Company's online services, sports event management and promotion revenues, and information technology consulting revenues. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

     Cost of Sales. Cost of sales for the year ended December 31, 2002 were $337,996 a 210% increase from $109,067 during the year 2001. This increase correlates to the increase in revenues and is mainly attributable to expenses incurred pursuant to the delivery of the Company's online registration services, sports event management and promotional services, and sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2002 were $1,395,291, a 7% increase from $1,303,964 during the year 2001. This increase was principally due to the recognition of $380,791 in expenses relating to issuances of warrants during the year 2002. The warrants were attached to a line of credit established by the Company for the development of future sports events. Without expenses related to warrants, general and administrative expenses would have been $1,014,500, a 22% decrease compared to the year 2001. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $458,988 and $358,021, respectively, of general and administrative expenses during 2002, as compared to $335,344 and $307,030 during 2001. The increase is mainly due to administrative expenses associated with a major sales initiative which started in 2002. Furthermore, in order to retain the cash resources of the Company, certain consultants of the Company were paid in stock in which the market value was expensed as professional fees.

     Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2002 were $366,343, a 45% decrease from $671,624 during 2001. This decrease was primarily attributable to the public relations campaign which was started in the year 2001. The Company anticipates that selling and marketing expenses in the future will increase as a sales channel to the amateur sports organizations throughout the United States is developed. The Company also continues to focus on the sales of its technology consulting services.

     Product Development. Product research and development expenditures were $186,655 during the year ended December 31, 2002, as compared to $208,884 during 2001, a decrease of 11%. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $42,519 for the year ended December 31, 2002 compared to net other income of $325,770 during 2001. The income during 2001 was generated principally from the forgiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of December 31, 2002, the Company's primary source of liquidity consisted of $40,573 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2002 of $22,614,851 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the years ended December 31, 2002 and 2001 was $1,713,639 and $1,703,240,
respectively. The Company anticipates a net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has made substantial progress in developing its business and revenue models during the year 2002. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. Presently, however, the Company believes that its capital resources are insufficient for ongoing operations, with minimal current cash reserves. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

ITEM 7.              FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB



                                                  CONTENTS

Independent Auditors' Reports.................................................19

Consolidated Balance Sheet................................................... 20

Consolidated Statements of Operations........................................ 22

Consolidated Statements of Stockholders' Equity (Deficit).................... 23

Consolidated Statements of Cash Flows........................................ 25

Notes to the Consolidated Financial Statements............................... 27

                          INDEPENDENT AUDITOR'S REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
SPORTSNUTS, INC.


We have audited the accompanying consolidated balance sheets of SportsNuts, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consoli-dated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards reuire that we plan and per-form the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes exam-ining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements have been prepared assum-ing that the Company will continue as a going concern. As discussed in Note 7, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note 7. The consolidated fianncial statements do not include any adjustments that might result from the outcome of this uncertainty.


Chisholm & Associates
North Salt Lake, Utah
March 10, 2003

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets


                                                      ASSETS

                                                                                                   December 31,
                                                                                                      2002
                                                                                               -----------------
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                                          $          40,573
   Accounts receivable, net (Note 1)                                                                      13,216
   Advances due from Related Party (Note 8)                                                               55,589
   Prepaid expenses                                                                                        5,561
                                                                                               -----------------
     Total Current Assets                                                                                114,939
                                                                                               -----------------
PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                                     513,247
   Computer software                                                                                     761,809
   Furniture and office equipment                                                                        193,819
   Less - accumulated depreciation                                                                    (1,363,413)
                                                                                               -----------------
     Total Property and Equipment                                                                        105,462
                                                                                               -----------------
OTHER ASSETS

   Goodwill, net (Note 10)                                                                               153,270
                                                                                               -----------------
     Total Other Assets                                                                                  153,270
                                                                                               -----------------
     TOTAL ASSETS                                                                              $         373,671
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    December 31,
                                                                                                       2002
                                                                                                 ----------------
CURRENT LIABILITIES

   Accounts payable                                                                            $         765,456
   Accrued expenses                                                                                      862,879
   Capital leases, current portion (Note 11)                                                             321,247
   Notes payable, current portion (Note 3)                                                               110,000
   Notes payable, related parties (Note 2)                                                               568,666
                                                                                               -----------------
     Total Current Liabilities                                                                         2,628,248
                                                                                               -----------------
                                                                                               -----------------
     TOTAL LIABILITIES                                                                                 2,628,248
                                                                                               -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                                        356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 98,268,854 shares issued and
    outstanding, respectively                                                                            196,538
   Additional paid-in capital                                                                         20,163,380
   Accumulated deficit                                                                               (22,614,851)
                                                                                               -----------------
     Total Stockholders' Equity (Deficit)                                                             (2,254,577)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                                               $         373,671
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations



                                                                                    For the Years Ended
                                                                                        December 31,
                                                                           -------------------------------------
                                                                                 2002                  2001
                                                                           -------------------------------------

NET SALES                                                                  $          615,165  $         264,529

OPERATING EXPENSES
   Cost of Sales                                                                      337,996            109,067
   General and administrative                                                       1,395,291          1,303,964
   Selling and marketing                                                              366,343            671,624
   Research and development                                                           186,655            208,884
                                                                           ------------------  -----------------
     Total Operating Expenses                                                       2,286,285          2,293,539
                                                                           ------------------  -----------------
LOSS FROM OPERATIONS                                                               (1,671,120)        (2,029,010)
                                                                           ------------------  -----------------
OTHER INCOME (EXPENSES)
   Interest expense                                                                  (128,892)          (133,053)
   Interest income                                                                        839                535
   Other income                                                                        49,789             36,914
   Gain on settlement of debt (Note 1)                                                164,232            421,374
   Loss on disposal of assets                                                        (128,487)            -
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (42,519)           325,770
                                                                           ------------------  -----------------
LOSS BEFORE INCOME TAXES                                                           (1,713,639)        (1,703,240)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------
NET LOSS                                                                   $       (1,713,639) $      (1,703,240)
                                                                           ==================  =================

BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.02) $           (0.10)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.02) $           (0.10)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 73,869,676         16,343,197
                                                                           ==================  =================


        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                            Preferred Stock                    Common Stock
                                         ----------------------       ------------------------------------
                                         Shares      Amount            Shares                Amount
                                         --------- ------------       ---------------       --------------
Balance, December 31, 2000                 178,000 $        356             3,397,095       $        6,794
Issuance of common stock for cash                -            -            15,000,000               30,000
Warrants/Options issued below market value       -            -                     -                    -
Shares issued for services                       -            -             4,525,000                9,050
Shares issued for exercise of stock options      -            -             3,460,000                6,920
Shares issued for exercise of warrants for
cash                                             -            -               712,206                1,425
Shares issued for exercise of warrants for
services rendered                                -            -               990,000                1,980
Shares issued for debt payment                   -            -            12,784,553               25,569
Shares issued to an officer for debt payment
and compensation                                 -            -             2,000,000                4,000
Shares issued for purchase of Rocky
Mountain Sports Alliance                         -            -             3,800,000                7,600

Net loss for the year ended December 31,
2001                                             -            -                    -                     -
                                           ------- ------------            ----------        -------------

Balance, December 31, 2001                 178,000          356            46,668,854               93,338
Issuance of common stock for cash                -            -            40,550,000               81,100
Warrants/Options issued below market value       -            -                     -                    -
Shares issued for services                       -            -            11,050,000               22,100

Net loss for the year ended December 31,
2002                                             -            -                     -                    -
                                           ------- ------------            ----------        -------------

Balance, December 31, 2002                 178,000 $        356            98,268,854        $     196,538
                                           ======= ============            ==========        =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                             Additional
                                                               Paid-In          Accumulated       Total Stockholders'
                                                               Capital            Deficit           Equity (Deficit)
                                                             ---------------   ---------------    ------------------
Balance, December 31, 2000                                     $  17,708,296   $   (19,197,972)       $  (1,482,526)
Issuance of common stock for cash                                    210,000                 -              240,000
Warrants/Options issued below market value                           283,954                 -              283,954
Shares issued for services                                           216,350                 -              225,400
Shares issued for exercise of stock options                           88,980                 -               95,900
Shares issued for exercise of warrants for cash                       63,575                 -               65,000
Shares issued for exercise of warrants for services rendered         210,622                 -              212,602
Shares issued for debt payment                                       146,612                 -              172,181
Shares issued to an officer for debt payment and compensation         56,000                 -               60,000
Shares issued for purchase of Rocky Mountain Sports Alliance         182,400                 -              190,000
Net loss for the year ended December 31, 2001                              -        (1,703,240)          (1,703,240)
                                                               -------------    --------------       --------------
Balance, December 31, 2001                                        19,166,789       (20,901,212)          (1,640,729)
Issuance of common stock for cash                                    324,400                 -              405,500
Warrants/Options issued below market value                           380,791                 -              380,791
Shares issued for services                                           291,400                 -              313,500
Net loss for the year ended December 31, 2002                              -        (1,713,639)          (1,713,639)
                                                               -------------   ---------------     ----------------
Balance, December 31, 2002                                     $ 20,163,380    $  (22,614,851)     $     (2,254,577)
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                    --------------------------------------
                                                                                           2002               2001
                                                                                   -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $      (1,713,639)  $      (1,703,240)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                             304,942             484,945
     Amortization of goodwill                                                                  -                   27,048
     Common stock issued for services                                                         313,500             270,400
     Warrants/options issued below market value                                               380,791             283,954
     Gain on settlement of debt                                                              (164,232)           (421,374)
     Loss on disposal of assets                                                               128,487              -
     Warrants exercised for services                                                           -                  212,602
     Options exercised for services                                                            -                    4,942

   Changes in operating assets and liabilities:
     Accounts receivable                                                                         (998)             (4,857)
     Advances due from related party                                                          (55,589)             -
     Inventory                                                                                 -                   11,650
     Other current assets                                                                       7,777              23,382
     Advances payable                                                                          -                   31,399
     Deferred revenue                                                                          -                  (22,043)
     Accounts payable and accrued expenses                                                    311,509             395,777
                                                                                     ----------------     ---------------
       Net Cash Used in Operating Activities                                                 (487,452)           (405,415)
                                                                                     ----------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (40,000)             -
                                                                                     ----------------     ---------------
       Net Cash Used in Investing Activities                                                  (40,000)             -
                                                                                     ----------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                                   92,666               4,000
   Proceeds from issuance of common stock                                                     405,500             240,000
   Proceeds from exercise of stock options                                                     -                   81,600
   Proceeds from exercise of stock warrants                                                    -                   65,000
   Cash received upon acquisition of subsidiary                                                -                   20,420
   Cash received from capital lease                                                            -                   96,011
   Principal payments on capital lease                                                         -                   (9,908)
   Principal payments of notes payable - related parties                                      (15,000)             (7,500)
                                                                                    -----------------   -----------------
       Net Cash Provided by Financing Activities                                    $         483,166   $         489,623
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)

                                                                                              For the Years Ended
                                                                                                  December 31,
                                                                                    --------------------------------------
                                                                                         2002                2001
                                                                                    -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $         (44,286)  $          84,208

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           84,859                 651
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          40,573   $          84,859
                                                                                    =================   =================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $          10,976   $          28,888
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $         313,500   $         270,400

   Common stock issued to convert notes
   payable and interest                                                             $          -        $         172,181

   Common stock issued for reduction of
   accounts payable                                                                 $          -        $          15,000

   Common stock issued for warrants exercised
   through services rendered                                                        $          -        $         212,602

   Common stock issued for options exercised
   through services rendered                                                        $          -        $           4,942

   Common stock issued for options exercised
   by conversion of accounts payable and
   other liabilities                                                                $          -        $           9,358

   Property and equipment purchased under a
   capital lease                                                                    $          -        $         203,745

        The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the years ended December 31, 2002 and 2001 was $304,942 and $484,945, respectively.

              e.      Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $34,069 for the year ended December 31, 2002.

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

              h.      Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expenses in the consolidated statements of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.      Basic Loss Per Share

                                                                            For Years Ended December 31,
                                                                         ----------------------------------------
                                                                               2002                 2001
                                                                         ------------------    ------------------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $      (1,713,639)    $      (1,703,240)
                     Shares (denominator)                                       73,869,676            16,343,197
                     Per share amount                                    $           (0.02)    $           (0.10)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

              j.     Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2002.

              At December 31, 2002 the Company had net operating loss carryforwards of approximately $13,800,000 that may be offset against future taxable income through 2022. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.     Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 2002, there were 22,320,000 options outstanding which were granted to employees, 22,070,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                                  December 31,
                                                                                                    2002
                                                                                               ----------------
              Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common
               stock of the Company at $.10 per share.                                         $         450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                                                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                            98,666
                                                                                               -----------------
                     Total notes payable - related parties                                               568,666

                     Less: current portion                                                              (568,666)
                                                                                               -----------------
                     Long-term notes payable                                                   $          -
                                                                                               =================


              Maturities of notes payable - related parties are as follows:

                       Year Ending
                       December 31,                                                                Amount
                       ------------                                                            -----------------
                         2003                                                                  $         568,666
                                                                                               -----------------
                         Total                                                                 $         568,666
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                                December 31,
                                                                                                    2002
                                                                                              ------------------
              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000, past due.  Note is convertible into common stock of the
               Company at $1.00 per share.                                                     $          20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000, past due. Note is convertible into common stock of the Company at $1.00
               per share.                                                                                 25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001, past due. Note is convertible into common stock of the Company at $0.25
               per share.                                                                                 50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                                            15,000
                                                                                               -----------------
                     Total notes payable                                                                 110,000

                     Less: current portion                                                              (110,000)
                                                                                               -----------------
                     Long-term notes payable                                                   $               -
                                                                                               =================

              Maturities of notes payable are as follows:

                     Year Ending
                     December 31,                                                                    Amount
               ------------------------                                                         -----------------
                         2003                                                                  $         110,000
                                                                                                -----------------
                        Total                                                                  $         110,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

              Effective August 22, 2002, the Company sold and issued 25,000,000 shares of its common stock at a price of $0.01 per share.

              Effective December 31, 2002, the Company sold and issued 3,150,000 shares of its common stock at a price of $0.01 per share.

              Effective December 31, 2002, the Company issued 750,000 shares of common stock valued at $0.01 per share in satisfaction of obligations for consulting services received by the Company.


NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at December 31, 2002:

                      Options outstanding at December 31, 2001                                           8,005,000
                      Options granted                                                                   15,450,000
                      Options forfeited                                                                 (1,135,000)
                                                                                                ------------------
                      Options outstanding at December 31, 2002                                          22,320,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at December 31, 2002                                          $             0.03
                                                                                                ==================


                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise           December 31,    Contractual       Exercise        December 31,      Exercise
                   Prices               2002            Life             Price            2002             Price
              -----------------    --------------    ------------  ---------------  ----------------   ------------
              $            0.02        18,775,000            4.12  $          0.02         1,862,500   $       0.02
              $            0.03         2,575,000            3.29  $          0.03         1,202,500   $       0.03
              $            0.16           970,000            2.55  $          0.16           724,998   $       0.16

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $2,500 has been recognized for its stock option plan during the year ended December 31, 2002. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                       December 31,
                                                                       ---------------------------------------------
                                                                                2002                    2001
                                                                       --------------------     --------------------

              Net loss as reported                                     $        (1,713,639)     $         (1,703,240)
              Pro forma net loss                                                (2,022,054)               (1,848,043)
              Basic loss per share as reported                                       (0.02)                     (0.1)
              Pro forma basic loss per share                                         (0.03)                     (0.1)

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        3.93% - 6.12%
                      Expected life                                                                      4-6 Years
                      Expected volatility                                                              2.18 - 2.89
                      Dividend yield                                                                           0.0

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at December 31, 2002.

                      Options outstanding at December 31, 2001                                           1,640,000
                      Options granted                                                                      370,000
                      Options forfeited                                                                 (1,990,000)
                                                                                                       -----------
                      Options outstanding at December 31, 2002                                              20,000
                                                                                                       ===========

                      Weighted average exercise price of non-employee
                      options outstanding at December 31, 2002                                  $             0.02
                                                                                                ==================



                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                   Outstanding        Remaining        Average      Exercisable at       Average
                 Exercise           December 31,     Contractual       Exercise      December 31,        Exercise
                  Price                2002            Life             Price           2002              Price
              -----------------   ---------------    ------------  ---------------  ----------------   ------------
              $            0.02            20,000            4.19  $          0.02             5,000   $       0.02


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

              As a result of applying SFAS No. 123, the Company had an expense of $9,631 and $187,190 during the years ended December 31, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              During the year ended December 31, 2002, the Company issued warrants to acquire 27,339,500 shares of common stock. These warrants were issued at exercise prices ranging from $0.01 to $0.03. The warrants were issued as follows: 7,500,000 attached to common stock issued for cash, and 19,839,500 related to services rendered. The following tables summarize the information regarding warrants outstanding at December 31, 2002. All the warrants are exercisable at December 31, 2002.

                               Warrants outstanding at December 31, 2001                                  9,975,167
                               Warrants granted                                                          27,339,500
                               Warrants expired                                                            (118,500)
                                                                                                     --------------
                               Warrants outstanding at December 31, 2002                                 37,196,167
                                                                                                     ==============
                   Weighted average exercise price of warrants
                                 outstanding at December 31, 2002                                      $       0.08
                                                                                                     ==============


                                                            Number of            Weighted
                                                            Warrants              Average              Weighted
                                                          Outstanding at         Remaining             Average
                                                            December 31,         Contractual           Exercise
                      Range of Exercise Prices               2002                 Life                 Price
                      ------------------------            --------------         ------------   ---------------------
                      $0.01 - $0.10                             36,089,500                1.06  $             0.02
                      $0.75                                         66,667                0.72  $             0.75
                      $2.00                                      1,040,000                0.30  $             2.00

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

              As a result of applying SFAS No. 123, the Company had an expense of $368,659 and $96,765 during the years ended December 31, 2002 and 2001, respectively. The expense is included in the general and administrative amount in the statement of operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the years ended December 31, 2002 and 2001 was $85,092 and $124,452, respectively.

              The Company also has operating leases on certain office equipment. Office equipment leases are generally for a term of 48 to 60 months. Lease expense was $2,368 and $6,277, respectively for the years ended December 31, 2002 and 2001.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

               Year Ending
              December 31,                                                                            Amount
              --------------                                                                    ------------
              2003                                                                              $     48,000
              2004                                                                                    51,000
              2005                                                                                    54,000
              2006 and thereafter                                                                          -
                                                                                                ------------

                   Total minimum lease payments                                                 $    153,000
                                                                                                ============

NOTE 7 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2002 of approximately $22,600,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

              The net loss for the years ended December 31, 2002 and 2001 was $1,713,639 and $1,703,240, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

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

              During 2002, the Company paid $55,589 in advances to a company with a common officer. The balance receivable at December 31, 2002 is $55,589. Subsequently, the Company received $44,231 as payments towards these advances.

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

              Financial information as of and for the year ended December 31, 2002 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------
              Cash                                        $          35,993  $            1,741  $            2,839
              Fixed assets, net                                     102,376               3,086               -
              Total assets                                          297,868              64,276              11,527
              Total liabilities                                   2,231,506              39,657             357,085
              External revenues                                      42,052             468,278             104,835
              Cost of goods sold                                      1,455             321,313              15,228
              Other income (expense)                                106,595               (571)           (148,543)
              Segment profit (loss) before tax effect           (1,499,208)            (15,883)           (198,548)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001

NOTE 10 -     BUSINESS COMBINATION (Continued)

              Based on SFAS No. 142 as described in Note 1, the Company has determined that the goodwill associated with the acquisition of RMSA will no longer be amortized. Furthermore, the Company has determined that there has been no impairment in goodwill since December 31, 2001.


NOTE 11 -     CAPITAL LEASES IN DEFAULT

              In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. (IBM). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company has recognized a loss on the repossession of $130,171. The balance of the lease payable at December 31, 2002 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossesssion. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

              Terms under the original lease agreement are as follows:

                     Payable in monthly principal and interest payments of
                     $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          419,007

                     Less amounts representing taxes and interest                                          (97,760)
                                                                                                 -----------------
                     Total capital leases                                                        $         321,247
                                                                                                 =================

              Depreciation expense of $33,957 associated with the equipment under capital lease was expensed during the year ended December 31, 2002.

ITEM 8: Changes in and Disabareements with Accountants on Accounting and Financial Disclosure.

     On February 14, 2002, the Company discontinued the relationship with HJ & Associates, LLC as its independent public accountants. The Company has engaged Chisholm & Associates as its new independent public accountants. The decision to change the Company's accounting firm from HJ is the affiliation of Neal A. Hansen, CPA with Chisholm & Associates in January, 2002. As an audit manager with HJ, Mr. Hansen was involved to a great degree in prior audits and resulting preparation of the Company's financial statements. The Company believes that continuing to work with Mr. Hansen and reliance upon Chisholm & Associates for future audit needs will provide both continuity and cost efficiency to the preparation of its financial statements. The Company filed a report with the Securities and Exchange Commission on Form 8-K on February 14, 2002 summarizing the change in its certifying accountant

                                    PART III

Item 9:     Directors, Officers, Promoters and Control Persons; Compliance with
            Section 16(a) of the Exchange Act.

     Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year. The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term. Thereafter, any director, whether elected or re- elected, will serve a three-year term. Each of the Company's eight directorships has been divided into one of these three classes, with one class containing two directorships and two classes containing three directorships. Kenneth I. Denos, age 35, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors. A short summary of Mr. Denos' business experience is below. His term of office will expire at the next annual shareholders meeting. No annual shareholders meeting is planned for the year 2003.

     Kenneth Denos, age 35, serves as the Company's Chief Executive Officer, General Counsel, Secretary, and has been a member of the Board of Directors since April, 1999. Mr. Denos also serves on the Board of Directors of Moore, Clayton & Co., Inc., an international strategic and advisory firm with offices in Los Angeles, Salt Lake City, New York City, London, and Wolfsburg, Germany. Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance. Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law. Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

Board of Directors Meetings and Committees

     Although various items were reviewed and approved by the Board of Directors during 2002, the Board held no meetings during the fiscal year ended December 31, 2002.

     The Company does not have Audit or Compensation Committees of the Board o Directors.

Compensation of Directors

     Although the Company anticipates compensating the members of the Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings. Directors may also be granted stock options under the Company's 2000 Stock Option Plan.

Item 10:  Executive Compensaiton

     The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2002, 2001, and 2000 of those persons who were the Company's Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

                                                                                      Long-Term
                                 Annual Compensation                                Compensation
                                 -------------------                                ------------

      Name and                                                                      Securities             All Other
      Principal            Year                Salary               Bonus            Underlying           Compensation
       Position                                                                        Options
-------------------     ------------     -------------------  ----------------     -----------------  --------------------
Kenneth Denos           2002             $       100,000 (1)  $              0              8,000,000 $                  0
CEO                     2001                     150,000 (2)                 0              2,000,000                    0
                        2000                     148,750 (3)                 0                650,000                    0


(1) Represents $100,000 in earned but unpaid salary during 2002.
(2) Represents $150,000 in earned but unpaid salary during 2001.
(3) Represents $64,375 in salary paid during 2000 and $86,250 in earned but unpaid salary during 2000.

Option Grants in Last Fiscal Year

                                                          Percentage of
                                  Number of               Total Options
                                 Securities                Granted to             Exercise
                                  Underlying                 Employees               Price              Expiration
Name                           Options Granted           in Fiscal Year           per Share               Date
--------------------------    ----------------           ----------------         ---------            ----------
Kenneth Denos                     8,000,000                  59.39%                 $0.01               03/31/07

-------------------------------------------------------------------------
Option Exercises in Last Fiscal Year and Year End Option Values

                                                                        Number of              Value of Unexercised
                                                                       Unexercised             In-the-Money Options
                                                                         Options              at December 31, 2002(1)
                                                                      at December 31,
                                                                           2002
                                 Shares
                                Acquired              Value            Exercisable/                Exercisable/
         Name                  On Exercise          Realized          Unexercisable                Unexercisable
---------------------          -----------          --------        -----------------             ---------------
Kenneth Denos                       0                   0               650,000/0                       0/0
Kenneth Denos                       0                   0           1,500,000/500,000                   0/0
Kenneth Denos                       0                   0               0/8,000,000                      0/0

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2002 of $0.01.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    (a) Security Ownership of Certain Beneficial Owners and Management.

SportsNuts, Inc.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.002 per share) as of March 1, 2003 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2001, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2002 as a group. As of such date, the Company had 98,271,086 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11585 South State Street, Suite 102, Draper, Utah 84020.

SPORTSNUTS, INC.                                                                   Common Stock
                                                                                   ------------
              Directors, Executive Officers,
                      5% Stockholders                                Number                 Percent of  Class(1)
              --------------------------------                     ----------               --------------------
Kenneth Denos(2)                                                   26,414,698                     21.72%
Prestbury Investment Holdings Limited(3)                           25,000,000                     25.44%
Gardner Management, Inc. Profit Sharing Plan and                   17,699,046                     17.07%
Trust(4)
Moore, Clayton & Co., Inc.(5)                                      19,598,031                     16.78%
Nicholas Brigstocke(6)                                             10,000,000                      9.68%
Buckley Barlow(7)                                                  17,666,667                     15.24%
Chris Chambers(8)                                                  10,000,000                      9.68%
                                                                   ----------                    -------
All directors and officers as a group                              26,414,698                     21.72%
(1 person)


(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 98,271,086 shares of Common Stock outstanding as of March 1, 2003, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Secretary, and Director of the Company. Includes 2,000,000 shares of Common Stock held directly by Mr. Denos and 4,816,667 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. ("MCC"), this number also includes 1,071,429 shares held directly by MCC, warrants held by MCC to acquire 5,000,000 shares of Common Stock that are currently exercisable or will become exercisable within 60 days and certain promissory notes held by MCC that are currently convertible into 13,526,602 shares of Common Stock Excludes 5,833,333 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are not currently exercisable and will not become exercisable within 60 days.

(3) Principal Shareholder of the Company. Includes 25,000,000 shares held directly by Prestbury Investment Holdings Limited.

(4) Principal Shareholder of the Company. Includes 12,273,895 shares of Common Stock held directly by Gardner Management, Inc. Profit Sharing Plan and Trust and 5,425,151 shares of Common Stock issuable upon the exercise of a Convertible Promissory Note held by the Trust.

(5) Principal Shareholder of the Company. Includes 1,071,429 shares held directly by MCC, 5,000,000 shares issuable from the exercise of warrants held by MCC and certain promissory notes held by MCC that are convertible into 13,526,602 shares of Common Stock.

(6) Principal Shareholder of the Company. Includes 5,000,000 shares of Common Stock held directly by Mr. Brigstocke and 5,000,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Brigstocke.

(7) Principal Shareholder of the Company. Includes 15,000,000 shares of Common Stock issuable upon the conversion of warrants held by Mr. Barlow and 2,666,667 shares of Common Stock issuable from the exercise of options held by Mr.Barlow that are currently exercisable or will become exercisable within 60 days.

(8) Principal Shareholder of the Company. Includes 5,000,000 shares of Common Stock held directly by Mr. Chambers and 5,000,000 shares of Common Stock issuable upon the exercise of warrants held by Mr. Chambers.

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

         The following table sets forth certain information regarding the beneficial ownership of SNC common stock (par value $0.001 per share) as of March 1, 2003, by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2001, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2001 as a group. As of such date, SNC had 15,900,742 shares of common stock outstanding, 73.47% of which was held by the Company. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11585 South State Street, Draper, Utah 84020.

SPORTSNUTS.COM, INC.                                                                Common Stock
                                                                                    --------------
                Directors, Executive Officers,
                       5% Stockholders                                   Number                 Percent of Class(1)
                --------------------------------                        --------                -------------------
Kenneth Denos(2)                                                        183,713                      1.16%
Prestbury Investment Holdings Limited(3)                                   -                           -
Gardner Management, Inc. Profit Sharing Plan and                           -                           -
Trust(4)
Moore, Clayton & Co., Inc.(5)                                              -                           -
Nicholas Brigstocke(6)                                                     -                           -
Buckley Barlow(7)                                                          -                           -
Chris Chambers(8)                                                          -                           -
                                                                        -------                      -----
All directors and officers as a group                                   183,713                      1.16%
(1 person)

** Less than one percent

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 15,900,742 shares of SNC common stock outstanding as of March 1, 2003, and shares of SNC common stock subject to options or warrants held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options or warrants. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options and warrants to obtain additional SNC securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of SNC common stock shown as beneficially owned by them, subject to applicable community property laws.

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

(5) Principal Shareholder of the Company.

(6) Principal Shareholder of the Company.

(7) Principal Shareholder of the Company.

(8) Principal Shareholder of the Company.


    (b) Related Stockholder Matters.

        (1)      Equity Compensation Plan Information

                                 Number of securities          Weighted-average          Number of securities remaining
                                   to be issued upon          exercise price of          available for future issuance
                                      exercise of            outstanding options,          under equity compensation
                                 outstanding options,        warrants and rights          plans (excluding securities
                                  warrants and rights                                       reflected in column (a))
                                ---------------------        --------------------        -------------------------------
Equity compensation
plans approved by                          0                          -                                0
security holders
Equity compensation
plans not approved by                      0                          -                                0
security holders
                        Total              0                          -                                0


Item 12: Certain Relationships and Related Transactions.

     Effective November 15, 2001, the Company converted interest of $122,680 as accrued on a promissory note issued by the Company and held by a principal shareholder of the Company into 12,268,000 shares of restricted Common Stock of the Company.


Item 13: Exhibits and Reports on Form 8-K

   (a) Documents Filed as a Part of this Report

       (1)      Financial Statements

       See "Item 7 - Financial Statements Required by Form 10-KSB."

       (2)      Financial Statement Schedules

          The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Chisholm & Associates the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

     Report of Chisholm & Associates, Independent Accountants, on Financial Statement Schedules.

       (3)      Exhibits

       See "Index to Exhibits."

   (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2002.


Item 14: Controls and Procedures.

     The Company has in place adequate controls and procedures to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified under the Securities and Exchange Commission's Rules and Forms.

INDEX TO EXHIBITS

    Number             Exhibits
    ------             --------

      3.1              Amended and Restated Certificate of Incorporation of
                          SportsNuts, Inc., a Delaware corporation.(1)
      3.2              Amended and Restated Bylaws of SportsNuts, Inc.,
                          a Delaware corporation.(2)
     10.1              Convertible Promissory Note and Security Agreement among
                          Gardner Management, Inc. Profit Sharing Plan and
                          Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000.(3)
     10.2              SportsNuts, Inc. 2000 Stock Option Plan. (4)
     21.1              Subsidiaries of the Registrant.(5)

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

                                         SPORTSNUTS, INC


Dated: March 28, 2003                    By:    /s/ Kenneth I. Denos
                                         ---------------------------------------
                                                Kenneth I. Denos
                                                Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                       Title                                             Date
     ----------                      ---------------------------------------           ------------------------
 /s/ Kenneth I. Denos                Chief Executive Officer and sole Director          March 28, 2003
                                     (Principal Executive Officer)
                                     (Principal Financial and Accounting
                                      Officer)