Form 10QSB
period 2003-03-31
SPORTSNUTS  INC
filed 2003-05-15
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended March 31, 2003
                                      or
           F [ ] Transition Report Pursuant to Section 13 or 15(d) of
                                 the Securities
                              Exchange Act of 1934

             For the transition period from ________ to ___________ Commission file number: 333-14477______ to ___________
                                ----------------
                                SPORTSNUTS, INC.
         --------------------------------------------------------------

        (Exact name of small business issuer as specified in its charter

     Delaware                                            87-0561426
     -----------------------------------                 ---------------------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                  Identification No.)

    11585 South State Street, Suite 102
    Draper, UT                                           84020
    -------------------------------------                ---------------------
  (Address of principal executive offices)               Zip Code


                              (801) 816-2500
                            -------------------------
                            Issuer's telephone number

                    The Towers at South Towne II, Suite 550
               10421 South 400 West, Salt Lake City, Utah 84095
--------------------------------------------------------------------------------
(Former name or former address and former fiscal year, if changed since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2003, the Company had outstanding 98,268,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2003.

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

Consolidated Statements of Stockholders' Equity (Deficit).................... 7

Consolidated Statements of Cash Flows........................................ 9

Notes to the Consolidated Financial Statements.............................. 10


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                               March 31,           December 31,
                                                                                2003               2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           58,624  $          40,573
   Accounts receivable, net (Note 1)                                                   34,696             13,216
   Advances due from Related Party (Note 8)                                            16,478             55,589
   Prepaid expenses                                                                    32,087              5,561
                                                                           ------------------  -----------------
     Total Current Assets                                                             141,885            114,939
                                                                           ------------------  -----------------
PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  513,247            513,247
   Computer software                                                                  776,809            761,809
   Furniture and office equipment                                                     193,819            193,819
   Less - accumulated depreciation                                                 (1,373,167)        (1,363,413)
                                                                           ------------------  -----------------
     Total Property and Equipment                                                     110,708            105,462
                                                                           ------------------  -----------------
OTHER ASSETS

   Goodwill, net (Note 10)                                                            153,270            153,270
                                                                           ------------------  -----------------
     Total Other Assets                                                               153,270            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          405,863  $         373,671
                                                                           ==================  =================


The accompanying notes are an integral part of these financial statements.
                                        4

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                March 31,           December 31,
                                                                                 2003               2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $          788,352  $         765,456
   Accrued expenses                                                                   929,456            862,879
   Capital leases, current portion (Note 11)                                          321,247            321,247
   Notes payable, current portion (Note 3)                                            110,000            110,000
   Notes payable, related parties (Note 2)                                            618,666            568,666
                                                                           ------------------  -----------------
     Total Current Liabilities                                                      2,767,721          2,628,248
                                                                           ------------------  -----------------
     TOTAL LIABILITIES                                                              2,767,721          2,628,248
                                                                           ------------------  -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 98,268,854 shares issued and
    outstanding, respectively                                                         196,538            196,538
   Additional paid-in capital                                                      20,167,450         20,163,380
   Accumulated deficit                                                            (22,726,202)       (22,614,851)
                                                                           ------------------  -----------------
     Total Stockholders' Equity (Deficit)                                          (2,361,858)        (2,254,577)
                                                                           ------------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          405,863  $         373,671
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.
                                        5

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                 For the Three Months Ended
                                                                                         March 31,
                                                                           -------------------------------------
                                                                                 2003              2002
                                                                           ------------------  -----------------
NET SALES                                                                  $           92,057  $          69,983

OPERATING EXPENSES
   Cost of Sales                                                                       13,452             19,612
   General and administrative                                                         103,934            497,621
   Selling and marketing                                                               57,989             89,619
   Research and development                                                            15,739             58,780
                                                                           ------------------  -----------------
     Total Operating Expenses                                                         191,114            665,632
                                                                           ------------------  -----------------
LOSS FROM OPERATIONS                                                                  (99,057)          (595,649)
                                                                           ------------------  -----------------
OTHER INCOME (EXPENSES)
   Interest expense                                                                   (27,179)           (34,911)
   Interest income                                                                         35                 69
   Other income                                                                        14,850             11,025
                                                                           ------------------  -----------------
     Total Other Income (Expenses)                                                    (12,294)           (23,817)
                                                                           ------------------  -----------------
LOSS BEFORE INCOME TAXES                                                             (111,351)          (619,466)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------
NET LOSS                                                                   $         (111,351) $        (619,466)
                                                                           ==================  =================

BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.01)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.01)
                                                                           ==================  =================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 98,268,854         51,862,187
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                            Preferred Stock                    Common Stock
                                         -----------------------       -----------------------------------
                                         Shares          Amount          Shares                   Amount
                                         ---------  -------------      --------------      ---------------

Balance, December 31, 2001                 178,000  $       356            46,668,854      $        93,338

Issuance of common stock for cash                -            -            40,550,000               81,100

Warrants/Options issued below market value       -            -                     -                    -

Shares issued for services                       -            -            11,050,000               22,100

Net loss for the year ended December 31,         -
2002                                             -            -                  -                       -
                                         ---------  -------------      --------------      ---------------
Balance, December 31, 2002                 178,000          356            98,268,854              196,538

Warrants/Options issued below market value
(unaudited)                                      -            -                     -                    -

Net loss for the three months ended
March 31, 2003 (unaudited)                       -            -                     -                    -
                                         ---------  -------------      --------------      ---------------
Balance, March 31, 2003 (unaudited)        178,000  $       356            98,268,854      $       196,538
                                         =========  =============      ==============      ===============

   The accompanying notes are an integral part of these financial statements.
                                       7

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                Additional
                                                                  Paid-In          Accumulated    Total Stockholders'
                                                                  Capital            Deficit        Equity (Deficit)
                                                            ----------------   ---------------    ------------------
Balance, December 31, 2001                                      $ 19,166,789   $  (20,901,212)       $  (1,640,729)

Issuance of common stock for cash                                    324,400                 -              405,500

Warrants/Options issued below market value                           380,791                 -              380,791

Shares issued for services                                           291,400                 -              313,500

Net loss for the year ended December 31, 2002                              -        (1,713,639)          (1,713,639)
                                                                ------------   ---------------       --------------
Balance, December 31, 2002                                        20,163,380       (22,614,851)          (2,254,577)
Warrants/Options issued below market value (unaudited)                 4,070                 -                4,070
Net loss for the three months ended March 31, 2003 (unaudited)             -          (111,351)            (111,351)
                                                                ------------   ---------------       --------------
Balance, March 31, 2003 (unaudited)                             $ 20,167,450   $   (22,726,202)      $   (2,361,858)
                                                                ============   ===============       ==============


   The accompanying notes are an integral part of these financial statements.
                                        8

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                   March 31,
                                                                                    -------------------------------------
                                                                                          2003                  2002
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $        (111,351)  $        (619,466)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                               9,754             119,171
     Warrants/Options issued below market value                                                 4,070             299,126

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (21,480)            (26,083)
     Advances due from related party                                                           39,111              -
     Other current assets                                                                     (26,526)            (30,564)
     Accounts payable and accrued expenses                                                     89,473             117,839
                                                                                    -----------------   -----------------
       Net Cash Used in Operating Activities                                                  (16,949)           (139,977)
                                                                                    -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (15,000)             -
                                                                                    -----------------   -----------------
       Net Cash Used in Investing Activities                                                  (15,000)             -
                                                                                    -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                                   50,000              24,167
   Proceeds from issuance of common stock                                                           -             109,000
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $          50,000   $         133,167
                                                                                    -----------------   -----------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          18,051   $          (6,810)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           40,573              84,859
                                                                                    -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          58,624   $          78,049
                                                                                    =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           2,169   $           2,028
   Income taxes                                                                     $          -        $          -

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

               Depreciation expense for the three months ended March 31, 2003 and 2002 was $9,754 and $119,171, respectively.

               e.      Accounts Receivable

               Accounts receivable are recorded net of the allowance for doubtful accounts of $34,069 as of March 31, 2003 and December 31, 2002.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               i.      Basic Loss Per Share

                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                         ---------------------------------------
                                                                                 2003                 2002
                                                                         ------------------    ------------------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $        (111,351)    $        (619,466)
                     Shares (denominator)                                       98,268,854            51,862,187
                     Per share amount                                    $           (0.00)    $           (0.01)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002



NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

               l.     Stock Options and Warrants

               As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
               (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB
               Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of March 31, 2003, there were 22,320,000 options outstanding which were granted to employees, 22,070,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                           March 31,               December 31,
                                                                               2003                   2002
                                                                         -----------------     ------------------
                                                                            (Unaudited)
              Note payable to a shareholder, secured by tangible
               and intangible assets of the Company,
               interest at 16%, principal and interest due
               April 1, 2000, past due.  Note is convertible into
               common stock of the Company at $.10 per share.            $         450,000     $         450,000

              Note payable to a related individual, secured
               by tangible assets of the Company, interest at 16%,
               principal and interest due May 4, 2000, past due.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                          20,000                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                      98,666                98,666

              Notes payable to a shareholder, unsecured,
               interest at 10%, due on demand.                                      50,000                -
                                                                         -----------------     -----------------
                     Total notes payable - related parties                         618,666               568,666

                     Less: current portion                                        (618,666)             (568,666)
                                                                         -----------------     -----------------

                     Long-term notes payable                             $               -    $                -
                                                                         =================    ==================


              Maturities of notes payable - related parties are as follows:

                       Year Ending
                         March 31,                                                                Amount
                       ---------------                                                         -----------------
                         2004                                                                  $         618,666
                                                                                               -----------------
                         Total                                                                 $         618,666
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                   March 31,         December 31,
                                                                                    2003                  2002
                                                                                 --------------     ---------------
                                                                                  (Unaudited)
              Note payable to an individual, secured by tangible
               assets of the Company, interest at 16%,
               principal and interest due May 1, 2000, past due.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                       $        20,000    $     20,000

              Note payable to an individual, unsecured,
               interest at 10%, principal and interest due
               June 26, 2000, past due.  Note is convertible into
               common stock of the Company at $1.00
               per share.                                                                 25,000          25,000

              Note payable to an individual, unsecured,
               interest at 18%, principal and interest due
               August 15, 2001, past due.  Note is convertible
               into common stock of the Company at $0.25
               per share.                                                                 50,000          50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                            15,000          15,000
                                                                                 ---------------     -----------
                     Total notes payable                                                 110,000         110,000

                     Less: current portion                                              (110,000)       (110,000)
                                                                                 ---------------     -----------
                     Long-term notes payable                                     $             -     $         -
                                                                                 ===============     ===========

              Maturities of notes payable are as follows:

                     Year Ending
                        March 31,                                                                    Amount
                     ------------                                                              -----------------
                         2004                                                                  $         110,000
                                                                                               -----------------
                        Total                                                                  $         110,000
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 4 -       COMMON AND PREFERRED STOCK TRANSACTIONS

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

NOTE 5 -       OPTIONS AND WARRANTS

               Employee Stock Options

               The following tables summarize the information regarding employee stock options at March 31, 2003:

                      Options outstanding at December 31, 2002                                          22,320,000
                      Options granted                                                                       -
                      Options forfeited                                                                     -
                                                                                                ------------------
                      Options outstanding at March 31, 2003                                             22,320,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at March 31, 2003                                             $             0.03
                                                                                                ==================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 5 -       OPTIONS AND WARRANTS (Continued)

               Employee Stock Options (Continued)

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise            March 31,      Contractual       Exercise         March 31,       Exercise
                   Prices               2003            Life             Price            2003             Price
              -----------------     -------------   -------------  ---------------  ----------------   ------------
              $            0.02        18,775,000            3.87  $          0.02         1,929,167   $       0.02
              $            0.03         2,575,000            3.05  $          0.03         1,202,500   $       0.03
              $            0.16           970,000            2.30  $          0.16           724,998   $       0.16

               The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $0 and $2,500 has been recognized for its stock option plan during the three months ended March 31, 2003 and 2002, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                           March 31,
                                                                        ---------------------------------------------
                                                                                 2003                         2002
                                                                        ---------------------    --------------------

               Net loss as reported                                     $        (111,351)       $         (628,482)
               Pro forma net loss                                                (111,351)                 (633,480)
               Basic loss per share as reported                                     (0.00)                    (0.01)
               Pro forma basic loss per share                                       (0.00)                    (0.01)


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

               Non-Employee Stock Options

               The  following   tables   summarize  the  information   regarding
               non-employee options outstanding at March 31, 2003.

                      Options outstanding at December 31, 2002                                              20,000
                      Options granted                                                                       -
                      Options forfeited                                                                     -
                                                                                                ------------------
                      Options outstanding at March 31, 2003                                                 20,000
                                                                                                ==================
                      Weighted average exercise price of non-employee
                      options outstanding at March 31, 2003                                     $             0.02
                                                                                                ==================

                             SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 5 -       OPTIONS AND WARRANTS (Continued)

               Non-Employee Stock Options (Continued)

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                    Outstanding       Remaining        Average      Exercisable at       Average
                 Exercise             March 31,      Contractual       Exercise          March 31,       Exercise
                   Price                2003            Life             Price           2003              Price
              -----------------     ------------     ------------  ---------------  ----------------   ------------
              $            0.02           20,000             3.95  $          0.02             5,000   $       0.02

               The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                               Risk free interest rate                                                 3.93% - 5.22%
                               Expected life                                                           1 - 60 Months
                               Expected volatility                                                       2.29 - 2.77
                               Dividend yield                                                                    0.0


               Warrants
               --------

               The following tables summarize the information regarding warrants outstanding at March 31, 2003. All the warrants are exercisable at March 31, 2003.

                               Warrants outstanding at December 31, 2002                                 37,196,167
                               Warrants granted                                                              -
                               Warrants expired                                                            (150,000)
                                                                                                   ----------------
                               Warrants outstanding at March 31, 2003                                    37,046,167
                                                                                                   ================
                               Weighted average exercise price of warrants
                                 outstanding at March 31, 2003                                     $           0.07
                                                                                                   ================

                                                            Number of             Weighted
                                                            Warrants              Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                             March 31,           Contractual          Exercise
                      Range of Exercise Prices               2003                   Life                Price
                      --------------------------          ----------------      --------------  ------------------
                      $0.01 - $0.10                             36,089,500                0.82  $             0.02
                      $0.75                                         66,667                0.48  $             0.75
                      $2.00                                      1,040,000                0.07  $             2.00

               The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 5 -       OPTIONS AND WARRANTS (Continued)

               Warrants (Continued)

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

               As a result of applying SFAS No. 123, the Company had an expense of $4,070 and $296,626 during the three months ended March 31, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.


NOTE 6 -       OPERATING LEASES

               The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the three months ended March 31, 2003 and 2002 was $11,918 and $21,093, respectively.

               Future  minimum  lease  payments,  by year and in the  aggregate,
               under  the  non-cancelable   operating  leases  with  initial  or
               remaining terms of one year or more are due as follows:

               Year Ending
               December 31,                                                                            Amount
               -------------                                                                    ------------------
               2003                                                                              $          48,000
               2004                                                                                         51,000
               2005                                                                                         54,000
               2006 and thereafter                                                                               -
                                                                                                ------------------
                   Total minimum lease payments                                                 $          153,000
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

               The net loss for the three months ended March 31, 2003 and 2002 was $111,351 and $619,466, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

NOTE 7 -       GOING CONCERN (Continued)

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


NOTE 8 -       RELATED PARTY TRANSACTIONS

               During  2002 and the first  quarter  of 2003,  the  Company  paid
               $64,430 in advances to a company with a common officer. The balance receivable at March 31, 2003 is $16,478.


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

               Financial information as of and for the three months ended March 31, 2003 with respect to the reportable segments is as follows:

                                                                                                      Information
                                                                 Online               Sports Event     Technology
                                                                Services              Management       Consulting
                                                          -----------------  ---------------------  ---------------

              Cash                                        $          23,240  $           35,177     $           207
              Fixed assets, net                                     107,837               2,871               -
              Total assets                                          327,037              64,191              14,635
              Total liabilities                                   2,380,612              30,612             356,497
              External revenues                                      17,525              56,630              17,902
              Cost of goods sold                                        881              10,673               1,898
              Other income (expense)                                (12,476)                182               -
              Segment profit (loss) before tax effect              (116,408)              5,361                (304)


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

NOTE 11 -      CAPITAL LEASES IN DEFAULT

               In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. ("IBM"). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company recognized a loss on the repossession of $130,171 during the year ended December 31, 2002. The balance of the lease payable at March 31, 2003 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossession. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

               Terms under the original lease agreement are as follows:

                     Payable in monthly principal and interest payments
                     of $7,351 for 60 months beginning June 30, 2001,
                     interest rate of 11.76%, secured by fixed assets                            $          419,007

                     Less amounts representing taxes and interest                                           (97,760)
                                                                                                 ------------------

                     Total capital leases                                                        $          321,247
                                                                                                 ==================

               Depreciation expense of $0 and $16,979 associated with the equipment under capital lease was expensed during the three months ended March 31, 2003 and 2002, respectively.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2003 and 2002.

     Revenues. The Company generated net revenues of $92,057 during the three months ended March 31, 2003, which represents a 32% increase compared to $69,983 in net revenues during the first quarter of 2002. This increase was primarily due to new and increased sponsorships for events which the Company currently manages as well as event assistance services provided to other events. Also contributing was the increase in sales of the Company's online services, sports event management and promotion revenues, and information technology consulting revenues. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

     Cost of Sales. Cost of sales for the three months ended March 31, 2003 were $13,452, a 31% decrease from $19,612 during the first quarter of 2002. This decrease is attributable to the Company's ability to negotiate lower costs of apparel, medals and other prizes given in the Company's events. Furthermore, increased sponsorships for the events do not have a corresponding cost of sales. Also contributing to the decrease was the elimination of external contract labor on information technology projects. Other expenses in this category are attributable to expenses incurred pursuant to the delivery of the Company's online registration services, sports event management and promotional services, and sales commissions paid in connection with technology consulting projects.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2003 were $103,934, a 79% decrease from $497,621 during the first quarter of 2002. This decrease was principally due to the recognition of $299,126 in expenses relating to issuances of warrants during the first quarter of 2002. The warrants were attached to a line of credit established by the Company for the development of future sports events. Without the expenses related to warrants, general and administrative expenses still would have decreased 48% compared to the first quarter of 2002. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $98,058 and $7,831, respectively, of general and administrative expenses during the first quarter of 2003, as compared to $127,145 and $19,137 during the first quarter of 2002.

     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2003 were $57,989, a 35% decrease from $89,619 during the first quarter of 2002. This decrease was primarily attributable to the major sales initiative which started in the first quarter of 2002. The Company anticipates that selling and marketing expenses in the future will increase as a sales channel to the amateur sports organizations throughout the United States is developed. The Company also continues to focus on the sales of its technology consulting services.

     Product Development. Product research and development expenditures were $15,739 for the three months ended March 31, 2003, as compared to $58,780 during the first quarter of 2002, a decrease of 73%. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $12,294 for the three months ended March 31, 2003 compared to net other expense of $23,817 during the first quarter of 2002, a decrease of 48%. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of March 31, 2003, the Company's primary source of liquidity consisted of $58,624 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2003 of $22,726,202 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2002 and the three months ended March 31, 2003 was $1,713,639 and $111,351, respectively. The Company anticipates a net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has made substantial progress in developing its business and revenue models and implemented a major sales initiative during the first quarter of 2002 which has carried into 2003. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

     Securities Eligible for Public Trading. Of the 98,271,086 shares of the Company's Common Stock outstanding at March 31, 2003, approximately 60,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

               None.

ITEM 2.        CHANGES IN SECURITIES

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Effective February 1, 2000, the Company sold and issued a promis-sory note secured by certain tangible and intangible assets of the Company ("Note") in exchange for $450,000 in cash proceeds. As of May 1, 2000, the Company is in default with respect to the Note. The Note and its accompanying Security Agreement have been filed as an exhibit to the Company's 1999 annual report on form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS

               Not Applicable.

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

               The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS


               Number                 Exhibits
               3.1                    Amended and Restated  Certificate  of
                                      Incorporation  of SportsNuts, Inc.(1)

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

               10.2                   SportsNuts,Inc. 2000 Stock Option Plan.(4)

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


                                     SPORTSNUTS, INC.



Date: May 12 2003                    By /s/ Kenneth I. Denos
                                     ----------------------------------
                                     Kenneth I. Denos
                                     Chief Financial Officer

Exhibit Index


               Number                 Exhibits
               3.1                    Amended and Restated  Certificate  of
                                      Incorporation  of SportsNuts, Inc.(1)

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

               10.2                   SportsNuts,Inc. 2000 Stock Option Plan.(4)

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