Form 10QSB/A
period 2003-03-31
SPORTSNUTS  INC
filed 2003-05-29
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

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

               10.2                   SportsNuts,Inc. 2000 Stock Option Plan.(4)

               21.1                   Subsidiaries of the Registrant.(5)

               99.1 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I.
                                      Denos pursuant to Section 302 of the
                                      Sarbanes-Oxley Act of 2002

               99.2 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I.
                                      Denos pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002

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

               10.2                   SportsNuts,Inc. 2000 Stock Option Plan.(4)

               21.1                   Subsidiaries of the Registrant.(5)

               99.1 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I.
                                      Denos pursuant to Section 302 of the
                                      Sarbanes-Oxley Act of 2002

               99.2 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I.
                                      Denos pursuant to Section 906 of the
                                      Sarbanes-Oxley Act of 2002

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