Form 10KSB/A
period 2002-12-31
SPORTSNUTS  INC
filed 2003-06-12
CIK 1024920

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

INDEX TO EXHIBITS

    Number             Exhibits
    ------             --------

      3.1              Amended and Restated Certificate of Incorporation of
                          SportsNuts, Inc., a Delaware corporation.(1)
      3.2              Amended and Restated Bylaws of SportsNuts, Inc.,
                          a Delaware corporation.(2)
     10.1              Convertible Promissory Note and Security Agreement among
                          Gardner Management, Inc. Profit Sharing Plan and
                          Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000.(3)
     10.2              SportsNuts, Inc. 2000 Stock Option Plan. (4)
     21.1              Subsidiaries of the Registrant.(5)
     99.1              Certification by Chief Executive Officer and Chief
                       Financial Officer, Kenneth I. Denos pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
     99.2              Certification by Chief Executive Officer and Chief
                       Financial Officer, Kenneth I. Denos pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

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