Form 10QSB
period 2003-06-30
SPORTSNUTS  INC
filed 2003-08-14
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

             For the transition period from ________ to ___________
                        Commission file number: 333-14477
                                    ---------

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                87-0561426
--------------------                                         -----------
(State or other jurisdiction of                              IRS Employer
 incorporation or organization)                              Identification No.)

11585 South State Street, Suite 102
Draper, Utah                                                 84020
----------------------------------------------               -------------
(Address of principal executive offices)                     Zip Code

                                (801) 816-2500 )
                           --------------------------
                          Issuer's telephone number )

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2003, the Company had outstanding 98,268,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2003.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB


                                    CONTENTS

Consolidated Balance Sheets................................................... 4

Consolidated Statements of Operations......................................... 6

Consolidated Statements of Stockholders' Equity (Deficit)..................... 8

Consolidated Statements of Cash Flows.........................................10

Notes to the Consolidated Financial Statements............................... 12

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                               June 30,            December 31,
                                                                                2003               2002
                                                                           ------------------  -----------------
                                                                             (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $          129,208  $          40,573
   Accounts receivable, net (Note 1)                                                   11,143             13,216
   Advances due from Related Party (Note 8)                                            37,195             55,589
   Prepaid expenses                                                                    12,221              5,561
                                                                           ------------------  -----------------

     Total Current Assets                                                             189,767            114,939
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  513,247            513,247
   Computer software                                                                  786,809            761,809
   Furniture and office equipment                                                     196,719            193,819
   Less - accumulated depreciation                                                 (1,384,311)        (1,363,413)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     112,464            105,462
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 10)                                                            153,270            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               153,270            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          455,501  $         373,671
                                                                           ==================  =================



   The accompanying notes are an integral part of these financial statements.
                                        4

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,         December 31,
                                                                                 2003               2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                        $          781,427  $         765,456
   Accrued expenses                                                                 1,061,345            862,879
   Capital leases, current portion (Note 11)                                          321,247            321,247
   Notes payable, current portion (Note 3)                                            110,000            110,000
   Notes payable, related parties (Note 2)                                            613,666            568,666
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,887,685          2,628,248
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              2,887,685          2,628,248
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 98,268,854 shares issued and
    outstanding, respectively                                                         196,538            196,538
   Additional paid-in capital                                                      20,171,520         20,163,380
   Accumulated deficit                                                            (22,800,598)       (22,614,851)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,432,184)        (2,254,577)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          455,501  $         373,671
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.
                                        5

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                            June 30,
                                                                           -------------------------------------
                                                                                 2003              2002
                                                                           ------------------  -----------------
NET SALES                                                                  $          284,061  $         352,157
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      187,711            186,746
   General and administrative                                                          91,048            532,142
   Selling and marketing                                                               52,330             90,880
   Research and development                                                            12,839             58,560
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         343,928            868,328
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                  (59,867)          (516,171)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (30,464)           (36,750)
   Interest income                                                                         45                121
   Other income                                                                        15,890             12,143
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (14,529)           (24,486)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                              (74,396)          (540,657)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $          (74,396) $        (540,657)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.01)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.01)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 98,268,854         68,429,294
                                                                           ==================  =================


   The accompanying notes are an integral part of these financial statements.
                                        6

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                           June 30,
                                                                           -------------------------------------
                                                                                 2003              2002
                                                                           ------------------  -----------------
NET SALES                                                                  $          381,118  $         422,141
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      206,262            206,359
   General and administrative                                                         194,883          1,030,174
   Selling and marketing                                                              110,319            180,088
   Research and development                                                            28,579            117,341
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         540,043          1,533,962
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (158,925)        (1,111,821)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (57,643)           (71,661)
   Interest income                                                                         81                191
   Other income                                                                        30,740             23,168
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (26,822)           (48,302)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (185,747)        (1,160,123)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (185,747) $      (1,160,123)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.02)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.02)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 98,268,854         60,834,953
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.
                                        7

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Preferred Stock                    Common Stock
                                               -------------------------         --------------------------------
                                                Shares         Amount             Shares                Amount
                                               ----------  -------------         -----------      ---------------
Balance, December 31, 2001                        178,000 $        356            46,668,854      $        93,338

Issuance of common stock for cash                       -            -            40,550,000               81,100

Warrants/Options issued below market value              -            -                     -                    -

Shares issued for services                              -            -            11,050,000               22,100

Net loss for the year ended December 31,2002            -            -                     -                    -
                                               ---------- ------------           ------------     ---------------
Balance, December 31, 2002                        178,000          356            98,268,854              196,538

Warrants/Options issued below market value
(unaudited)                                             -            -                     -                    -

Net loss for the six months ended June 30,
2003 (unaudited)                                        -            -                     -                    -
                                              ----------- ------------           ------------     ---------------

Balance, June 30, 2003 (unaudited)                178,000 $        356            98,268,854        $     196,538
                                                ========= ============      ================        =============


   The accompanying notes are an integral part of these financial statements.
                                        8

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                             Additional
                                                               Paid-In          Accumulated    Total Stockholders'
                                                               Capital            Deficit        Equity (Deficit)
                                                          ------------------   ---------------  ------------------
Balance, December 31, 2001                                      $ 19,166,789   $   (20,901,212)       $  (1,640,729)

Issuance of common stock for cash                                    324,400                 -              405,500

Warrants/Options issued below market value                           380,791                 -              380,791

Shares issued for services                                           291,400                 -              313,500

Net loss for the year ended December 31, 2002                              -        (1,713,639)          (1,713,639)
                                                           -----------------   ----------------     ---------------
Balance, December 31, 2002                                        20,163,380      ( 22,614,851)          (2,254,577)
Warrants/Options issued below market value (unaudited)                 8,140                 -                8,140
Net loss for the six months ended June 30, 2003 (unaudited)                -          (185,747)           (185,747)

                                                           ------------------  ----------------     ---------------
Balance, June 30, 2003 (unaudited)                              $ 20,171,520   $   (22,800,598)     $    (2,432,184)
                                                                ============   ===============      ===============








   The accompanying notes are an integral part of these financial statements.
                                        9

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        For the Six Months Ended
                                                                                                 June 30,
                                                                                    -------------------------------------
                                                                                          2003                  2002
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $        (185,747)  $      (1,160,123)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                              20,898             221,863
     Warrants/Options issued below market value                                                 8,140             308,758
     Common stock issued for services                                                           -                 306,000

   Changes in operating assets and liabilities:
     Accounts receivable                                                                        2,073             (77,913)
     Advances due from related party                                                           18,394              -
     Other current assets                                                                      (6,660)             (1,260)
     Accounts payable and accrued expenses                                                    214,437             188,720
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) in Operating Activities                                        71,535            (213,955)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (27,900)             -
                                                                                    -----------------   -----------------

       Net Cash Used in Investing Activities                                                  (27,900)             -
                                                                                    -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     -                   30,000
   Proceeds from issuance of notes payable - related parties                                   50,000              73,416
   Principal payments of notes payable - related parties                                       (5,000)             -
   Proceeds from issuance of common stock                                                      -                  124,000
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $          45,000   $         227,416
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          88,635   $          13,461

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           40,573              84,859
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $         129,208   $          98,320
                                                                                    =================   =================

   The accompanying notes are an integral part of these financial statements.
                                       10

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                          For the Six Months Ended
                                                                                                   June 30,
                                                                                    -------------------------------------
                                                                                        2003                 2002
                                                                                    -----------------   -----------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           4,596   $           5,232
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $          -        $         306,000

   The accompanying notes are an integral part of these financial statements.
                                       11

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the six months ended June 30, 2003 and 2002 was $20,898 and $221,863, respectively.

              e.      Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $33,432 and $34,069 as of June 30, 2003 and December 31, 2002, respectively.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.      Basic Loss Per Share

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                         -------------------------------------------------
                                                                                    2003                      2002
                                                                         ------------------------   ----------------------

              Basic loss per share from continuing operations:
                     Loss (numerator)                                    $        (185,747)         $       (1,160,123)
                     Shares (denominator)                                       98,268,854                  60,834,953
                     Per share amount                                    $           (0.00)         $           ( 0.02)


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.     Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of June 30, 2003, there were 22,510,000 options outstanding which were granted to employees, 22,260,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                         June 30,                December 31,
                                                                                           2003                      2002
                                                                                      -----------------    --------------------
                                                                                        (Unaudited)

              Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into
               common stock of the Company at $.10 per share.                        $         450,000     $         450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                                      20,000                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                  98,666                98,666

              Notes payable to a shareholder, unsecured,
               interest at 10%, due on demand.                                                  45,000                  -
                                                                                     -----------------     -----------------

                     Total notes payable - related parties                                     613,666               568,666

                     Less: current portion                                                    (613,666)             (568,666)
                                                                                     -----------------     -----------------

                     Long-term notes payable                                         $              -      $          -
                                                                                     =================     =================

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                          June 30,                                                                 Amount
                       -----------                                                             -----------------
                         2004                                                                  $         613,666
                                                                                               -----------------

                         Total                                                                 $         613,666
                                                                                               =================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                       June 30,             December 31,
                                                                                         2003                  2002
                                                                                  -------------------   -----------------
                                                                                      (Unaudited)
              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                         $          20,000    $         20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000, past due. Note is convertible into common stock of the Company at $1.00
               per share.                                                                     25,000              25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001, past due. Note is convertible into common stock of the Company at $0.25
               per share.                                                                     50,000              50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                                15,000              15,000
                                                                                   -----------------     ---------------

                     Total notes payable                                                     110,000             110,000

                     Less: current portion                                                  (110,000)           (110,000)
                                                                                   -----------------     ---------------

                     Long-term notes payable                                       $             -       $           -
                                                                                   =================     ===============



              Maturities of notes payable are as follows:

                     Year Ending
                        June 30,                                                                     Amount
                     -----------                                                               -----------------
                         2004                                                                  $         110,000
                                                                                               -----------------

                        Total                                                                  $         110,000
                                                                                               =================


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options
              ----------------------

              The following tables summarize the information regarding employee stock options at June 30, 2003:

                      Options outstanding at December 31, 2002                                          22,320,000
                      Options granted                                                                    1,850,000
                      Options cancelled                                                                 (1,650,000)
                      Options forfeited                                                                    (10,000)
                                                                                                -------------------
                      Options outstanding at June 30, 2003                                              22,510,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at June 30, 2003                                              $             0.02
                                                                                                ==================


                                     Number of         Weighted                        Number of
                                     Options           Average         Weighted         Options         Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise           June 30,        Contractual       Exercise        June 30,         Exercise
                    Prices             2003             Life             Price            2003             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $           0.005         1,850,000            4.68  $         0.005           462,500   $      0.005
              $           0.020        18,775,000            3.63  $         0.020         1,929,167   $      0.020
              $           0.030         1,575,000            2.85  $         0.030         1,112,083   $      0.030
              $           0.160           310,000            2.05  $         0.160           218,332   $      0.160

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $0 and $2,500 has been recognized for its stock option plan during the six months ended June 30, 2003 and 2002, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No.
              123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                        June 30,
                                                                       ----------------------------------------------
                                                                                2003                    2002
                                                                       ----------------------   ---------------------
              Net loss as reported                                     $        (185,747)       $         (1,160,123)
              Pro forma net loss                                                (191,268)                 (1,468,538)
              Basic loss per share as reported                                     (0.00)                      (0.02)
              Pro forma basic loss per share                                       (0.00)                      (0.02)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        2.78% - 6.12%
                      Expected life                                                                      4-6 Years
                      Expected volatility                                                              2.18 - 2.89
                      Dividend yield                                                                           0.0


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at June 30, 2003.

                      Options outstanding at December 31, 2002                                              20,000
                      Options granted                                                                       -
                      Options forfeited                                                                     -
                                                                                                ------------------
                      Options outstanding at June 30, 2003                                                  20,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at June 30, 2003                                      $             0.02
                                                                                                ==================


                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                    Outstanding       Remaining        Average      Exercisable at       Average
                 Exercise            June 30,        Contractual       Exercise           June 30,       Exercise
                        Price         2003            Life             Price           2003              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02            20,000            3.70  $          0.02            10,000   $       0.02

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                               Risk free interest rate                                                        4.84%
                               Expected life                                                              60 Months
                               Expected volatility                                                             2.74
                               Dividend yield                                                                   0.0

              As a result of applying SFAS No. 123, the Company had an expense of $0 and $9,631 during the six months ended June 30, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.

              Warrants

              The following tables summarize the information regarding warrants outstanding at June 30, 2003. All the warrants are exercisable at June 30, 2003.

                               Warrants outstanding at December 31, 2002                                 37,196,167
                               Warrants granted                                                              -
                               Warrants expired                                                         (1,040,000)
                                                                                                    ---------------
                               Warrants outstanding at June 30, 2003                                     36,156,167
                                                                                                    ===============

                   Weighted average exercise price of warrants
                                 outstanding at June 30, 2003                                      $           0.02
                                                                                                   ================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                                            Number of             Weighted
                                                            Warrants              Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                            June 30,            Contractual          Exercise
                      Range of Exercise Prices               2003                Life                Price
                      ------------------------          ------------------  ------------------  ------------------
                      $0.01 - $0.10                             36,089,500                0.57  $             0.02
                      $0.75                                         66,667                0.23  $             0.75

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

              As a result of applying SFAS No. 123, the Company had an expense of $8,140 and $296,626 during the six months ended June 30, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.


NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the six months ended June 30, 2003 and 2002 was $24,236 and $45,380, respectively.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows

               Year Ending
              December 31,                                                                            Amount
              ------------                                                                      ------------------
              2003                                                                              $           48,000
              2004                                                                                          51,000
              2005                                                                                          54,000
              2006 and thereafter                                                                               -
                                                                                                ------------------

                   Total minimum lease payments                                                 $          153,000
                                                                                                ===================

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

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

              The net loss for the six months ended June 30, 2003 and 2002 was $185,747 and $1,160,123, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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


NOTE 8 -      RELATED PARTY TRANSACTIONS

              During 2002 and the first six months of 2003, the Company paid $121,095 in advances to a company with a common officer. The balance receivable at June 30, 2003 is $37,195.


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 9 - SEGMENT REPORTING (Continued)

              Financial information as of and for the six months ended June 30, 2003 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------
              Cash                                        $          78,870  $           41,236  $            9,102
              Fixed assets, net                                     107,052               5,412               -
              Total assets                                          404,807              33,618              17,076
              Total liabilities                                   2,497,238              34,011             356,436
              External revenues                                      22,111             290,283              68,724
              Cost of goods sold                                      1,187             188,754              16,321
              Other income (expense)                               (26,610)               (212)               -
              Segment profit (loss) before tax effect             (177,731)            (32,212)              24,196

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

NOTE 11 -     CAPITAL LEASES IN DEFAULT

              In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. ("IBM"). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company recognized a loss on the repossession of $130,171 during the year ended December 31, 2002. The balance of the lease payable at June 30, 2003 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossession. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

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
                                                                                                 ==================

              Depreciation expense of $0 and $33,957 associated with the equipment under capital lease was expensed during the six months ended June 30, 2003 and 2002, respectively.

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

Overview
--------

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

Results of Operations
---------------------

         Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2003 and 2002.

         Revenues. The Company generated net revenues of $284,061 during the three months ended June 30, 2003, a 19% decrease compared to $352,157 in net revenues during the second quarter of 2002. For the six months ended June 30, 2003, net revenues were 381,118, a 10% decrease compared to $422,141 in net revenues during the first six months of 2002. This decrease was primarily due to the timing of some large event sponsorship revenues which were received during the second quarter of 2002 but were not received in 2003 until after June 30. These revenues will be included in the third quarter financial statements for 2003. Along with event administration, other sources of revenue were the sales of the Company's online services and information technology consulting. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

         Cost of Sales. Cost of sales for the three months ended June 30, 2003 were $187,711, a 0.5% increase from $186,746 during the second quarter of 2002. For the six months ended June 30, 2003, cost of sales were $206,262, a 0.05% decrease compared to $206,359 during the first six months 2002. Other than the sponsorship revenues discussed above, the revenues generated during the first six months of 2003 were relatively the same as in the prior year. As there are very little cost of sales related to sponsorship revenues, there is only a small fluctuation in the cost of sales from the previous year. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services and sales commissions paid in connection with technology consulting projects.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2003 were $91,048, a 83% decrease from $532,142 during the second quarter of 2002. General and administrative expenses for the six months ended June 30, 2003 were $194,883, a 81% decrease from $1,030,174 during the six months ended June 30, 2002. This decrease was principally due to the recognition of $308,758 in expenses relating to issuances of warrants during the first half of 2002. The warrants were attached to common stock issued for cash. Without the expenses related to warrants, general and administrative expenses for the six month period ended June 30, 2003 would still have been 73% lower than the first half of 2002. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy- related expense. Payroll expense and professional fees accounted for approximately $80,493 and $16,825, respectively, of general and administrative expenses during the second quarter of 2003, as compared to $124,712 and $334,023 during the second quarter of 2002. For the six months ended June 30, 2003 payroll expense and professional fees totaled approximately $178,551 and $39,673, respectively, of general and administrative expenses as compared to $252,776 and $353,159 during the first six months of 2002. The decrease is mainly due to the trimming of payroll related positions in the Company as well as cutting professional fees to a minimum.

         Selling and Marketing Expenses. Selling and marketing expenses for the three months ended June 30, 2003 were $52,330, a 42% decrease from $90,880 during the second quarter of 2002. For the six months ended June 30, 2003, selling and marketing expenses were $110,319, a 39% decrease from $180,088 during the six month period ended June 30, 2002. This decrease was primarily attributable to costs associated with a major sales initiative which started in 2002. These same costs were not incurred in 2003. The Company anticipates that selling and marketing expenses in the future will increase as the

Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

         Product Development. Product research and development expenditures were $12,839 for the three months ended June 30, 2003, as compared to $58,560 during the second quarter of 2002, a decrease of 78%. For the six months ended June 30, 2003, product development expenses were $28,579, a 76% decrease from $117,341 for the six months ended June 30, 2002. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other expense of $26,822 for the six months ended June 30, 2003 compared to net other expense of $48,302 during the first half of 2002. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2003, the Company's primary source of liquidity consisted of $129,208 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2003 of $22,800,598 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2002 and the six months ended June 30, 2003 was $1,713,639 and $185,747, respectively. The Company anticipates a net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

         The Company has made substantial progress in developing efficiencies in its business and revenue models during 2003. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. The Company will likely require considerable amounts of financing to make continued advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements
--------------------------

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

         Default in Capital Computer Lease. The Company's wholly-owned subsidiary, Sports Management Partners, Inc. ("SMP"), a wholly-owned subsidiary of the Company, is presently in default with respect to a capital computer lease with IBM Credit Corp. signed on May 31, 2001. The lease concerns various computer hardware components leased by SMP in connection with efforts to provide hardware management solutions to sports organizations but does not include hardware used by the Company with respect to its Internet technology solutions or the Company's Local Area Network. The equipment was repossessed by IBM in June, 2002, but no settlement has been reached to date.

         Dependence on Key Personnel. The Company's success depends, in large part, upon the talents and skills of its management and key personnel. Kenneth Denos, the Chief Executive Officer of the Company, has deferred his entire salary since the second quarter of 2000, and has since provided legal and consulting services to various of his clientele to supplement his income. As a result, Mr. Denos has not been able to devote his full time and attention to the activities of the Company and will be unable to do so until the Company is able to pay him a full salary on a regular basis. In addition, to the extent that any of the Company's key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found. The competition for qualified personnel in the computer software and programming markets is intense, and there are limited numbers of such qualified personnel in the metropolitan Salt Lake City area. There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

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

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2003, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

         No Active Market. Although the Company's shares are publicly traded, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company's shares and no analysts or market makers actively follow the Company.

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

         Securities Eligible for Public Trading. Of the 98,268,854 shares of the Company's Common Stock outstanding at June 30, 2003, approximately 70,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

               21.1        Subsidiaries of the Registrant.(5)

               99.1 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I. Denos, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I. Denos, pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


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

                           SPORTSNUTS, INC.

Date: August 13 2003       By /s/ Kenneth I. Denos
                              -----------------------------------------
                             Kenneth I. Denos, Chief Financial Officer

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

               21.1        Subsidiaries of the Registrant.(5)

               99.1 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I. Denos, pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I. Denos, pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


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