Form 10QSB
period 2003-09-30
SPORTSNUTS  INC
filed 2003-11-14
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003
                                       or
           [ ] Transition Report Pursuant to Section 13 or 15(d) of
           the Securities Exchange Act of 1934

             For the transition period from ________ to ___________ Commission file number: 333-14477
                                     --------

                                SPORTSNUTS, INC.
       (Exact name of small business issuer as specified in its charter)

    Delaware                                       87-0561426
  -----------------------------------              ------------------
  (State or other jurisdiction of                 (IRS Employer
   incorporation or organization)                 Identification No.)

  11585 South State Street, Suite 102
  Draper, Utah                                            84020
  -----------------------------------             --------------------
    (Address of principal executive offices)            (Zip Code)


                                 (801) 816-2500
                           --------------------------
                          (Issuer's telephone number)

------------------------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2003, the Company had outstanding 98,268,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2003.






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

Consolidated Statements of Stockholders' Equity (Deficit).................... 8

Consolidated Statements of Cash Flows....................................... 10

Notes to the Consolidated Financial Statements.............................. 12

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                          Consolidated Balance Sheets


                                     ASSETS

                                                                              September 30,        December 31,
                                                                                2003               2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           19,960  $          40,573
   Accounts receivable, net (Note 1)                                                   34,412             13,216
   Advances due from Related Party (Note 8)                                             7,195             55,589
   Prepaid expenses                                                                     6,600              5,561
                                                                           ------------------  -----------------

     Total Current Assets                                                              68,167            114,939
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  516,869            513,247
   Computer software                                                                  788,309            761,809
   Furniture and office equipment                                                     196,719            193,819
   Less - accumulated depreciation                                                 (1,395,697)        (1,363,413)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                     106,200            105,462
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 10)                                                            153,270            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               153,270            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          327,637  $         373,671
                                                                           ==================  =================



The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                    Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              September 30,     December 31,
                                                                                 2003               2002
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                                        $          765,003  $         765,456
   Accrued expenses                                                                 1,056,676            862,879
   Deferred revenue                                                                     7,500              -
   Capital leases, current portion (Note 11)                                          321,247            321,247
   Notes payable, current portion (Note 3)                                            110,000            110,000
   Notes payable, related parties (Note 2)                                            568,666            568,666
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      2,829,092          2,628,248
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              2,829,092          2,628,248
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.002 par value; 20,000,000 shares
    authorized, 178,000 shares issued and outstanding                                     356                356
   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 98,268,854 shares issued and
    outstanding, respectively                                                         196,538            196,538
   Additional paid-in capital                                                      20,175,590         20,163,380
   Accumulated deficit                                                            (22,873,939)       (22,614,851)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,501,455)        (2,254,577)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          327,637  $         373,671
                                                                           ==================  =================


The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                     September 30,
                                                                                 2003              2002
                                                                           ------------------  -----------------

NET SALES                                                                  $          191,910  $          98,066
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      121,419             53,936
   General and administrative                                                          86,440            194,078
   Selling and marketing                                                               38,799             87,916
   Research and development                                                            14,763             40,177
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         261,421            376,107
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                  (69,511)          (278,041)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (27,555)           (27,340)
   Interest income                                                                         33                305
   Gain on settlement of debt (Note 1)                                                  9,744              6,774
   Other income                                                                        13,950             12,115
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     (3,828)            (8,146)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                              (73,339)          (286,187)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $          (73,339) $        (286,187)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.00)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.00)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 98,268,854         80,238,419
                                                                           ==================  =================

The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                 2003              2002
                                                                           ------------------  -----------------
NET SALES                                                                  $          573,030  $         520,207
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      327,681            260,295
   General and administrative                                                         281,327          1,201,615
   Selling and marketing                                                              149,118            289,814
   Research and development                                                            43,342            158,345
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         801,468          1,910,069
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (228,438)        (1,389,862)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (85,198)           (99,001)
   Interest income                                                                        114                496
   Gain on settlement of debt (Note 1)                                                  9,744              6,774
   Other income                                                                        44,690             35,283
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (30,650)           (56,448)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (259,088)        (1,446,310)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (259,088) $      (1,446,310)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.02)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.02)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 98,268,854         66,984,971
                                                                           ==================  =================


The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                     Preferred Stock            Common Stock
                                                               ------------------------  ---------------------------
                                                                Shares            Amount  Shares               Amount
                                                               ------------------------  ---------------------------
Balance, December 31, 2001                                      178,000        $     356  46,668,854     $     93,338

Issuance of common stock for cash                                     -                -  40,550,000           81,100

Warrants/Options issued below market value                            -                -           -                -

Shares issued for services                                            -                -  11,050,000           22,100

Net loss for the year ended December 31, 2002                         -                -           -                -
                                                               --------        ---------  ----------     ------------
                                                                178,000              356  98,268,854          196,538

Warrants/Options issued below market value (unaudited)                -                -           -                -

Net loss for the nine months ended September 30,
2003 (unaudited)                                                      -                -           -                -
                                                               --------        ---------  ----------     ------------

Balance, September 30, 2003 (unaudited)                         178,000        $     356  98,268,854     $    196,538
                                                               ========        =========  ==========     ============

The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                         Additional
                                                         Paid-In             Accumulated       Total Stockholders'
                                                         Capital             Deficit           Equity (Deficit)
                                                         ------------        -------------     -------------------
Balance, December 31, 2001                               $19,166,789         $ (20,901,212)    $      (1,640,729)

Issuance of common stock for cash                            324,400                     -               405,500

Warrants/Options issued below market value                   380,791                     -               380,791

Shares issue for services                                    291,400                     -               313,500

Net loss for the year ended December 31, 2002                      -           ( 1,713,639)           (1,713,639)
                                                        ------------         -------------     ------------------

Balance, December 31, 2002(unaudited)                    20,163,380            (22,614,851)          (2,254,577)


Warrants/Options issued below market value (unaudited)       12,210                      -               12,210

Net loss for the nine months ended September 30,
2003 (unaudited)                                                  -             (  259,088)            (259,088)
                                                       ------------          -------------     ----------------

Balance, September 30, 2003 (unaudited)                $ 20,175,590          $ (22,873,939)    $     (2,501,455)
                                                       ============          =============     ================













The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        For the Nine Months Ended
                                                                                               September 30,
                                                                                          2003               2002
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $        (259,088)  $      (1,446,310)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                              32,284             282,297
     Warrants/Options issued below market value                                                12,210             308,758
     Common stock issued for services                                                           -                 306,000
     Gain on settlement of debt                                                                (9,711)             (6,774)

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (21,196)            (21,401)
     Advances due from related party                                                           48,394              -
     Other current assets                                                                      (1,039)                895
     Accounts payable and accrued expenses                                                    210,555             206,601
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) in Operating Activities                                        12,409            (369,934)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (33,022)            (30,000)
                                                                                    -----------------   ------------------

       Net Cash Used in Investing Activities                                                  (33,022)            (30,000)
                                                                                    -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     -                   25,000
   Proceeds from issuance of notes payable - related parties                                   50,000              81,666
   Principal payments of notes payable - related parties                                      (50,000)             -
   Proceeds from issuance of common stock                                                      -                  374,000
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $          -        $         480,666
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $         (20,613)  $          80,732

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           40,573              84,859
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          19,960   $         165,591
                                                                                    =================   =================



The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                                September 30,
                                                                                          2003               2002
                                                                                    -----------------   -----------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           9,889   $           6,912
   Income taxes                                                                     $               -   $               -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $               -   $         306,000
























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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the nine months ended September 30, 2003 and 2002 was $32,284 and $282,297, respectively.

              e.      Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $33,432 and $34,069 as of September 30, 2003 and December 31, 2002, respectively.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements



NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.      Basic Loss Per Share

                                                                                     For the Nine Months Ended
                                                                                          September 30,
                                                                         -------------------------------------------------
                                                                                    2003                      2002
                                                                         ------------------------   ----------------------

              Basic loss per share from continuing operations:
                     Loss (numerator)                                    $        (259,088)         $      (1,446,310)
                     Shares (denominator)                                       98,268,854                 66,984,971
                     Per share amount                                    $           (0.00)         $           (0.02)


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements



NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.     Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of September 30, 2003, there were 22,510,000 options outstanding which were granted to employees, 22,260,000 of which were granted at exercise prices equal to or above the market price on the grant date. 250,000 options were granted at an exercise price of $0.01 below the market price on the grant date.

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                          September 30,          December 31,
                                                                                          2003                      2002
                                                                                       -----------------      ------------------
                                                                                          (Unaudited)
              Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into
               common stock of the Company at $.10 per share.                          $         450,000      $         450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                                        20,000                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                    98,666                98,666
                                                                                       -----------------      ----------------

                     Total notes payable - related parties                                       568,666               568,666

                     Less: current portion                                                      (568,666)             (568,666)
                                                                                       -----------------     -----------------

                     Long-term notes payable                                           $               -     $               -
                                                                                       ==================    =================

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                      September 30,                                                                Amount
                      -------------                                                            ----------------
                         2004                                                                  $         568,666
                                                                                               -----------------

                         Total                                                                 $         568,666
                                                                                               =================


                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements


NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                     September 30,        December 31,
                                                                                        2003                  2002
                                                                                  -------------------   -----------------
                                                                                     (Unaudited)

              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                        $            20,000   $         20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000, past due. Note is convertible into common stock of the Company at $1.00
               per share.                                                                      25,000             25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001, past due. Note is convertible into common stock of the Company at $0.25
               per share.                                                                      50,000             50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                                 15,000             15,000
                                                                                  -------------------   ----------------

                     Total notes payable                                                      110,000            110,000

                     Less: current portion                                                   (110,000)          (110,000)
                                                                                  -------------------   ----------------

                     Long-term notes payable                                      $                 -   $              -
                                                                                  ===================   ================


              Maturities of notes payable are as follows:

                     Year Ending
                     September 30,                                                                   Amount
                     -------------                                                             -----------------
                         2004                                                                  $         110,000
                                                                                               -----------------

                        Total                                                                  $         110,000
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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements


NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at September 30, 2003:

                      Options outstanding at December 31, 2002                                          22,320,000
                      Options granted                                                                    1,850,000
                      Options cancelled                                                                 (1,650,000)
                      Options forfeited                                                                    (10,000)
                                                                                                -------------------
                      Options outstanding at September 30, 2003                                         22,510,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at September 30, 2003                                         $             0.02
                                                                                                ==================



                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise          September 30,    Contractual       Exercise       September 30,     Exercise
                       Prices         2003            Life             Price            2003             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $           0.005         1,850,000            4.44  $         0.005           462,500   $      0.005
              $           0.020        18,775,000            3.38  $         0.020         1,929,167   $      0.020
              $           0.030         1,575,000            2.60  $         0.030         1,112,083   $      0.030
              $           0.160           310,000            1.81  $         0.160           218,332   $      0.160

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $0 and $2,500 has been recognized for its stock option plan during the nine months ended September 30, 2003 and 2002, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No.
              123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                     September 30,
                                                                       ----------------------------------------------
                                                                                2003                    2002
                                                                       ----------------------   ---------------------
              Net loss as reported                                     $            (259,088)   $         (1,446,310)
              Pro forma net loss                                                    (264,609)             (1,754,725)
              Basic loss per share as reported                                         (0.00)                  (0.02)
              Pro forma basic loss per share                                           (0.00)                  (0.03)

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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements


NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at September 30, 2003.

                      Options outstanding at December 31, 2002                                              20,000
                      Options granted                                                                            -
                      Options forfeited                                                                          -
                                                                                                ------------------
                      Options outstanding at September 30, 2003                                             20,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at September 30, 2003                                 $             0.02
                                                                                                ==================


                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                    Outstanding       Remaining        Average      Exercisable at       Average
                 Exercise           September 30,    Contractual       Exercise      September 30,       Exercise
                  Price               2003            Life             Price           2003              Price
               -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02            20,000            3.45  $          0.02            10,000   $       0.02

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

              As a result of applying SFAS No. 123, the Company had an expense of $0 and $9,631 during the nine months ended September 30, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.

              Warrants

              The following tables summarize the information regarding warrants outstanding at June 30, 2003. All the warrants are exercisable at September 30, 2003.

                               Warrants outstanding at December 31, 2002                                 37,196,167
                               Warrants granted                                                              -
                               Warrants expired                                                         (1,356,667)
                                                                                                    ---------------
                               Warrants outstanding at September 30, 2003                                35,839,500
                                                                                                    ===============

                   Weighted average exercise price of warrants
                      outstanding at September 30, 2003                                                $       0.02
                                                                                                       ============

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements


NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                                            Number of             Weighted
                                                            Warrants              Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                           September 30,        Contractual          Exercise
                      Range of Exercise Prices               2003                Life                Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.01 - $0.10                             35,839,500                0.57  $             0.02

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                      Risk-free interest rate                                                        3.43% - 3.95%
                      Expected life                                                                      24 Months
                      Expected volatility                                                              2.34 - 2.82
                      Dividend yield                                                                           0.0

              As a result of applying SFAS No. 123, the Company had an expense of $12,210 and $296,626 during the nine months ended September 30, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.


NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the nine months ended September 30, 2003 and 2002 was $36,554 and $65,829, respectively.

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

              The net loss for the nine months ended September 30, 2003 and 2002 was $259,088 and $1,446,310, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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


NOTE 8 -      RELATED PARTY TRANSACTIONS

              During 2002 and the first nine months of 2003, the Company paid $136,095 in advances to a company with a common officer. The balance receivable at September 30, 2003 is $7,195.


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

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                 Notes to the Consolidated Financial Statements


NOTE 9 - SEGMENT REPORTING (Continued)

              Financial information as of and for the nine months ended September 30, 2003 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------   -----------------
              Cash                                        $          13,064  $            4,508  $            2,388
              Fixed assets, net                                      97,726               5,053               3,421
              Total assets                                          293,851              19,306              14,480
              Total liabilities                                   2,447,365              24,403             357,324
              External revenues                                      61,999             412,217              98,814
              Cost of goods sold                                     30,204             280,797              16.680
              Other income (expense)                               (39,643)               8,943                  50
              Segment profit (loss) before tax effect             (249,286)            (40,516)              30,714

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

NOTE 11 -     CAPITAL LEASES IN DEFAULT

              In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. ("IBM"). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company recognized a loss on the repossession of $130,171 during the year ended December 31, 2002. The balance of the lease payable at September 30, 2003 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossession. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

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
                                                                                                 ==================

              Depreciation expense of $0 and $33,957 associated with the equipment under capital lease was expensed during the nine months ended September 30, 2003 and 2002, respectively.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 2003 and 2002.

       Revenues. The Company generated net revenues of $191,910 during the three months ended September 30, 2003, a 96% increase compared to $98,066 in net revenues during the third quarter of 2002. For the nine months ended September 30, 2003, net revenues were 573,030, a 10% increase compared to $520,207 in net revenues during the first nine months of 2002. This increase was primarily due to increased participation in the Company's managed events and greater technology consulting fees generated during the third quarter of 2003. Along with event administration, other sources of revenue were the sales of the Company's online services and information technology consulting. The Company anticipates that these three areas will constitute the principal source of the Company's revenue for the foreseeable future.

        Cost of Sales. Cost of sales for the three months ended September 30, 2003 were $121,419, a 125% increase from $53,936 during the third quarter of 2002. For the nine months ended September 30, 2003, cost of sales were $327,681, a 26% increase compared to $260,295 during the first nine months 2002. The increase in cost of sales was principally attributable to the increase in revenues from managed events during the third quarter. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services and sales commissions paid in connection with technology consulting projects.

        General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003 were $86,440, a 55% decrease from $194,078 during the third quarter of 2002. General and administrative expenses for the nine months ended September 30, 2003 were $281,327, a 77% decrease from $1,201,615 during the nine months ended September 30, 2002. This decrease was principally due to the recognition of $308,758 in expenses relating to issuances of warrants during the first quarter of 2002. The warrants were attached to common stock issued for cash. Without the expenses related to warrants, general and administrative expenses for the nine month period ended September 30, 2003 would still have been 68% lower than the first nine months of 2002. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $75,735 and $570, respectively, of general and administrative expenses during the third quarter of 2003, as compared to $131,273 and $7,142 during the third quarter of 2002. For the nine months ended September 30, 2003 payroll expense and professional fees totaled approximately $254,286 and $9,288, respectively, of general and administrative expenses as compared to $383,130 and $343,351 during the first nine months of 2002. The decrease is mainly due to the trimming of payroll related positions in the Company as well as cutting professional fees to a minimum.

         Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 30, 2003 were $38,799, a 56% decrease from $87,916 during the third quarter of 2002. For the nine months ended September 30, 2003, selling and marketing expenses were $149,118, a 49% decrease from $289,814 during the nine month period ended September 30, 2002. This decrease was primarily attributable to costs associated with a major sales initiative which started in 2002. These same costs were not incurred in 2003. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

         Product Development. Product research and development expenditures were $14,763 for the three months ended September 30, 2003, as compared to $40,177 during the third quarter of 2002, a decrease of 63%. For the nine months ended September 30, 2003, product development expenses were $43,342, a 73% decrease from $158,345 for the nine months ended September 30, 2002. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other expense of $30,650 for the nine months ended September 30, 2003 compared to net other expense of $56,448 during the first nine months of 2002. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

         As of September 30, 2003, the Company's primary source of liquidity consisted of $19,960 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2003 of $22,873,939 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2002 and the nine months ended September 30, 2003 was $1,713,639 and $259,088, respectively. The Company anticipates a net loss for the year ended December 31, 2003 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

         Securities Eligible for Public Trading. Of the 98,268,854 shares of the Company's Common Stock outstanding at September 30, 2003, approximately 70,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

INDEX TO EXHIBITS
-----------------

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

10.2          SportsNuts, Inc. 2000 Stock Option Plan. (4)
21.1          Subsidiaries of the Registrant (5)

99.1          Certification by Chief Executive Officer and
              Chief Financial Officer, Kenneth I Denos, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SPORTSNUTS, INC.


Date:  November 11, 2003        By:/s/  Kenneth I. Denos
                                --------------------------------------------
                                     Kenneth I. Denos
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

10.2          SportsNuts, Inc. 2000 Stock Option Plan. (4)
21.1          Subsidiaries of the Registrant (5)

99.1          Certification by Chief Executive Officer and
              Chief Financial Officer, Kenneth I Denos, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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