Form 10KSB
period 2003-12-31
SPORTSNUTS  INC
filed 2004-03-29
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[X]Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ]Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)

        Delaware                                 87-0561426
        ---------------------------------        -------------------------
        (State or other jurisdiction of          (IRS Employer
        incorporation or organization)           Identification No.)

    11585 South State Street, Suite 102
             Draper, Utah                                84020
             ------------                        -------------------------
    (Address of principal executive offices)          (Zip Code)

                                 (801) 816-2500
                            -------------------------
                            Issuer's telephone number

-----------------------------------------------------------------------------
(Former name or former address and former fiscal year, if changed since last report.)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Company's revenues for the fiscal year ending December 31, 2003 were $659,223.

         The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 1, 2004 was approximately $1,158,515. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 1, 2004, the Company had outstanding 98,627,086 shares of common stock, par value $0.002 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


     Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS

Part I
         Item 1 -   DESCRIPTION OF BUSINESS....................................1
                    CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS..........1
         Item 2 -   DESCRIPTION OF PROPERTY...................................11
         Item 3 -   LEGAL PROCEEDINGS.........................................12
         Item 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......12

Part II
         Item 5 -   MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS.......................................13
         Item 6 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................14
         Item 7 -   FINANCIAL STATEMENTS......................................18
         Item 8 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.......................40

Part III
         Item 9 -   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........41
         Item 10 -    EXECUTIVE COMPENSATION..................................42
         Item 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDERS MATTERS...............43
         Item 12 -    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........44
         Item 13 -    EXHIBITS AND REPORTS ON FORM 8-K........................44
         Item 14 -    CONTROLS AND PROCEDURES.................................45

INDEX TO EXHIBITS.............................................................46
SIGNATURES....................................................................47

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

         Revenues Subject to Seasonal Fluctuation. The Company expects that it will experience an increase in commercial activity during the spring and winter months, principally due to spring recreational athletic leagues, tournaments, and events operating during that period. During the winter months, winter games events, basketball tournaments, leagues, and events, and other winter events are expected to generate increases in revenue as compared to the summer and fall periods. There can be no assurance that the Company can decrease its selling, general, and administrative expenses during periods of decreased revenue and that the Company's results of operations during these periods will not be materially adversely affected.

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

         Risk of Computer System Failure. The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted access to its technology applications, which requires that the Company protect its computer hardware and software systems and the data and information stored in connection therewith. The Company's systems are vulnerable to damage by fire, water (principally from overhead sprinkler systems that may be triggered by fire or excessive heat within the building in which the Company and other co-tenants operate), natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events. Any substantial interruption in the Company's systems would have a material adverse effect on the Company's business, operating results, and financial condition. Although the Company carries general commercial insurance coverage, such coverage may not be adequate to compensate for the losses that may occur. In addition, the Company's systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access the Company's Internet properties. The occurrence of any of these risks could have a material adverse effect upon the Company's business, results of operations, and financial condition.

         Electronic Data Transmission Security Risks. A significant barrier to the electronic transmission of confidential data over the Internet is the perception that such data may not be secure. The Company relies upon encryption and authentication technology to provide the security necessary to effect secure transmissions of confidential information. There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Company's internet properties and internet properties of the Company's clients, and therefore lead to the misappropriation of such data by third parties. Any such breach, compromise, or misappropriation could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company's business, results of operations, or financial condition.

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

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of financial resources available to the Company during 2003, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

         Competition and Technological Change. The market for computer technology products, services, and advertising within the amateur sports market is new, rapidly evolving, and intensely competitive and will continue to undergo rapid technological change. The Company must continue to enhance and improve the functionality and features of its online services and sports information management software. New industry needs, standards, and practices have emerged that threaten the marketability of the SportsNuts technology services offered through its internet properties and may render such services obsolete. Developing and enhancing the Company's proprietary technology entails significant technical and business risks, in addition to substantial costs. If the Company faces delays in introducing new services, products and enhancements, its users may forego the use of the Company's services and use those of its competitors. The Company currently competes with many other amateur sports information and product web sites and the Company anticipates competition to intensify in the future. Barriers to entry are not significant, and current and new competitors have been able to launch new web sites and new operations quickly at a relatively low cost. Accordingly, the Company believes that its success will depend heavily upon achieving significant market acceptance before its competitors and potential competitors introduce competing services. Many of the Company's competitors, as well as potential entrants into the Internet amateur sports market, have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing, and other resources than the Company. Furthermore, several of the Company's competitors have acquired certain key sponsorships and relationships with a few well-known amateur sports organizations which may impede the Company's growth and thereby have a material adverse effect upon the Company's business, results of operations, and financial condition.

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

         Classified Board of Directors. Pursuant to the Company's Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year. The Certificate of Incorporation requires a vote of 66 2/3% of the shares of the Company to amend the provision governing the election of directors. Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company. However, the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

         Other Anti-Takeover Provisions. The Company's Certificate of Incorporation contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 20,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super-voting requirements. These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

         Securities Eligible for Public Trading. Of the 98,627,086 shares of the Company's Common Stock outstanding at March 1, 2004, approximately 73,271,086 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

BUSINESS OVERVIEW


DESCRIPTION OF BUSINESS

         SportsNuts, Inc. (sometimes referred to hereinafter as the "Company") is a sports management and marketing company, with a focus on community-based amateur athletics, providing unique solutions to the challenges faced by athletes and the organizations in which they participate. Incorporated in Delaware on July 12, 1996, the Company helps organize and manage a wide variety of sports events, providing online registration and merchandise sales, event sponsorship, event coordination, and targeted promotion using technology and strategic media relationships. The Company seeks to be the emerging technology leader in sports information systems and the only organization of its kind to complement its technology solutions with offline marketing, sales, and support. The Company's mission is to become the ultimate resource for amateur and community event coordinators, administrators, athletes, fans and coaches.

         SportsNuts endeavors to make events more profitable and efficient by promoting such events through various media channels, attracting corporate sponsorships, and providing technology tools to decrease administrative and personnel costs. The Company also provides additional avenues for revenue generation, such as merchandise sales through the Company's online sports mall.

         The Company also provides technology-based services to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). Synerteck offers a wide variety of technology services, including web site design, programming, and hosting, wide area network or local area network configuration, hardware lease brokering, and hardware configuration. Beginning in February, 2004, the Company also began offering hardware sales through Secure Networks, Inc., its wholly-owned subsidiary.

BUSINESS FOCUS

         The Company targets organized sports events with its broad range of marketing and technology services to increase consumer satisfaction, athlete participation, corporate involvement, and purchasing opportunities. Through its relationships with radio, print, and direct mail providers, the Company seeks to create increased awareness of participating events within surrounding communities. Through its Internet properties, the Company provides online event registration and merchandise sales, event website hosting, and the issuance of targeted e-mails to sports participants who have requested information about upcoming sporting events. Event administrators can access and download customizable reports on their events, requesting a full financial breakdown or simply creating a report that displays the name and t- shirt size of each participant.


TECHNOLOGY DEVELOPMENT

         Databases. The heart of the Company's operations and services is the sports information management system user base. A database contains all the detailed information that the Company gathers on every single registered Internet user on its site. The database software holds and manipulates all such information. This database is built with Sequel software. The Company has invested in this software in order to insure reliability as well as scalability. For the size of the Company's computer systems and the volume of throughput, Sequel databases are typically the fastest and are easily moved from one computer platform to another. The database can efficiently provide any of the stored information when it is automatically requested by the Company's web site, software applications or manually requested by an employee for corporate use. When the processing demand of the database servers is being taxed to the pre-determined limits, the Company intends to move the database to more powerful, alpha processor- based computer systems in order to maintain the efficiency, speed and quality of service.

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

         The Reach of Amateur Sports. Amateur sports in the United States has a massive following, estimated by the Company at 135 million fans, 76 million active participants, 4 million organized teams, and over $30 billion spent annually on products and services.

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


INTELLECTUAL PROPERTY

         The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2003, the Company has not pursued any trademark applications for its name and brand.

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

GOVERNMENT REGULATION

         There are currently few laws or regulations directly applicable to information technology or electronic commerce. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet. Although transmissions from the Company's Internet properties originate from the State of Utah, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, its affiliates, or customers purchasing products or services through its internet properties of its clients. Any such regulations or assessments could adversely affect the Company's business, financial condition, and results of operations.


EMPLOYEES

        As of March 1, 2004, the Company employed ten persons on a part-time basis. The Company presently has no full-time employees. In order to execute the Company's business strategy, however, the Company will likely require a significant increase in employees and contract personnel. Competition for qualified personnel in the information technology industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.


REPORTS TO SECURITY HOLDERS

        SportsNuts is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission ("Commission") under File No. 333-14477. Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States. Information about the operation of the Commission's public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330. The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.


 ITEM 2: DESCRIPTION OF PROPERTY

        The Company's executive offices are located in a 5,000 square foot facility in south Salt Lake County, Utah, twenty minutes from the Salt Lake City International Airport and adjacent to Interstate 15. Base rent for this facility is $4,250.00 per month, exclusive of utilities and other occupancy related charges, on a three-year lease commencing January 1, 2003. The base rent increases to $4,500.00 for the third year of the lease term.

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

                 None.

                                    PART II.


ITEM 5:       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      Market for Common Equity and Related Stockholder Matters.

              (1) Market Information.

         The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "SPCI." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of March 1, 2004, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2003:

                                        High                                    Low
Fourth Quarter 2003                     $ 0.008                                 $ 0.0013
Third Quarter 2003                      $ 0.07                                  $ 0.005
Second Quarter 2003                     $ 0.008                                 $ 0.003
First Quarter 2003                      $ 0.01                                  $ 0.003

         The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2002:

                                        High                                    Low
Fourth Quarter 2002                     $ 0.011                                 $ 0.005
Third Quarter 2002                      $ 0.021                                 $ 0.005
Second Quarter 2002                     $ 0.4                                   $ 0.021
First Quarter 2002                      $ 0.041                                 $ 0.022

              (2) Holders.

         As of March 1, 2004, the Company had approximately 384 holders of record of its Common Stock.

              (3) Dividends.

         The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

         (b) Recent Sales of Unregistered Securities.

     On December 31, the Company converted all of its outstanding shares of Preferred Stock into 356,000 shares of Common Stock, pursuant to the Certificate of Designations for such Preferred Stock filed with the State of Delaware on July 1, 2002. The shares of Preferred Stock were held by four accredited investors who were issued such shares in April, May, and June of 2000. No underwriting discounts or commissions were paid in connection with the above transactions. The Company believes that the transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

         As of December 31, 2003, the Company has granted options to various officers, directors, employees, and service providers of the Company to purchase 22,155,000 shares of its Common Stock pursuant to the Company's 2000 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) of such Act.


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

Overview

         SportsNuts is a sports management and marketing company, with a focus on community-based amateur athletics, providing unique solutions to the challenges faced by athletes and the organizations in which they participate. The Company helps organize and manage a wide variety of sports events, providing online registration and merchandise sales, event sponsorship, event coordination, and targeted promotion using technology and strategic media relationships. The Company seeks to be the emerging technology leader in sports information systems and the only organization of its kind to complement its technology solutions with offline marketing, sales, and support. The Company's mission is to become the ultimate resource for amateur and community event coordinators, administrators, athletes, fans and coaches.

               SportsNuts endeavors to make events more profitable and efficient by promoting such events through various media channels, attracting corporate sponsorships, and providing technology tools to decrease administrative and personnel costs. The Company also provides additional avenues for revenue generation, such as merchandise sales through the Company's online sports mall.

               The Company also provides technology-based services to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). Synerteck offers a wide variety of technology services, including web site design, programming, and hosting, wide area network or local area network configuration, hardware lease brokering, and hardware configuration. Beginning in February, 2004, the Company also began offering hardware sales through Secure Networks, Inc., its wholly-owned subsidiary.

         The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) information technology consulting services. Beginning February, 2004, the Company seeks to generate revenue from hardware sales through its wholly-owned subsidiary Secure Networks, Inc. The ability to generate revenues during the year 2004 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the years ended December 31, 2003 and 2002.

         Revenues. The Company generated net revenues of $659,223 during the year ended December 31, 2003, which represents a 7% increase compared to $615,165 in net revenues during the year 2002. This increase was primarily due to increased participation in the Company's managed events and greater technology consulting fees generated during 2003. Also contributing was the increase in sales of the Company's online services, sports event management and promotion revenues, and information technology revenues. The Company anticipates that these three areas, in addition to hardware sales, will constitute the principal source of the Company's revenue for the foreseeable future.

         Cost of Sales. Cost of sales for the year ended December 31, 2003 were $373,087, a 10% increase from $337,996 during the year 2002. This increase correlates to the increase in revenues and is mainly attributable to expenses incurred pursuant to the delivery of the Company's online registration services, sports event management and promotional services, and sales commissions paid in connection with technology consulting projects. The Company anticipates that cost of sales will increase in the future as a result of increased revenues associated with hardware sales through Secure Networks, Inc., its wholly owned subsidiary.

         General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2003 were $383,366, a 73% decrease from $1,395,291 during the year 2002. This decrease was principally due to the recognition of $380,791 in expenses relating to issuances of warrants during the year 2002. The warrants were attached to common stock issued for cash. Without the expenses related to warrants, general and administrative expenses for the year ended December 31, 2003 would still have been 62% lower than in 2002. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $268,512 and $9,905, respectively, of general and administrative expenses during 2003, as compared to $458,988 and $358,021 during 2002. The decrease is mainly due to the trimming of payroll related positions in the Company as well as cutting professional fees to a minimum.

         Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2003 were $206,482, a 44% decrease from $366,343 during 2002. This decrease was primarily attributable to costs associated with a major sales initiative which started in 2002. These same costs were not incurred in 2003. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

         Product Development. Product research and development expenditures were $64,011 for the year ended December 31, 2003, as compared to $186,655 during 2002, a decrease of 66%. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other expense of $42,526 for the year ended December 31, 2003 compared to net other expense of $42,519 during 2002. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

         As of December 31, 2003, the Company's primary source of liquidity consisted of $51,927 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2003 of $23,025,100 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the years ended December 31, 2003 and 2002 was $410,249 and $1,713,639,
respectively. The Company anticipates a net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

         The Company has made substantial progress in developing its business and revenue models during the year 2003. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. Presently, however, the Company believes that its capital resources are insufficient for ongoing operations, with minimal current cash reserves. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

ITEM 7.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB


                                     CONTENTS

Independent Auditors' Report................................................. 19

Consolidated Balance Sheet................................................... 20

Consolidated Statements of Operations........................................ 22

Consolidated Statements of Stockholders' Equity (Deficit).................... 23

Consolidated Statements of Cash Flows........................................ 25

Notes to the Consolidated Financial Statements............................... 27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
SportsNuts, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of SportsNuts, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 29, 2004

                                SPORTSNUTS, INC.
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                                   December 31,
                                                                                                        2003
                                                                                               -----------------
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                                          $          51,927
   Accounts receivable, net (Note 1)                                                                       7,485
   Advances due from related party (Note 8)                                                               16,445
   Prepaid expenses                                                                                        6,000
                                                                                               -----------------

     Total Current Assets                                                                                 81,857
                                                                                               -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                                     516,869
   Computer software                                                                                     788,309
   Furniture and office equipment                                                                        196,719
   Less - accumulated depreciation                                                                    (1,407,268)
                                                                                               -----------------

     Total Property and Equipment                                                                         94,629
                                                                                               -----------------

OTHER ASSETS

   Goodwill, net (Note 10)                                                                               153,270
                                                                                               -----------------

     Total Other Assets                                                                                  153,270
                                                                                               -----------------

     TOTAL ASSETS                                                                              $         329,756
                                                                                               =================


              The accompanying notes are an integral part of these
                              financial statements.

                                SPORTSNUTS, INC.
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                December 31,
                                                                                                    2003
                                                                                               -----------------
CURRENT LIABILITIES

   Accounts payable                                                                            $         812,596
   Accrued expenses (Note 1)                                                                           1,156,292
   Deferred revenue                                                                                        7,500
   Capital leases, current portion (Note 11)                                                             321,247
   Notes payable, current portion (Note 3)                                                               110,000
   Notes payable, related parties (Note 2)                                                               570,666
                                                                                               -----------------

     Total Current Liabilities                                                                         2,978,301
                                                                                               -----------------

     TOTAL LIABILITIES                                                                                 2,978,301
                                                                                               -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 98,624,854 shares issued and
    outstanding, respectively                                                                            197,250
   Additional paid-in capital                                                                         20,179,305
   Accumulated deficit                                                                               (23,025,100)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                             (2,648,545)
                                                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                                               $         329,756
                                                                                               =================



              The accompanying notes are an integral part of these
                             financial statements.

                                SPORTSNUTS, INC.
                      Consolidated Statements of Operations

                                                                                    For the Years Ended
                                                                                         December 31,
                                                                           -------------------------------------
                                                                                 2003              2002
                                                                           ------------------  -----------------

NET SALES                                                                  $          659,223  $         615,165
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      373,087            337,996
   General and administrative                                                         383,366          1,395,291
   Selling and marketing                                                              206,482            366,343
   Research and development                                                            64,011            186,655
                                                                           ------------------  -----------------

     Total Operating Expenses                                                       1,026,946          2,286,285
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (367,723)        (1,671,120)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                  (114,758)          (128,892)
   Interest income                                                                        222                839
   Gain on settlement of debt (Note 1)                                                 12,470            164,232
   Loss on disposal of assets                                                          -                (128,487)
   Other income                                                                        59,540             49,789
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                    (42,526)           (42,519)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (410,249)        (1,713,639)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (410,249) $      (1,713,639)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.02)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.02)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                 98,269,829         73,869,676
                                                                           ==================  =================


              The accompanying notes are an integral part of these
                             financial statements.

                                SPORTSNUTS, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                            Preferred Stock                    Common Stock
                                            ---------------                    -----------

                                           Shares      Amount             Shares                Amount

Balance, December 31, 2001                 178,000     $   356            46,668,854            $ 93,338

Issuance of common stock for cash                -           -            40,550,000              81,100

Warrants/Options issued below market value       -           -                     -                   -

Shares issued for services                       -           -            11,050,000              22,100

Net loss for the year ended December 31,
2002                                             -           -                     -                   -
                                          --------     -------            ----------            --------

Balance, December 31, 2002                 178,000         356            98,268,854             196,538

Warrants/Options issued below market value       -           -                     -                   -

Conversion of preferred stock to common
stock                                    (178,000)        (356)               356,000                712

Net loss for the year ended December 31,
2003                                             -            -                    -                  -
                                       -----------      -------           ----------            ---------
Balance, December 31, 2003                       -      $     -           98,624,854            $197,250
                                       ===========      =======           ===========           ========


              The accompanying notes are an integral part of these
                             financial statements.

                                SPORTSNUTS, INC.
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                 Additional
                                                                 Paid-In        Accumulated     Total Stockholders'
                                                                 Capital          Deficit         Equity (Deficit)
                                                                ------------   ---------------  -------------------

Balance, December 31, 2001                                      $ 19,166,789   $  (20,901,212)       $  (1,640,729)

Issuance of common stock for cash                                    324,400                 -              405,500

Warrants/Options issued below market value                           380,791                 -              380,791

Shares issued for services                                           291,400                 -              313,500

Net loss for the year ended December 31, 2002                              -        (1,713,639)         (1,713,639)
                                                                ------------   ----------------      --------------

Balance, December 31, 2002                                        20,163,380      (22,614,851)          (2,254,577)

Warrants/Options issued below market value                            16,281                 -               16,281

Conversion of preferred stock to common stock                          (356)                 -                    -

Net loss for the year ended December 31, 2003                              -          (410,249)           (410,249)
                                                                ------------   ----------------     ---------------
Balance, December 31, 2003                                      $ 20,179,305   $  (23,025,100)      $   (2,648,545)
                                                                ============   ===============      ===============


              The accompanying notes are an integral part of these
                             financial statements.

                                SPORTSNUTS, INC.
                      Consolidated Statements of Cash Flows



                                                                                          For the Years Ended
                                                                                             December 31,
                                                                                    -------------------------------------
                                                                                           2003               2002
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $        (410,249)  $      (1,713,639)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                              43,855             304,942
     Warrants/Options issued below market value                                                16,281             380,791
     Common stock issued for services                                                           -                 313,500
     Gain on settlement of debt                                                               (12,470)           (164,232)
     Loss on disposal of assets                                                                 -                 128,487

   Changes in operating assets and liabilities:
     Accounts receivable                                                                        5,731                (998)
     Advances due from related party                                                           39,144             (55,589)
     Other current assets                                                                        (439)              7,777
     Deferred revenue                                                                           7,500               -
     Accounts payable and accrued expenses                                                    353,023             311,509
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) in Operating Activities                                        42,376            (487,452)
                                                                                    -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (33,022)            (40,000)
                                                                                    -----------------   ------------------

       Net Cash Used in Investing Activities                                                  (33,022)            (40,000)
                                                                                    -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                                   52,000              92,666
   Principal payments of notes payable - related parties                                      (50,000)            (15,000)
   Proceeds from issuance of common stock                                                      -                  405,500
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $           2,000   $         483,166
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          11,354   $         (44,286)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           40,573              84,859
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          51,927   $          40,573
                                                                                    =================   =================



              The accompanying notes are an integral part of these
                             financial statements.

                                SPORTSNUTS, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                                          For the Years Ended
                                                                                               December 31,
                                                                                    -------------------------------------
                                                                                          2003               2002
                                                                                    -----------------   -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $          13,877   $          10,976
   Income taxes                                                                     $          -        $          -

Non-Cash Investing and Financing Activities:

   Common stock issued for services                                                 $          -        $         313,500




              The accompanying notes are an integral part of these
                             financial statements.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the years ended December 31, 2003 and 2002 was $43,855 and $304,942, respectively.

              e.      Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $38,782 and $34,069 as of December 31, 2003 and 2002, respectively.

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.      Basic Loss Per Share

                                                                                    For the Years Ended
                                                                                       December 31,
                                                                         ------------------------------------------
                                                                                 2003                 2002
                                                                         ------------------   ---------------------

              Basic loss per share from continuing operations:
                     Loss (numerator)                                    $        (410,249)    $      (1,713,639)
                     Shares (denominator)                                       98,269,829            73,869,676
                     Per share amount                                    $           (0.00)    $           (0.02)

              The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

              j.     Provision for Taxes

              The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2003.

              At December 31, 2003 the Company had net operating loss carryforwards of approximately $14,014,000 that may be offset against future taxable income through 2023. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.     Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 2003, there were 22,135,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

              n.     Accrued Expenses

              The company has two lines of credit outstanding at December 31, 2003. The balances are included in accrued expenses on the financial statements. Following are the details of each line of credit:

              Line of credit is due on demand and is personally guaranteed by a shareholder of the Company.

              Available credit line                                      $       40,000.00
              Interest rate                                                             5%
              Balance outstanding at December 31, 2003                   $       31,142.86

              Line of credit is due on demand.
              Available credit line                                      $       34,000.00
              Interest rate                                                             8%
              Balance outstanding at December 31, 2003                   $       16,766.46

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                                  December 31,
                                                                                                     2003
                                                                                              ------------------
              Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into
               common stock of the Company at $.10 per share.                                  $         450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                                                20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                           100,666
                                                                                               -----------------

                     Total notes payable - related parties                                               570,666

                     Less: current portion                                                              (570,666)
                                                                                               -----------------

                     Long-term notes payable                                                   $          -
                                                                                               =================

              Maturities of notes payable - related parties are as follows:

                       Year Ending
                       December 31,                                                                 Amount
                       ------------                                                            -----------------
                         2004                                                                  $         570,666
                                                                                               -----------------

                         Total                                                                 $         570,666
                                                                                               =================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                                December 31,
                                                                                                    2003
                                                                                               -----------------
              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000, past due. Note is convertible into common stock of the
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
                                                                                               =================


              Maturities of notes payable are as follows:

                     Year Ending
                     December 31,                                                                    Amount
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
                                                                                               =================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

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

              Effective December 31, 2003, the Company converted 178,000 shares of preferred stock into 356,000 shares of common stock.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at December 31, 2003:

                      Options outstanding at December 31, 2002                                          22,320,000
                      Options granted                                                                    9,850,000
                      Options cancelled                                                                 (1,650,000)
                      Options forfeited                                                                 (8,385,000)
                                                                                                -------------------
                      Options outstanding at December 31, 2003                                          22,135,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at December 31, 2003                                          $             0.02
                                                                                                ==================

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise           December 31,    Contractual       Exercise        December 31,     Exercise
                   Prices               2003            Life             Price            2003             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $           0.005         9,800,000            4.73  $         0.005           450,000   $      0.005
              $           0.020        10,525,000            3.10  $         0.020         4,560,416   $      0.020
              $           0.030         1,575,000            2.35  $         0.030         1,162,083   $      0.030
              $           0.160           235,000            1.56  $         0.160           285,000   $      0.160

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, an expense of $0 and $2,500 has been recognized for its stock option plan during the years ended December 31, 2003 and 2002, respectively. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                        December 31,
                                                                       ----------------------------------------------
                                                                                2003                    2002
                                                                       ----------------------   ---------------------
              Net loss as reported                                     $        (410,249)       $         (1,713,639)
              Pro forma net loss                                                (455,410)                 (2,022,054)
              Basic loss per share as reported                                     (0.00)                      (0.02)
              Pro forma basic loss per share                                       (0.00)                      (0.03)

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at December 31, 2003.

                      Options outstanding at December 31, 2002                                              20,000
                      Options granted                                                                       -
                      Options forfeited                                                                     -
                                                                                                ------------------
                      Options outstanding at December 31, 2003                                              20,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at December 31, 2003                                  $             0.02
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                    Outstanding       Remaining        Average      Exercisable at       Average
                 Exercise            December 31,    Contractual       Exercise      December 31,        Exercise
                   Price              2003            Life             Price           2003              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------

              $            0.02            20,000            3.21  $          0.02            10,000   $       0.02

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

              As a result of applying SFAS No. 123, the Company had an expense of $0 and $9,631 during the years ended December 31, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.

              Warrants

              The following tables summarize the information regarding warrants outstanding at December 31, 2003. All the warrants are exercisable at December 31, 2003.

                               Warrants outstanding at December 31, 2002                                37,196,167
                               Warrants granted                                                              -
                               Warrants expired                                                         (9,856,667)
                                                                                                    ---------------
                               Warrants outstanding at December 31, 2003                                27,339,500
                                                                                                    ===============

                   Weighted average exercise price of warrants
                                 outstanding at December 31, 2003                                      $       0.02
                                                                                                       ============

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                                            Number of             Weighted
                                                            Warrants              Average             Weighted
                                                          Outstanding at          Remaining           Average
                                                            December 31,        Contractual          Exercise
                      Range of Exercise Prices               2003                Life                Price
                      ------------------------          ------------------  ------------------  ------------------

                      $0.01 - $0.03                             27,339,500                0.16  $             0.02

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

              As a result of applying SFAS No. 123, the Company had an expense of $16,281 and $368,659 during the years ended December 31, 2003 and 2002, respectively. The expense is included in the general and administrative amount in the statement of operations.


NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the years ended December 31, 2003 and 2002 was $48,872 and $85,092, respectively.

              Future  minimum  lease  payments,  by year and in the  aggregate,
              under  the  non-cancelable   operating  leases  with  initial  or
              remaining terms of one year or more are due as follows:

              Year Ending
              December 31,                                                                            Amount
              ------------                                                                      ------------------
              2004                                                                              $           51,000
              2005                                                                                          54,000
              2006 and thereafter                                                                              -
                                                                                                ------------------

                   Total minimum lease payments                                                 $          105,000
                                                                                                ==================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 7 -      GOING CONCERN

              The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2003 of approximately $23,000,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

              The net loss for the years ended December 31, 2003 and 2002 was $410,249 and $1,713,639, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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


NOTE 8 -      RELATED PARTY TRANSACTIONS

              During 2002 and 2003, the Company paid $146,095 in advances to a company with a common officer. The balance receivable at December 31, 2003 is $16,445.


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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 9 -      SEGMENT REPORTING (Continued)

              Financial information as of and for the year ended December 31, 2003 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------

              Cash                                        $          30,721  $           13,266  $            7,940
              Fixed assets, net                                      86,816               4,694               3,119
              Total assets                                          277,197              36,405              16,154
              Total liabilities                                   2,583,270              30,371             364,660
              External revenues                                      57,616             477,801             123,806
              Cost of goods sold                                     32,518             310,655              29,914
              Other income (expense)                               (50,956)               8,297                 133
              Segment profit (loss) before tax effect             (394,892)            (32,985)              17,628

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

              Based on SFAS No. 142, the Company has determined that the goodwill associated with the acquisition of RMSA will no longer be amortized. Furthermore, the Company has determined that there has been no impairment in goodwill since December 31, 2001.

NOTE 11 -     CAPITAL LEASES IN DEFAULT

              In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. ("IBM"). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company recognized a loss on the repossession of $130,171 during the year ended December 31, 2002. The balance of the lease payable at December 31, 2003 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossession. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

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
                                                                                                 ==================

              Depreciation expense of $0 and $33,957 associated with the equipment under capital lease was expensed during the years ended December 31, 2003 and 2002, respectively.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 12 -     SUBSEQUENT EVENTS

              During February 2004, the Company acquired Secure Networks, Inc. from an individual for 2,500,000 shares of SportsNuts, Inc.'s common stock making it a wholly owned subsidiary. The purchase agreement also provides for issuance of up to an additional 2,500,000 shares in each of the following three years. The actual number of shares yet to be issued will be determined by formula in each of these three years.

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              On January 22, 2004, the Company discontinued the relationship with Chisholm & Associates as its independent public accountants. The Company has engaged Bouwhuis Morrill & Company, LLC as its new independent public accountants. The decision to change the Company's accounting firm from Chisholm & Associates is the affiliation of Neal A. Hansen, CPA with Bouwhuis Morrill & Company, LLC in 2003. Mr. Hansen has historically been involved to a great degree in prior audits and resulting preparation of the Company's financial statements. The Company believes that continuing to work with Mr. Hansen and reliance upon Bouwhuis Morrill & Company, LLC for future audit needs will provide both continuity and cost efficiency to the preparation of its financial statements. The Company filed a report with the Securities and Exchange Commission on Form 8-K on January 22, 2004 summarizing the change in its certifying accountant.

                                    PART III

Item 9: Directors, Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

              Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year. The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term. Thereafter, any director, whether elected or re- elected, will serve a three-year term. Each of the Company's eight directorships has been divided into one of these three classes, with one class containing two directorships and two classes containing three directorships. Kenneth I. Denos, age 36, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors. A short summary of Mr. Denos' business experience is below. His term of office will expire at the next annual shareholders meeting. No annual shareholders meeting is planned for the year 2004.

              Kenneth Denos, age 36, has worked with SportsNuts since November, 1998, and has served as the Company's Chief Executive Officer, General Counsel, Secretary, and a member of the Board of Directors since April, 1999. Mr. Denos also serves on the Board of Directors of Moore, Clayton & Co., Inc., an international strategic and advisory firm with offices in Los Angeles, Salt Lake City, New York City, and London. Mr. Denos also serves on the Board of Directors of Healthcare Enterprise Group PLC (LSE: HCEG) an international healthcare products distribution and advisory firm. Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance. Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law. Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

Board of Directors Meetings and Committees

              Although various items were reviewed and approved by the Board of Directors during 2003, the Board held no meetings during the fiscal year ended December 31, 2003.

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

Item 10: Executive Compensation.

              The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2003, 2002, and 2001 of those persons who were the Company's Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

                                                                                      Long-Term
                                 Annual Compensation                                Compensation
                                 -------------------                                ------------

       Name and                                                                      Securities
       Principal                                                                     Underlying             All Other
       Position         Year                Salary                 Bonus              Options               Compensation
       ---------        -----            -------------------  ----------------      -----------            -------------
Kenneth Denos           2003             $       100,000 (1)  $              0                0             $      0
CEO                     2002                     100,000 (2)                 0        8,000,000                    0
                        2001                     150,000 (3)                 0        2,000,000                    0


(1) Represents $100,000 in earned but unpaid salary during 2003.
(2) Represents $100,000 in earned but unpaid salary during 2002.
(3) Represents $150,000 in earned but unpaid salary during 2001.


Aggregated Option Exercises in Last Fiscal Year and Year End Option Values


                                                                     Number of                    Value of Unexercised
                                                                Unexercised Options               In-the-Money Options
                                                               at December 31, 2003             at December 31, 2003(1)
                             Shares
                            Acquired           Value               Exercisable/                       Exercisable/
        Name              On Exercise         Realized             Unexercisable                     Unexercisable
        -----             ------------       ---------             --------------                    -------------
Kenneth                        0                 0                  2,000,000/0                           0/0
Denos
Kenneth                        0                 0              3,499,998/5,500,002                       0/0
Denos

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2003 of $0.01.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         (a) Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.002 per share) as of March 1, 2004 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2003, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2003 as a group. As of such date, the Company had 98,627,086 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11585 South State Street, Suite 102, Draper, Utah 84020.

                                                                                   Common Stock
                                                                                   -------------
              Directors, Executive Officers,
                      5% Stockholders                                Number                 Percent of  Class(1)
                      ---------------                                ------                 -----------------
Kenneth Denos(2)                                                   19,111,866                     16.67%

Prestbury Investment Holdings Limited(3)                           25,000,000                     25.35%

Gardner Management, Inc. Profit Sharing Plan and                   18,304,635                     17.49%
Trust(4)

Moore, Clayton & Co., Inc.(5)                                      13,611,867                     12.24%

Nicholas Brigstocke(6)                                             5,000,000                      5.07%

Todd Shell(7)                                                       7,500,000                      7.60%

Chris Chambers(8)                                                  5,000,000                      5.07%
                                                                  -----------                    ------

All directors and officers as a group                              19,111,866                     16.72%
(1 person)

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 98,627,086 shares of Common Stock outstanding as of March 1, 2004, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Secretary, and Director of the Company. Includes 2,000,000 shares of Common Stock held directly by Mr. Denos and 3,499,998 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. ("MCC"), this number also includes 1,071,429 shares held directly by MCC, and certain promissory notes held by MCC that are currently convertible into 12,540,438 shares of Common Stock Excludes 5,500,002 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are not currently exercisable and will not become exercisable within 60 days.

(3) Principal Shareholder of the Company. Includes 25,000,000 shares held directly by Prestbury Investment Holdings Limited.

(4) Principal Shareholder of the Company. Includes 12,273,895 shares of Common Stock held directly by Gardner Management, Inc. Profit Sharing Plan and Trust and 6,030,740 shares of Common Stock issuable upon the exercise of a Convertible Promissory Note held by the Trust.

(5) Principal Shareholder of the Company. Includes 1,071,429 shares held directly by MCC and certain promissory notes held by MCC that are convertible into 12,540,438 shares of Common Stock.

(6) Principal Shareholder of the Company. Includes 5,000,000 shares of Common Stock held directly by Mr. Brigstocke.

(7) Principal Shareholder of the Company. Includes 5,000,000 shares of Common Stock held directly by Mr. Shell and 2,500,000 shares of Common Stock held by Kelli Shell, the wife of Mr. Shell.

(8) Principal Shareholder of the Company. Includes 5,000,000 shares of Common Stock held directly by Mr. Chambers.


         (b) Related Stockholder Matters.

                   (1)      Equity Compensation Plan Information

                                       Number of                  Weighted-                   Number of securities
                                      securities                   average                         remaining
                                   to be issued upon          exercise price of               available for future
                                      exercise of                outstanding                        issuance
                                      outstanding                  options,                under equity compensation
                                       options,                  warrants and             plans (excluding securities
                                     warrants and                   rights                  reflected in column (a))
                                        rights
Equity
compensation                          50,000,000                    $0.02                          27,935,000
plans approved by
security holders

Equity
compensation                               0                          -                                0
plans not approved
by security holders

                        Total         50,000,000                    $0.02                          27,935,000


         (c) Possible Change of Control.

         To reduce the Company's debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2004 and 2005, depending upon the agreement of various creditors of the Company. These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years. Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company's larger creditors.


Item 12: Certain Relationships and Related Transactions.

         During 2003, Kenneth I. Denos, the Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos. These loans, aggregating $17,000, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

Item 13: Exhibits and Reports on Form 8-K.

         (a)      Documents Filed as a Part of this Report

                  (1)      Financial Statements

                  See "Item 7 - Financial Statements Required by Form 10-KSB."

                  (2)      Financial Statement Schedules

                  The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Bouwhuis Morrill & Company, LLC, the Company's independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the
         Company:

         Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

                  (3)      Exhibits

                  See "Index to Exhibits."

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2003.


Item 14: Controls and Procedures.

         The Company has in place adequate controls and procedures to ensure that information required to be disclosed by the Company is recorded, processed, summarized, and reported within the time periods specified under the Securities and Exchange Commission's Rules and Forms.

INDEX TO EXHIBITS
-----------------


    Number      Exhibits

      3.1 Amended and Restated Certificate of Incorporation of SportsNuts, Inc., aDelaware corporation.(1)

      3.2 Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)

     10.1 Convertible Promissory Note and Security Agreement among Gardner Management, Inc. Profit Sharing Plan and Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and the Company, including amendments, dated February 1, 2000.(3)

     10.2       SportsNuts, Inc. 2000 Stock Option Plan. (4)

     21.1       Subsidiaries of the Registrant.(5)

     99.1 Certification of Chief Financial Officer Kenneth I. Denos pursuant to the Sarbanes Oxley Act of 2002

     99.2 Certification of Chief Executive Officer Kenneth I. Denos pursuant to the Sarbanes Oxley Act of 2002

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

                                            SPORTSNUTS, INC


Dated: March 28, 2004                       By:    /s/ Kenneth I. Denos
                                            ----------------------------------
                                                 Kenneth I. Denos
                                                 Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature                                             Title                                       Date
     ---------                                             -----                                       ----
 /s/ Kenneth I. Denos                Chief Executive Officer and sole Director                    March 28, 2004
----------------------------         (Principal Executive Officer)
                                     (Principal Financial and Accounting
                                      Officer)