Form 10QSB
period 2004-03-31
SPORTSNUTS  INC
filed 2004-05-17
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)

          Delaware                                         87-0561426
          --------                                        ------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                   Identification No.)

         11585 South State Street, Suite 102                   84020
         -----------------------------------              -------------------
         (Address of principal executive offices)         (Zip Code)

                                 (801) 816-2500
                           -------------------------
                          (Issuer's telephone number)

-------------------------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2004, the Company had outstanding 101,124,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of March 31, 2004.

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

Consolidated Statements of Stockholders' Equity (Deficit).................... 8

Consolidated Statements of Cash Flows........................................ 9

Notes to the Consolidated Financial Statements.............................. 11

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                          Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                                                                March 31,          December 31,
                                                                                  2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents (Note 1)                                      $          115,886  $          51,927
   Accounts receivable, net (Note 1)                                                   18,432              7,485
   Advances due from Related Party (Note 8)                                            24,875             16,445
   Prepaid expenses                                                                     6,000              6,000
                                                                           ------------------  -----------------

     Total Current Assets                                                             165,193             81,857
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  518,576            516,869
   Computer software                                                                  789,409            788,309
   Furniture and office equipment                                                     196,719            196,719
   Less - accumulated depreciation                                                 (1,417,912)        (1,407,268)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                      86,792             94,629
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 10)                                                            205,966            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               205,966            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          457,951  $         329,756
                                                                           ==================  =================


   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                    Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                                March 31,         December 31,
                                                                                 2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $          822,683  $         812,596
   Accrued expenses                                                                 1,263,244          1,156,292
   Capital leases, current portion (Note 11)                                          321,247            321,247
   Notes payable, current portion (Note 3)                                            110,000            110,000
   Notes payable, related parties (Note 2)                                            570,666            570,666
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      3,087,840          2,978,301
                                                                           ------------------  -----------------

LONG TERM LIABILITIES

   Notes payable (Note 3)                                                              40,000              -
   Notes payable, related parties (Note2)                                              10,000              -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                       50,000              -
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              3,137,840          2,978,301
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 101,124,854 and 98,624,854 shares
    issued and outstanding, respectively                                              202,250            197,250
   Additional paid-in capital                                                      20,205,875         20,179,305
   Accumulated deficit                                                            (23,088,014)       (23,025,100)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,679,889)        (2,648,545)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          457,951  $         329,756
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

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                         March 31,
                                                                           -------------------------------------
                                                                                 2004              2003
                                                                           ------------------  -----------------
NET SALES                                                                  $           96,092  $          92,057
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                       19,818             13,452
   General and administrative                                                          95,937            103,934
   Selling and marketing                                                               51,220             57,989
   Research and development                                                            12,528             15,739
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         179,503            191,114
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                  (83,411)           (99,057)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (28,170)           (27,179)
   Interest income                                                                         98                 35
   Gain on settlement of debt (Note 1)                                                 32,319              -
   Other income                                                                        16,250             14,850
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     20,497            (12,294)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                              (62,914)          (111,351)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $          (62,914) $        (111,351)
                                                                           ==================  =================
BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.00)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.00)
                                                                           ==================  =================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                100,273,206         98,268,854
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                      Preferred Stock                       Common Stock
                                                      ---------------                       ------------

                                                  Shares        Amount               Shares                Amount
                                                  ------        -------              ------                -------

Balance, December 31, 2002                         178,000      $      356           98,268,854            $   196,538

Warrants/Options issued below market value               -               -                    -                      -

Conversion of preferred stock to common stock      (178,000)           (356)             356,000                    712

Net loss for the year ended December 31, 2003            -               -                    -                      -
                                                  --------      ----------           ----------            -----------
Balance, December 31, 2003                               -               -           98,624,854                197,250

Warrants/Options issued below market value (unaudited)       -               -                    -                      -

Shares issued for purchase of Secure
Networks, Inc. (unaudited)                               -               -            2,500,000                  5,000

Net loss for the three months ended
March 31, 2004 (unaudited)                               -               -                    -                      -
                                                  --------     -----------          -----------            -----------

Balance, March 31, 2004 (unaudited)                      -               -          101,124,854                202,250
                                                  ========     ===========          ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                         Additional
                                                         Paid-In             Accumulated       Total Stockholders'
                                                         Capital             Deficit           Equity (Deficit)
                                                         -----------         ------------      ------------------

Balance, December 31, 2002                               $20,163,380         $(22,614,851)     $       (2,254,577)

Warrants/Options issued below market value                    16,281                    -                   16,281

Conversion of preferred stock to common stock                   (356)                   -                        -

Net loss for the year ended December 31, 2003                      -             (410,249)                (410,249)
                                                        ------------         ------------      -------------------
Balance, December 31, 2003                                20,179,305          (23,025,100)             (2,648,545)

Warrants/Options issued below market value (unaudited)         4,070                    -                    4,070

Net loss for the three months ended March 31, 2004
(unaudited)                                                        -              (62,914)                 (62,914)
                                                        ------------         ------------      -------------------
Balance, March 31, 2004 (unaudited)                     $ 20,205,875         $(23,088,014)     $        (2,679,889)
                                                        ============         ============      ===================












   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 (Formerly SportsNuts.com International, Inc.)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        For the Three Months Ended
                                                                                                 March 31,
                                                                                          2004               2003
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $         (62,914)  $        (111,351)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                              10,644               9,754
     Warrants/Options issued below market value                                                 4,070               4,070
     Gain on settlement of debt                                                               (32,319)                  -

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (10,947)            (21,480)
     Advances due from related party                                                           (8,430)             39,111
     Other current assets                                                                           -             (26,526)
     Deferred Revenue                                                                          (7,500)                  -
     Accounts payable and accrued expenses                                                    124,162              89,473
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) in Operating Activities                                        16,766             (16,949)
                                                                                    -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                           (2,807)            (15,000)
                                                                                    -----------------   ------------------

       Net Cash Used in Investing Activities                                                   (2,807)            (15,000)
                                                                                    -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     40,000               -
   Proceeds from issuance of notes payable - related parties                                   10,000              50,000
   Principal payments of notes payable - related parties                                            -                   -
                                                                                   ------------------   -----------------

       Net Cash Provided by Financing Activities                                    $          50,000   $          50,000
                                                                                    -----------------   -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                   $          63,959   $          18,051

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           51,927              40,573
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $         115,886   $          58,624
                                                                                    =================   =================





   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                  (Formerly SportsNuts.com International, Inc.)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                          2004               2003
                                                                                    -----------------   -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           2,857   $           2,169
   Income taxes                                                                     $          -        $          -






















   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004


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

              Effective February 1, 2004, the Company issued 2,500,000 shares of its common stock to acquire Secure Networks, Inc. ("Secure Networks") in exchange for all of the issued and outstanding shares of Secure Networks common stock. The acquisition was accounted for as a purchase per APB No. 16. Secure Networks is a reseller of computer hardware, software and networking equipment throughout the United States. Management believes that the addition of Secure Networks will enhance the technology solutions provided by the other subsidiaries of the Company described below.

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004


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

                               Computer hardware                         3 years
                               Computer software                         3 years
                               Office equipment                          7 years

              Depreciation expense for the three months ended March 31, 2004 and 2003 was $10,644 and $9,754, respectively.

              e.      Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $38,782 as of March 31, 2004 and December 31, 2003.

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.      Basic Loss Per Share

                                                                                  For the Three Months Ended
                                                                                              March 31,
                                                                         -------------------------------------------------
                                                                                    2004                      2003
                                                                         ------------------------   ----------------------
              Basic loss per share from continuing operations:

                     Loss (numerator)                                    $         (62,914)         $            (111,351)
                     Shares (denominator)                                      100,273,206                     98,268,854
                     Per share amount                                    $           (0.00)    $                    (0.00)

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004


NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.     Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of March 31, 2004, there were 22,135,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

              n.     Accrued Expenses

              The Company has two lines of credit outstanding at December 31, 2004. The balances are included in accrued expenses on the financial statements. Following are the details of each line of credit:

              Line of credit is due on demand and is personally guaranteed by a shareholder of the Company.

              Available credit line                           $       40,000.00
              Interest rate                                                  5%
              Balance outstanding at March 31, 2004           $       21,142.86

              Line of credit is due on demand.
              Available credit line                           $       34,000.00
              Interest rate                                                  8%
              Balance outstanding at March 31, 2003           $       18,967.10

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                     March 31,                    December 31,
                                                                                       2004                          2003
                                                                                 -----------------              --------------
                                                                                   (Unaudited)
              Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into
               common stock of the Company at $.10 per share.                    $         450,000             $       450,000

              Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May
               4, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                                  20,000                      20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                             100,666                     100,666

              Notes payable to related individuals, unsecured,
               interest at 8%, principal and interest due
               March 1, 2007                                                                10,000                           -
                                                                                 -----------------            ----------------

                     Total notes payable - related parties                                 580,666                     570,666

                     Less: current portion                                                (570,666)                   (570,666)
                                                                                 -----------------            ----------------

                     Long-term notes payable                                     $          10,000            $              -
                                                                                 =================            ================

              Maturities of notes payable - related parties are as follows:

                 Year Ending
                   March 31,                                                         Amount
                 -----------                                                       ---------

                     2005                                                          $ 570,666
                     2006                                                                  -
                     2007                                                             10,000
                                                                                   ---------

                         Total                                                     $ 580,666
                                                                                   =========

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004

NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                                       March 31,           December 31,
                                                                                         2004                  2003
                                                                                   -------------------   -----------------
                                                                                      (Unaudited)
              Note payable to an individual, secured by tangible assets of the
               Company, interest at 16%, principal and interest due May 1, 2000, past due. Note is convertible into common stock of the
               Company at $1.00 per share.                                         $            20,000   $          20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000, past due. Note is convertible into common stock of the Company at $1.00
               per share.                                                                       25,000              25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001, past due. Note is convertible into common stock of the Company at $0.25
               per share.                                                                       50,000             50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                                  15,000             15,000

              Notes payable to individuals, unsecured,
               interest at 8%, principal and interest due
               March 1, 2007                                                                    40,000                  -
                                                                                     -----------------     --------------

                     Total notes payable                                                       150,000            110,000

                     Less: current portion                                                    (110,000)          (110,000)
                                                                                     -----------------     ---------------

                     Long-term notes payable                                         $          40,000     $             -
                                                                                     =================     ===============


              Maturities of notes payable are as follows:

                  Year Ending
                    March 31,                                                                                    Amount
                  -----------                                                                             ----------------
                     2005                                                                                 $        110,000
                     2006                                                                                                -
                     2004                                                                                           40,000
                                                                                                          ----------------

                        Total                                                                             $        150,000
                                                                                                          ================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004

NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS

              Effective December 31,2003, the Company converted 178,000 shares of preferred stock into 356,000 shares of common stock.

              Effective February 1, 2004, the Company issued 2,500,000 shares of its common stock, valued at $.011 per share to acquire Secure Networks, Inc.


NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at March 31, 2004:

                      Options outstanding at December 31, 2003                                          22,135,000
                      Options granted                                                                            -
                      Options forfeited                                                                          -
                                                                                                ------------------
                      Options outstanding at March 31, 2004                                             22,135,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at March 31, 2004                                             $             0.02
                                                                                                ==================


                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise            March 31,      Contractual       Exercise         March 31,       Exercise
                       Prices         2004            Life             Price            2004             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $           0.005         9,800,000            4.48  $         0.005           450,000   $      0.005
              $           0.020        10,525,000            2.85  $         0.020         4,560,416   $      0.020
              $           0.030         1,575,000            2.11  $         0.030         1,162,083   $      0.030
              $           0.160           235,000            1.32  $         0.160           235,000   $      0.160

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no expense has been recognized for its stock option plan during the three months ended March 31, 2004 and 2003, respectively. Had compensation cost for the Company's stock- based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock- Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                          March 31,
                                                                       ----------------------------------------------
                                                                                2004                    2003
                                                                       ----------------------   ---------------------

              Net loss as reported                                     $              (62,914)     $         (111,351)
              Pro forma net loss                                                      (62,914)               (111,351)
              Basic loss per share as reported                                          (0.00)                  (0.00)
              Pro forma basic loss per share                                            (0.00)                  (0.00)

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Employee Stock Options (Continued)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        2.78% - 6.12%
                      Expected life                                                                      4-6 Years
                      Expected volatility                                                              2.18 - 2.89
                      Dividend yield                                                                           0.0

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at March 31, 2004.

                      Options outstanding at December 31, 2003                                              20,000
                      Options granted                                                                            -
                      Options forfeited                                                                          -
                                                                                                ------------------
                      Options outstanding at March 31, 2004                                                 20,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at March 31, 2004                                     $             0.02
                                                                                                ==================


                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                    Outstanding       Remaining        Average      Exercisable at       Average
                 Exercise            March 31,       Contractual       Exercise          March 31,       Exercise
                        Price         2004            Life             Price           2004              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02            20,000            2.96  $          0.02            10,000   $       0.02

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

              As a result of applying SFAS No. 123, the Company had no expense during the three months ended March 31, 2004 and 2003, respectively.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              The following tables summarize the information regarding warrants outstanding at March 31, 2004.

                               Warrants outstanding at December 31, 2003                                 27,339,500
                               Warrants granted                                                                   -
                               Warrants expired                                                         (27,339,500)
                                                                                                    ---------------
                               Warrants outstanding at March 31, 2004                                        -
                                                                                                    ===============

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model. As a result of applying SFAS No. 123, the Company had an expense of $4,070 and $4,070 during the three months ended March 31, 2004 and 2003, respectively. The expense is included in the general and administrative amount in the statement of operations.


NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the three months ended March 31, 2004 and 2003 was $13,068 and $11,918, respectively.

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

              The net loss for the three months ended March 31, 2004 and 2003 was $62,914 and $111,351, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004


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


NOTE 8 -      RELATED PARTY TRANSACTIONS

              Between October, 2002 and March, 2004, the Company paid $157,025 in advances to a company with a common officer. The balance receivable at March 31, 2004 is $24,875.


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

              Financial information as of and for the three months ended March 31, 2004 with respect to the reportable segments is as follows:

                                                                                                    Information
                                                             Online             Sports Event         Technology
                                                            Services              Management        Consulting
                                                          -----------------  ------------------  ------------------

              Cash                                        $          49,777  $               35  $           66,074
              Fixed assets, net                                      76,912               4,334               5,546
              Total assets                                          342,197              38,244              77,510
              Total liabilities                                   2,658,403              26,444             452,993
              External revenues                                      21,000              31,866              43,226
              Cost of goods sold                                      3,700               5,108              11,010
              Other income (expense)                                 21,818               (647)               (674)
              Segment profit (loss) before tax effect              (59,062)               2,166             (6,018)

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2004


NOTE 10 -     BUSINESS COMBINATION

              On February 1, 2004, the Company acquired Secure Networks, Inc. (Secure Networks) by exchanging 2,500,000 shares of its common stock for all of the common stock of Secure Networks. The transaction was accounted for as a purchase in accordance with APB 16, "Business Combinations." The results of operations of Secure Networks are included in the consolidated financial statements from the date of acquisition.

              Based on SFAS No. 142 as described in Note 1, the Company has determined that the goodwill associated with the acquisition of Secure Networks will not be amortized. Furthermore, the Company has determined that there has been no impairment in goodwill.

NOTE 11 -     CAPITAL LEASES IN DEFAULT

              In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. ("IBM"). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company recognized a loss on the repossession of $130,171 during the year ended December 31, 2002. The balance of the lease payable at March 31, 2004 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossession. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

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
                                                                                                 ==================

              No depreciation expense associated with the equipment under capital lease was expensed during the three months ended March 31, 2004 and 2003, respectively.

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

         The Company also provides technology-based services to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). Synerteck offers a wide variety of technology services, including web site design, programming, and hosting, wide area network or local area network configuration, hardware lease brokering, and hardware configuration. Beginning in February, 2004, the Company also began selling computer hardware through Secure Networks, Inc., the Company's wholly-owned subsidiary.

         The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, (iii) information technology consulting services, and sales of computer hardware. The ability to generate revenues during the year 2004 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to purchase these products and services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding,its ability to generate revenues will be significantly impaired.


         Expenses which comprise cost of goods sold are principally comprised of
(i) offline costs associated with the management and promotion of sporting events which the company has an active role, and (ii) the wholesale purchase price of computer equipment sold by the Company. Also included in cost of goods sold are commissions paid for information technology consulting contracts and personnel and materials costs to administer these services, as well as potential fee sharing expenses to organizations involved in sports event management, fundraising, and online registration and administration.

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

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2004 and 2003.

         Revenues. The Company generated net revenues of $96,092 during the three months ended March 31, 2004, which represents a 4% increase compared to $92,057 in net revenues during the first quarter of 2003. This increase was primarily due to the acquisition of Secure Networks, Inc. which contributed computer hardware sales to the Companies net revenues. Along with event administration, other sources of revenue were the sales of the Company's online services and information technology consulting. The Company anticipates that these three, in addition to computer hardware sales will constitute the principal source of the Company's revenue for the foreseeable future.

         Cost of Sales. Cost of sales for the three months ended March 31, 2004 were $19,818, a 47% increase from $13,452 during the first quarter of 2003. The increase in cost of sales was principally attributable to the sales of computer hardware in which margins are not as high as other products and services of the Company. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services and sales commissions paid in connection with technology consulting projects.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004 were $95,937, a 8% decrease from $103,934 during the first quarter of 2003. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $61,456 and $7,732, respectively, of general and administrative expenses during the first quarter of 2004, as compared to $98,058 and $7,831 during the first quarter of 2003. The decrease is mainly due to the trimming of payroll related positions in the Company as well as cutting professional fees to a minimum.

         Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2004 were $51,220, a 12% decrease from $57,989 during the first quarter of 2003. The Company anticipates that selling and marketing expenses in the future will increase with the acquisition of Secure Networks, Inc. and the focus on the sales of its technology consulting services and sales of computer hardware. The Company also continues to market and promote its online technology services to sports and non-sports organizations throughout the United States.

         Product Development. Product research and development expenditures were $12,528 for the three months ended March 31, 2004, as compared to $15,739 during the first quarter of 2003, a decrease of 20%. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other income of $20,497 for the three months ended March 31, 2004 compared to net other expense of $12,294 during the first three months of 2003. This income was generated principally from the forgiveness of certain accounts payable by creditors of the Company. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

         As of March 31,2004, the Company's primary source of liquidity consisted of $115,886 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2004 of $23,088,014 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2003 and the three months ended March 31, 2004 was $410,249 and 62,914, respectively. The Company anticipates a net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2003 and 2004, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

         Securities Eligible for Public Trading. Of the 101,124,854 shares of the Company's Common Stock outstanding at March 31, 2004, approximately 70,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

-----------------

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