Form 10QSB
period 2004-06-30
SPORTSNUTS  INC
filed 2004-08-16
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004
                                       OR
           [ ] Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                               SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter

          Delaware                                  87-0561426
         -------------                             --------------------
         (State or other jurisdiction of           (IRS Employer
         incorporation or organization)             Identification No.)

     11585 South State Street, Suite 102                 84020
    ---------------------------------------        --------------------
    (Address of principal executive offices)           (Zip Code)


                                 (801) 816-2500
                           --------------------------
                          (Issuer's telephone number)

---------------------------------------------------------------------------
(Former name or former address and former fiscal year, if change since last report.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2004, the Company had outstanding 101,124,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of June 30, 2004.

ITEM 1.        FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB





                                    CONTENTS

Consolidated Balance Sheets................................................ 4

Consolidated Statements of Operations...................................... 6

Consolidated Statements of Stockholders' Equity (Deficit).................. 8

Consolidated Statements of Cash Flows..................................... 10

Notes to the Consolidated Financial Statements............................ 12

                                SPORTSNUTS, INC.
                          Consolidated Balance Sheets


                                     ASSETS

                                                                               June 30,            December 31,
                                                                                2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                      $           80,930  $          51,927
   Accounts receivable, net (Note 1)                                                   55,685              7,485
   Advances due from related party (Note 8)                                            22,875             16,445
   Prepaid expenses                                                                    13,789              6,000
                                                                           ------------------  -----------------

     Total Current Assets                                                             173,279             81,857
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                  526,596            516,869
   Computer software                                                                  789,409            788,309
   Furniture and office equipment                                                     207,020            196,719
   Less - accumulated depreciation                                                 (1,429,399)        (1,407,268)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                      93,626             94,629
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net (Note 10)                                                            205,966            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               205,966            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          472,871  $         329,756
                                                                           ==================  =================



   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                    Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                June 30,        December 31,
                                                                                 2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                        $          851,632  $         812,596
   Accrued expenses                                                                 1,360,882          1,156,292
   Deferred revenue                                                                    -                   7,500
   Capital leases, current portion (Note 11)                                          321,247            321,247
   Notes payable, current portion (Note 3)                                            110,000            110,000
   Notes payable, related parties (Note 2)                                            572,666            570,666
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      3,216,427          2,978,301
                                                                           ------------------  -----------------

LONG TERM LIABILITIES

   Notes payable (Note 3)                                                              35,000             -
   Notes payable, related parties (Note 2)                                             15,000             -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                       50,000             -
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              3,266,427          2,978,301
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 101,124,854 and 98,624,854 shares issued
    and outstanding, respectively                                                     202,250            197,250
   Additional paid-in capital                                                      20,209,945         20,179,305
   Accumulated deficit                                                            (23,205,751)       (23,025,100)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,793,556)        (2,648,545)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                           $          472,871  $         329,756
                                                                           ==================  =================



   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                     Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                          June 30,
                                                                           -------------------------------------
                                                                                 2004              2003
                                                                           ------------------  -----------------
NET SALES                                                                  $          283,344  $         284,061
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      189,602            187,711
   General and administrative                                                         122,434             91,048
   Selling and marketing                                                               70,475             52,330
   Research and development                                                            18,941             12,839
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         401,452            343,928
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (118,108)           (59,867)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (32,546)           (30,464)
   Interest income                                                                        101                 45
   Gain on settlement of debt (Note 1)                                                  4,377             -
   Other income                                                                        28,439             15,890
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                        371            (14,529)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (117,737)           (74,396)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (117,737) $         (74,396)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.00)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.00)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                100,273,206         98,268,854
                                                                           ==================  =================


   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                           -------------------------------------
                                                                                    2004                2003
                                                                           ------------------  -----------------
NET SALES                                                                  $          379,436  $         381,118
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of Sales                                                                      220,420            206,262
   General and administrative                                                         213,370            194,883
   Selling and marketing                                                              115,696            110,319
   Research and development                                                            31,469             28,579
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         580,955            540,043
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (201,519)          (158,925)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (60,717)           (57,643)
   Interest income                                                                        199                 81
   Gain on settlement of debt (Note 1)                                                 36,696             -
   Other income                                                                        44,690             30,740
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     20,868            (26,822)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (180,651)          (185,747)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (180,651) $        (185,747)
                                                                           ==================  =================


BASIC LOSS PER COMMON SHARE -
   BASIC AND DILUTED (Note 1)
     Loss from continuing operations                                       $            (0.00) $           (0.00)
                                                                           ------------------  -----------------
         Basic Loss Per Share                                              $            (0.00) $           (0.00)
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                100,699,030         98,268,854
                                                                           ==================  =================


   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                     Preferred Stock                           Common Stock
                                                     ---------------                           ------------

                                                  Shares        Amount               Shares                  Amount
                                                  ------        ------               ------                  ------
Balance, December 31, 2002                         178,000      $      356           98,268,854              $   196,538

Warrants/Options issued below market value               -               -                    -                        -

Conversion of preferred stock to common stock      (178,000)           (356)             356,000                      712

Net loss for the year ended December 31, 2003            -               -                    -                        -
                                                  --------     -----------          -----------              -----------
Balance, December 31, 2003                               -               -           98,624,854                  197,250

Warrants/Options issued below market value
unaudited)                                               -               -                    -                        -

Shares issued for purchase of Secure
Networks, Inc. (unaudited)                               -               -            2,500,000                    5,000

Net loss for the six months ended June 30,-
2004 (unaudited)                                         -               -                    -                        -
                                                ----------    ------------          -----------             ------------

Balance, June 30, 2004 (unaudited)                       -    $          -          101,124,854             $    202,250
                                                ==========    ============          ============            ============



   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
     Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                         Additional
                                                         Paid-In             Accumulated       Total Stockholders'
                                                         Capital             Deficit           Equity (Deficit)
                                                         -----------         ------------      ------------------

Balance, December 31, 2002                               $20,163,380         $(22,614,851)     $       (2,254,577)

Warrants/Options issued below market value                    16,281                    -                   16,281

Conversion of preferred stock to common stock                   (356)                   -                        -

Net loss for the year ended December 31, 2003                      -             (410,249)                (410,249)
                                                        ------------         ------------      -------------------
Balance, December 31, 2003                                20,179,305          (23,025,100)              (2,648,545)

Warrants/Options issued below market value (unaudited)         8,140                    -                    8,140

Shares issued for purchase of Secure Networks, Inc.           22,500                    -                   27,500
(unaudited)

Net loss for the six months ended June 30, 2004
(unaudited)                                                        -             (180,651)                (180,651)
                                                        ------------         ------------      -------------------
Balance, June 30, 2004 (unaudited)                     $ 20,209,945         $(23,205,751)     $        (2,793,556)
                                                        ============         ============      ===================



   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                     Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          For the Six Months Ended
                                                                                                  June 30,
                                                                                    -------------------------------------
                                                                                          2004                 2003
                                                                                    -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                         $        (180,651)  $        (185,747)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                              22,131              20,898
     Warrants/Options issued below market value                                                 8,140               8,140
     Gain on settlement of debt                                                               (36,696)                  -

   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (48,200)              2,073
     Advances due from related party                                                           (6,430)             18,394
     Other current assets                                                                      (7,789)             (6,660)
     Deferred Revenue                                                                          (7,500)                  -
     Accounts payable and accrued expenses                                                    255,126             214,437
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) in Operating Activities                                        (1,869)             71,535
                                                                                    ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of Property & Equipment                                                          (21,128)            (27,900)
                                                                                    -----------------   ------------------

       Net Cash Used in Investing Activities                                                  (21,128)            (27,900)
                                                                                    -----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     35,000                   -
   Proceeds from issuance of notes payable - related parties                                   17,000              50,000
   Principal payments of notes payable - related parties                                       -                   (5,000)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $          52,000   $          45,000
                                                                                    -----------------   -----------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                                   $          29,003   $          88,635

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           51,927              40,573
                                                                                    -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          80,930   $         129,208
                                                                                    =================   =================




   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                          For the Six Months Ended
                                                                                                   June 30,
                                                                                    -------------------------------------
                                                                                          2004               2003
                                                                                    -----------------   -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
   Interest                                                                         $           4,419   $           4,596
   Income taxes                                                                     $               -   $               -






   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      June 30, 2004 and December 31, 2003


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

              Effective February 1, 2004, the Company issued 2,500,000 shares of its common stock to aquire Secure Networks, Inc. ("Secure Networks") in exchange for all of the issued and outstanding shares of Secure Networks common stock. The acquisition was accounted for as a purchase per APB No. 16. Secure Networks is a reseller of computer hardware, software and networking equipment throughout the United States. Management believes that the addition of Secure Networks will enhance the technology solutions provided by the other subsidiaries of the Company described below.

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      June 30, 2004 and December 31, 2003



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

                               Computer hardware                 3 years
                               Computer software                 3 years
                               Office equipment                  7 years

              Depreciation expense for the six months ended June 30, 2004 and 2003 was $22,131 and $20,898, respectively.

              e.      Accounts Receivable

              Accounts receivable are recorded net of the allowance for doubtful accounts of $38,782 as of June 30, 2004 and December 31, 2003.

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      June 30, 2004 and December 31, 2003



NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              i.      Basic Loss Per Share
                                                                                     For the Six Months Ended
                                                                                         June 30,
                                                                         -------------------------------------------------
                                                                                    2004                      2003
                                                                         ------------------------   ----------------------

              Basic loss per share from continuing operations:
                     Loss (numerator)                                    $        (180,651)          $            (185,747)
                     Shares (denominator)                                      100,699,030                      98,268,854
                     Per share amount                                    $           (0.00)          $               (0.00)

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

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      June 30, 2004 and December 31, 2003



NOTE 1 -      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

              l.     Stock Options and Warrants

              As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income
              (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of June 30, 2004, there were 22,135,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

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

              n.     Accrued Expenses

              The Company has two lines of credit outstanding at June 30, 2004. The balances are included in accrued expenses on the financial statements. Following are the details of each line of credit:

              Line of credit is due on demand and is personally guaranteed by a shareholder of the Company.

              Available credit line                                      $       31,500.00
              Interest rate                                                             5%
              Balance outstanding at June 30, 2004                       $       21,142.86

              Line of credit is due on demand.
              Available credit line                                      $       34,000.00
              Interest rate                                                             8%
              Balance outstanding at June 30, 2004                       $       32,722.80

                                       15

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 2 -      NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                              June 30,                  December 31,
                                                                               2004                        2003
                                                                         -----------------              ------------
                                                                            (Unaudited)

              Note payable to a shareholder, secured by tangible and
               intangle assets of the Company, interest at 16%,
               principal and interest due April 1, 2000, past due.
               Note is convertible into common stock of the Company
               at $.10 per share.                                        $         450,000              $         450,000

              Note payable to a related individual, secured by tangible
               assets of the Company, interest at 16%, principal and
               interest due May 4, 2000, past due. Note is convertible
               into common stock of the Company at $1.00 per share.                 20,000                        20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                     102,666                       100,666

              Notes payable to related individuals, unsecured,
               interest at 8%, principal and interest due
               March 1, 2007                                                        15,000                             -
                                                                         -----------------             -----------------

                     Total notes payable - related parties                         587,666                       570,666

                     Less: current portion                                        (572,666)                     (570,666)
                                                                         -----------------             -----------------

                     Long-term notes payable                             $          15,000             $          -
                                                                         =================             =================

              Maturities of notes payable - related parties are as follows:

                 Year Ending
                   June 30,                                                                                 Amount
                 -------------                                                                        -----------------
                     2005                                                                             $         572,666
                     2006                                                                                             -
                     2007                                                                                        15,000
                                                                                                      -----------------

                         Total                                                                        $         587,666
                                                                                                      =================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 3 -      NOTES PAYABLE

              Notes payable consisted of the following:

                                                                             June 30,             December 31,
                                                                              2004                    2003
                                                                         -------------------   -----------------
                                                                            (Unaudited)
              Note payable to an individual, secured by tangible assets
               of the Company, interest at 16%, principal and interest
               due May 1, 2000,past due. Note is convertible into
               common stock of the Company at $1.00 per share.           $           20,000    $          20,000

              Note payable to an individual, unsecured, interest at 10%, principal and interest due June 26, 2000, past due. Note is convertible into common stock of the Company at $1.00
               per share.                                                            25,000               25,000

              Note payable to an individual, unsecured, interest at 18%, principal and interest due August 15, 2001, past due. Note is convertible into common stock of the Company at $0.25
               per share.                                                            50,000               50,000

              Notes payable to individuals, unsecured,
               interest at 10%, due on demand.                                       15,000               15,000

              Notes payable to individuals, unsecured,
               interest at 8%, principal and interest due
               March 1, 2007                                                         35,000                    -
                                                                          -----------------     ----------------

                     Total notes payable                                            145,000              110,000

                     Less: current portion                                         (110,000)            (110,000)
                                                                          -----------------     ----------------

                     Long-term notes payable                             $           35,000     $              -
                                                                         ==================     ================

              Maturities of notes payable are as follows:

                 Year Ending
                    June 30,                                                                         Amount
                 ------------                                                                  -----------------
                     2005                                                                      $         110,000
                     2006                                                                                 -
                     2004                                                                                 35,000
                                                                                               -----------------

                        Total                                                                  $         145,000
                                                                                               =================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                      June 30, 2004 and December 31, 2003


NOTE 4 -      COMMON AND PREFERRED STOCK TRANSACTIONS

              Effective December 31, 2003, the Company converted 178,000 shares of preferred stock into 356,000 shares of common stock.

              Effective February 1, 2004, the Company issued 2,500,000 shares of its common stock, valued at $.011 per share to acquire Secure Networks, Inc. a price of $0.01 per share.


NOTE 5 -      OPTIONS AND WARRANTS

              Employee Stock Options

              The following tables summarize the information regarding employee stock options at June 30, 2004:

                      Options outstanding at December 31, 2003                                          22,135,000
                      Options granted                                                                       -
                      Options forfeited                                                                     -
                                                                                                ------------------
                      Options outstanding at June 30, 2004                                              22,135,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at June 30, 2004                                              $             0.02
                                                                                                ==================

                                     Number of         Weighted                        Number of
                                     Options           Average          Weighted       Options           Weighted
                                    Outstanding       Remaining         Average      Exercisable at      Average
                  Exercise           June 30,        Contractual       Exercise        June 30,         Exercise
                       Prices         2004            Life             Price            2004             Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $           0.005         1,850,000            4.24  $         0.005           462,500   $      0.005
              $           0.020        18,775,000            2.61  $         0.020         1,929,167   $      0.020
              $           0.030         1,575,000            1.86  $         0.030         1,112,083   $      0.030
              $           0.160           310,000            1.07  $         0.160           218,332   $      0.160

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no expense has been recognized for its stock option plan during the six months ended June 30, 2004 and 2003, respectively. Had compensation cost for the Company's stock- based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock- Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                          June 30,
                                                                       ----------------------------------------------
                                                                                2004                    2003
                                                                       ----------------------   ---------------------
              Net loss as reported                                     $        (180,651)       $         (185,747)
              Pro forma net loss                                                (180,651)                 (191,268)
              Basic loss per share as reported                                     (0.00)                    (0.00)
              Pro forma basic loss per share                                       (0.00)                    (0.00)

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Employee Stock Options (Continued)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                        2.78% - 6.12%
                      Expected life                                                                      4-6 Years
                      Expected volatility                                                              2.18 - 2.89
                      Dividend yield                                                                           0.0

              Non-Employee Stock Options

              The following tables summarize the information regarding non-employee options outstanding at June 30, 2004.

                      Options outstanding at December 31, 2003                                              20,000
                      Options granted                                                                            -
                      Options forfeited                                                                          -
                                                                                                ------------------
                      Options outstanding at June 30, 2004                                                  20,000
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at June 30, 2004                                      $             0.02
                                                                                                ==================

                                    Number of         Weighted                        Number of
                                    Options           Average          Weighted       Options            Weighted
                                    Outstanding       Remaining        Average      Exercisable at       Average
                 Exercise            June 30,        Contractual       Exercise           June 30,       Exercise
                        Price         2004            Life             Price           2004              Price
              -----------------  ----------------  --------------  ---------------  ----------------   ------------
              $            0.02            20,000            2.72  $          0.02            10,000   $       0.02

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

              As a result of applying SFAS No. 123, the Company had no expense during the six months ended June 30, 2004 and 2003, respectively.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 5 -      OPTIONS AND WARRANTS (Continued)

              Warrants

              The following tables summarize the information regarding warrants outstanding at June 30, 2004.

                               Warrants outstanding at December 31, 2003                                 27,339,500
                               Warrants granted                                                                   -
                               Warrants expired                                                        (27,339,500)
                                                                                                    ---------------
                               Warrants outstanding at June 30, 2004                                              -
                                                                                                    ===============

              The Company applies SFAS No. 123 for warrants issued, which requires the Company to estimate the fair value of each warrant issued at the grant date by using the Black-Scholes pricing model. As a result of applying SFAS No. 123, the Company had an expense of $8,140 and $8,140 during the six months ended June 30, 2004 and 2003, respectively. The expense is included in the general and administrative amount in the statement of operations.


NOTE 6 -       OPERATING LEASES

              The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the six months ended June 30, 2004 and 2003 was $26,136 and $24,236, respectively.

              Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

              Year Ending
              December 31,                                                                              Amount
              ------------                                                                          ---------------
              2004                                                                                  $        51,000
              2005                                                                                           54,000
              2006 and thereafter                                                                             -
                                                                                                    ---------------

                   Total minimum lease payments                                                        $    105,000
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

              The net loss for the six months ended June 30, 2004 and 2003 was $180,651 and $185,747, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


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


NOTE 8 -      RELATED PARTY TRANSACTIONS

              Between October, 2002 and June, 2004, the Company paid $162,027 in advances to a company with a common officer. The balance receivable at June 30, 2004 is $22,875.


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

              Financial information as of and for the six months ended June 30, 2004 with respect to the reportable segments is as follows:

                                                             Online             Sports Event        Information
                                                            Services              Management         Technology
                                                          -----------------  ------------------  ------------------
              Cash                                        $          17,946  $            7,149  $           55,835
              Fixed assets, net                                      67,024               3,975              22,627
              Total assets                                          306,120              35,999             130,752
              Total liabilities                                   2,696,778              38,905             530,744
              External revenues                                      50,449              93,641             235,346
              Cost of goods sold                                     10,639              58,275             162,506
              Other income (expense)                                 27,938             (1,290)             (5,780)
              Segment profit (loss) before tax effect             (135,950)            (16,140)            (28,561)

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


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


NOTE 11 -     CAPITAL LEASES IN DEFAULT

              In May 2001, the Company entered into a capital lease agreement with IBM Credit Corp. ("IBM"). During 2001, the Company defaulted on the lease. In June 2002, IBM repossessed the computer equipment. The Company recognized a loss on the repossession of $130,171 during the year ended December 31, 2002. The balance of the lease payable at June 30, 2004 of $321,247 is the balance which was outstanding as of June 2002, the date of the repossession. As of the report date, no settlement has been negotiated with IBM in regards to the remaining balance due on the lease.

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
                                                                                                 ==================

              No depreciation expense associated with the equipment under capital lease was expensed during the six months ended June 30, 2004 and 2003, respectively.

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

         The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) information technology consulting services, and sales of computer hardware and software. The ability to generate revenues during the year 2004 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these products and services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

         Expenses which comprise cost of goods sold are principally comprised of
(i) offline costs associated with the management and promotion of sporting events which the company has an active role, and (ii) the wholesale purchase price of computer equipment sold by the Company. Also included in cost of goods sold are commissions paid for information technology consulting contracts and and personnel and materials costs to administer these services, as well as potential fee sharing expenses to organizations involved in sports event management, fundraising, and online registration and administration.

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

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2004 and 2003.

         Revenues. The Company generated net revenues of $283,344 during the three months ended June 30, 2004, a 0.25% decrease compared to $284,061 in net revenues during the second quarter of 2003. For the six months ended June 30, 2004, net revenues were 379,436, a 0.44% decrease compared to $381,118 in net revenues during the first six months of 2003. The Company lost two major events owned and managed during 2003 due to the departure of the event director. Lost revenues from the event were approximately $148,000 during the first six months of 2003. These lost revenues were made up by the acquisition of Secure Networks, Inc. which contributed approximately $141,000 during the first six months of 2004 resulting in the very small change in total revenues from the prior year. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. The Company anticipates that these four areas will constitute the principal source of the Company's revenue for the foreseeable future.

         Cost of Sales. Cost of sales for the three months ended June 30, 2004 were $189,602, a 1% increase from $187,711 during the second quarter of 2003. For the six months ended June 30, 2004, cost of sales were $220,420, a 7% increase compared to $206,262 during the first six months of 2003. This increase in cost of sales was principally attributable to the sales of computer hardware in which margins are not as high as other products and services of the Company. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services and sales commissions paid in connection with technology consulting projects.

         General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2004 were $122,434, a 34% increase from $91,048 during the second quarter of 2003. General and administrative expenses for the six months ended June 30, 2004 were $213,370, a 9% increase from $194,883 during the six months ended June 30, 2003. This increase was principally due to the acquisition of Secure Networks, Inc. which added approximately $21,000 in general and administrative expenses during the first half of 2004. Excluding Secure Networks, general and administrative expenses for the six months ended June 30, 2004 would have been $192,583, a 1% decrease compared to same period of the prior year. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $104,766 and $14,955, respectively, of general and administrative expenses during the second quarter of 2004, as compared to $80,493 and $16,825 during the second quarter of 2003. For the six months ended June 30, 2004 payroll expense and professional fees totaled approximately $183,292 and $22,687, respectively, of general and administrative expenses as compared to $178,551 and $39,673 during the first six months of 2003. The increase in payroll is once again attributable to the addition of Secure Networks. The Company continues to cut professional fees to a minimum.

         Selling and Marketing Expenses. Selling and marketing expenses for the three months ended June 30, 2004 were $70,475, a 35% increase from $52,330 during the second quarter of 2003. For the six months ended June 30, 2004, selling and marketing expenses were $115,696, a 5% increase from

$110,319 during the six month period ended June 30, 2003. This increase was primarily attributable to the acquisition of Secure Networks, Inc. and the sales of computer hardware and software. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States. The Company also continues to focus on the sales of its technology consulting services.

         Product Development. Product research and development expenditures were $18,941 for the three months ended June 30, 2004, as compared to $12,839 during the second quarter of 2003, an increase of 48%. For the six months ended June 30, 2004, product development expenses were $31,469, a 10% increase from $28,579 for the six months ended June 30, 2003. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other income of $20,868 for the six months ended June 30, 2004 compared to net other expense of $26,822 during the first half of 2003. This income was generated principally from the forgiveness of certain accounts payable by creditors of the Company resulting in other income of $36,696. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

         As of June 30, 2004, the Company's primary source of liquidity consisted of $80,930 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2004 of $23,205,751 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2003 and the six months ended June 30, 2004 was $410,249 and $180,651, respectively. The Company anticipates a net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

         The Company has made substantial progress in developing efficiencies in its business and revenue models during 2004 and expects substantial revenue growth with the acquisition of Secure Networks., Inc. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. The Company will likely require considerable amounts of financing to make continued advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

         Uncertain Protection of Trade Names and Related Intangible Assets. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2004, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

         Securities Eligible for Public Trading. Of the 101,124,854 shares of the Company's Common Stock outstanding at June 30, 2003, approximately 70,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

10.2          SportsNuts, Inc. 2000 Stock Option Plan. (4)

21.1          Subsidiaries of the Registrant.  (5)

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

(4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, filed with the Commission on May 11, 2001.

(5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on March 17, 2004.

               SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPORTSNUTS, INC.

Date:  August 15, 2004                     By: /s/ Kenneth I. Denos
                                           -----------------------------------
                                           Kenneth I. Denos
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

10.2          SportsNuts, Inc. 2000 Stock Option Plan. (4)

21.1          Subsidiaries of the Registrant.  (5)

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

(4) Filed as an Exhibit to the Company's quarterly Report on Form 10-QSB, filed with the Commission on May 11, 2001.

(5) Filed as an Exhibit to the Company's quarterly report on Form 10-QSB, filed with the Commission on March 17, 2004.