Form 10QSB
period 2004-09-30
SPORTSNUTS  INC
filed 2004-11-12
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)

     Delaware                                                          87-0561426
     --------                                                          ----------
     (State or other jurisdiction of                                  (IRS Employer
     incorporation or organization)                                    Identification No.)

     11585 South State Street, Suite 102
     Draper, Utah                                                      84020
     ------------                                                      -----
    (Address of principal executive offices)                          (Zip Code)

                                 (801) 816-2500
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2004, the Company had outstanding 106,321,086 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Financial Statements of the Company are prepared as of September 30, 2004.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB




                                    CONTENTS

Condensed Consolidated Balance Sheets......................................... 4

Condensed Consolidated Statements of Operations............................... 6

Condensed Consolidated Statements of Stockholders' Deficit.................... 8

Condensed Consolidated Statements of Cash Flows.............................. 10

Notes to the Condensed Consolidated Financial Statements..................... 12































   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                      Condensed Consolidated Balance Sheets


                                     ASSETS

                                                                            September 30,       December 31,
                                                                                2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                               $           51,425  $          51,927
   Accounts receivable, net                                                            48,387              7,485
   Advances due from related party                                                     15,375             16,445
   Prepaid expenses                                                                     7,317              6,000
                                                                           ------------------  -----------------

     Total Current Assets                                                             122,504             81,857
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT

   Computer hardware                                                                  529,672            516,869
   Computer software                                                                  789,409            788,309
   Furniture and office equipment                                                     207,020            196,719
   Less - accumulated depreciation                                                 (1,441,260)        (1,407,268)
                                                                           ------------------  -----------------

     Total Property and Equipment                                                      84,841             94,629
                                                                           ------------------  -----------------

OTHER ASSETS

   Goodwill, net                                                                      205,966            153,270
                                                                           ------------------  -----------------

     Total Other Assets                                                               205,966            153,270
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $          413,311  $         329,756
                                                                           ==================  =================








   The accompanying notes are an integral part of these financial statements.

                               SPORTSNUTS, INC.
                Condensed Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                              September 30,      December 31,
                                                                                 2004               2003
                                                                           ------------------  -----------------
                                                                               (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                        $          788,860  $         812,596
   Accrued expenses                                                                 1,450,376          1,156,292
   Deferred revenue                                                                    -                   7,500
   Capital leases, current portion                                                    321,247            321,247
   Notes payable, current portion                                                     110,000            110,000
   Notes payable, related parties, current portion                                    572,666            570,666
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      3,243,149          2,978,301
                                                                           ------------------  -----------------

LONG TERM LIABILITIES

   Notes payable                                                                       15,000             -
   Notes payable, related parties                                                      35,000             -
                                                                           ------------------  -----------------

     Total Long Term Liabilities                                                       50,000             -
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              3,293,149          2,978,301
                                                                           ------------------  -----------------

STOCKHOLDERS' DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 101,124,854 and 98,624,854 shares issued
    and outstanding, respectively                                                     202,250            197,250
   Additional paid-in capital                                                      20,214,015         20,179,305
   Accumulated deficit                                                            (23,296,103)       (23,025,100)
                                                                           ------------------  -----------------

     Total Stockholders' Deficit                                                   (2,879,838)        (2,648,545)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                             $          413,311  $         329,756
                                                                           ==================  =================




   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                For the Three Months Ended
                                                                                        September 30,
                                                                           -------------------------------------
                                                                                 2004              2003
                                                                           ------------------  -----------------


NET SALES                                                                  $          117,256  $         191,910
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of sales                                                                       48,452            121,419
   General and administrative                                                         136,061             86,440
   Selling and marketing                                                               64,627             38,799
   Research and development                                                            18,849             14,763
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         267,989            261,421
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (150,733)           (69,511)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (34,601)           (27,555)
   Interest income                                                                        101                 33
   Gain on settlement of debt                                                          74,481              9,744
   Other income                                                                        20,400             13,950
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     60,381             (3,828)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                              (90,352)           (73,339)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $          (90,352) $         (73,339)
                                                                           ==================  =================

LOSS PER COMMON SHARE
   BASIC AND DILUTED                                                       $            (0.00) $           (0.00)
                                                                           ==================  ==================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                101,124,854         98,268,854
                                                                           ==================  =================





   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                           -------------------------------------
                                                                                 2004              2003
                                                                           ------------------  -----------------


NET SALES                                                                  $          496,691  $         573,030
                                                                           ------------------  -----------------

OPERATING EXPENSES
   Cost of sales                                                                      279,871            327,681
   General and administrative                                                         344,428            281,327
   Selling and marketing                                                              175,200            149,118
   Research and development                                                            49,445             43,342
                                                                           ------------------  -----------------

     Total Operating Expenses                                                         848,944            801,468
                                                                           ------------------  -----------------

LOSS FROM OPERATIONS                                                                 (352,253)          (228,438)
                                                                           ------------------  -----------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (95,318)           (85,198)
   Interest income                                                                        301                114
   Gain on settlement of debt                                                         111,177              9,744
   Other income                                                                        65,090             44,690
                                                                           ------------------  -----------------

     Total Other Income (Expenses)                                                     81,250            (30,650)
                                                                           ------------------  -----------------

LOSS BEFORE INCOME TAXES                                                             (271,003)          (259,088)

INCOME TAX EXPENSE                                                                     -                  -
                                                                           ------------------  -----------------

NET LOSS                                                                   $         (271,003) $        (259,088)
                                                                           ==================  =================


LOSS PER COMMON SHARE                                                      $            (0.00) $           (0.00)
 BASIC AND DILUTED                                                         ==================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                                100,842,007         98,268,854
                                                                           ==================  =================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
       Condensed Consolidated Statements of Stockholders' Deficit

                                             Preferred Stock                      Common Stock
                                             ---------------                      ------------

                                        Shares         Amount           Shares               Amount
                                        ------         ------           ------               ------

Balance, December 31, 2002                178,000       $  356           98,268,854          $  196,538

Warrants/options issued below market            -            -                    -                   -
value

Conversion of preferred stock to
common stock                            (178,000)        (356)              356,000                 712

Net loss for the year ended December            -            -                    -                   -
31, 2003
                                       ----------------------------------------------------------------

Balance, December 31, 2003                      -            -           98,624,854             197,250

Warrants/options issued below market
value (unaudited)                               -            -                    -                   -

Shares issued for purchase of Secure
Networks, Inc. (unaudited)                      -            -            2,500,000               5,000

Net loss for the nine months ended
September 30, 2004 (unaudited)                                                                        -
                                       -----------      ------------     -----------           ---------

Balance, September 30, 2004 (unaudited)          -      $          -     101,124,854           $ 202,250
                                       ===========      ============     ===========           =========



















   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
 Condensed Consolidated Statements of Stockholders' Deficit (Continued)

                                                                      Additional
                                                               Paid-In          Accumulated    Total Stockholders'
                                                               Capital            Deficit           Deficit
                                                               -------            -------       ----------------

Balance, December 31, 2002                                     $ 20,163,380     $(22,614,851)       $(2,254,577)

Warrants/options issued below market value                           16,281                 -             16,281

Conversion of preferred stock to common stock                         (356)                 -                  -

Net loss for the year ended December 31, 2003                             -         (410,249)           (410,249)
                                                               ------------     -------------        -----------

Balance, December 31, 2003                                       20,179,305      (23,025,100)        (2,648,545)

Warrants/options issued below market value (unaudited)               12,210                 -             12,210

Shares issued for purchase of Secure Networks, Inc.                  22,500                 -             27,500
(unaudited)

Net loss for the nine months ended September 30, 2004 (unaudited)         -         (271,003)           (271,003)
                                                               ------------     ------------       -------------

Balance, September 30, 2004 (unaudited)                        $ 20,214,015     $(23,296,103)      $ (2,879,838)
                                                               ============     =============      =============






















   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                       For the Nine Months Ended
                                                                                              September 30,
                                                                                   --------------------------------------
                                                                                          2004                 2003
                                                                                   ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                         $        (271,003)  $        (259,088)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation                                                                              33,992              32,284
     Warrants/options issued below market value                                                12,210              12,210
     Gain on settlement of debt                                                              (111,177)             (9,711)
   Changes in operating assets and liabilities:
     Accounts receivable                                                                      (40,902)            (21,196)
     Advances due from related party                                                            1,070              48,394
     Other current assets                                                                      (1,317)             (1,039)
     Deferred revenue                                                                          (7,500)             -
     Accounts payable and accrued expenses                                                    356,329             210,555
                                                                                    -----------------   -----------------

       Net Cash Provided (Used) in Operating Activities                                       (28,298)             12,409
                                                                                    ------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                        (24,204)            (33,022)
                                                                                    -----------------   ------------------

       Net Cash Used in Investing Activities                                                  (24,204)            (33,022)
                                                                                    -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                     15,000              -
   Proceeds from issuance of notes payable - related parties                                   37,000              50,000
   Principal payments of notes payable - related parties                                       -                  (50,000)
                                                                                    -----------------   -----------------

       Net Cash Provided by Financing Activities                                    $          52,000   $          -
                                                                                    -----------------   -----------------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS                                                                   $            (502)  $         (20,613)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                           51,927              40,573
                                                                                    -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $          51,425   $          19,960
                                                                                    =================   =================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                                  eptember 30,
                                                                                   --------------------------------------
                                                                                       2004                2003
                                                                                   -----------------    -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

   Interest                                                                         $           6,952   $           9,889
   Income taxes                                                                     $          -        $          -




































   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003
                                   (Unaudited)


NOTE 1 -  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 29, 2004. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

NOTE 2 -  MATERIAL EVENTS

          During the nine months ended September 30, 2004, the Company received a total of $15,000 proceeds from notes payable issued to unrelated individuals and $37,000 proceeds from notes payable to related individuals. These notes are unsecured, bear interest at 8% per annum with principal and interest due on March 1, 2007.

          On February 1, 2004, the Company acquired Secure Networks, Inc. ("Secure Networks") by exchanging 2,500,000 shares of its common stock for all of the common stock of Secure Networks. The transaction was accounted for as a purchase in accordance with APB 16, "Business Combinations." The results of operations of Secure Networks are included in the consolidated financial statements from the date of acquisition. Goodwill of $52,695 has been recorded in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". The Company has determined that there has been no impairment in goodwill.

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

         The Company also provides technology-based services to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). Synerteck offers a wide variety of technology services, including web site design, programming, and hosting, wide area network or local area network configuration, hardware lease brokering, and hardware configuration. Beginning in February, 2004, the Company also began selling computer hardware through Secure Networks, Inc., the Company's wholly-owned subsidiary ("Secure Networks").

         SportsNuts intends to focus its future business exclusively on sports-related activities. Accordingly, on October 12, 2004, the Company announced that it was spinning off Synerteck on a pro-rata basis to all shareholders of record as of November 15, 2004. Synerteck is a reporting company pursuant to the requirements of the Securities Exchange Act of 1934. Also on October 12, 2004, the Company announced its intention to spin-off Secure Networks on a pro-rata basis to the shareholders of the Company as soon as practicable after January 1, 2005.

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

Results of Operations

         Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 2004 and 2003.

         Revenues. The Company generated net revenues of $117,256 during the three months ended September 30, 2004, a 39% decrease compared to $191,910 in net revenues during the third quarter of 2003. For the nine months ended September 30, 2004, net revenues were $496,691, a 13% decrease compared to $573,030 in net revenues during the first nine months of 2003. The Company lost two major events during 2004 which were owned and managed during 2003 due to the departure of the event director. Lost revenues from the events were approximately $234,000 during the first nine months of 2003. A majority of these lost revenues were made up by the acquisition of Secure Networks, Inc. which contributed approximately $200,000 in revenues during the first nine months of 2004. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because the Company has announced the pending spin-off of Synerteck and Secure Networks, the Company's two wholly-owned subsidiaries, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, following these spin-offs, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

         Cost of Sales. Cost of sales for the three months ended September 30, 2004 were $48,452, a 60% decrease from $121,419 during the third quarter of 2003. For the nine months ended September 30, 2004, cost of sales were $279,871, a 15% decrease compared to $327,681 during the first nine months of 2003. This decrease in cost of sales corresponds with the decrease in revenues and is mainly due to the lost events discussed above. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2004 were $136,061, a 57% increase from $86,440 during the third quarter of 2003. General and administrative expenses for the nine months ended September 30, 2004 were $344,428, a 22% increase from $281,327 during the nine months ended September 30, 2003. This increase was principally due to the acquisition of Secure Networks, Inc. which added approximately $33,000 in general and administrative expenses during the first three quarters of 2004. Furthermore, consulting fees of $25,000 were incurred in connection with the integration of new phone systems and other technology services. Excluding Secure Networks and the consulting contract, general and administrative expenses for the nine months ended September 30, 2004 would have been $286,052, a 2% increase compared to the same period of the prior year. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $89,493 and $11,009, respectively, of general and administrative expenses during the third quarter of 2004, as compared to $75,735 and $570 during the third quarter of 2003. For the nine months ended September 30, 2004 payroll expense and professional fees totaled approximately $284,284 and $23,805, respectively, of general and administrative expenses as compared to $254,286 and $9,288 during the first nine months of 2003. The increase in payroll is once again attributable to the addition of Secure Networks. The increase in professional fees is due to fees associated with the pending spin off of the wholly owned subsidiary, Synerteck, Incorporated.

         Selling and Marketing Expenses. Selling and marketing expenses for the three months ended September 30, 2004 were $64,627, a 67% increase from $38,799 during the third quarter of 2003. For the nine months ended September 30, 2004, selling and marketing expenses were $175,200, a 17% increase from $149,118 during the nine month period ended September 30, 2003. This increase was primarily attributable to the acquisition of Secure Networks, Inc. and the sales of computer hardware and software which added $37,500 in selling and marketing expenses during the first nine months of 2004. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States.
         Product Development. Product research and development expenditures were $18,849 for the three months ended September 30, 2004, as compared to $14,763 during the third quarter of 2003, an increase of 28%. For the nine months ended September 30, 2004, product development expenses were $49,445, a 14% increase from $43,342 for the nine months ended September 30, 2003. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other income of $81,250 for the nine months ended September 30, 2004 compared to net other expense of $30,650 during the first three quarters of 2003. This income was generated principally from the forgiveness of certain accounts payable by creditors of the Company resulting in other income of $111,177. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

         As of September 30, 2004, the Company's primary source of liquidity consisted of $51,425 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

         The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2004 of $23,296,103 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2003 and the nine months ended September 30, 2004 was $410,249 and $271,003, respectively. The Company anticipates a net loss for the year ended December 31, 2004 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

         Securities Eligible for Public Trading. Of the 106,321,086 shares of the Company's Common Stock outstanding at September 30, 2004, approximately 80,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

         ----------------


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

                                      SPORTSNUTS, INC.

       Date: November 10 2004         By /s/ Kenneth I. Denos
                                      ----------------------------------------
                                      Kenneth I. Denos
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

        ----------------


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