Form 10-K
period 2004-12-31
SPORTSNUTS  INC
filed 2005-03-31
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)


                     Delaware                                                                87-0561426
----------------------------------------------------                            --------------------------------------
           (State or other jurisdiction                                                     (IRS Employer
         of incorporation or organization)                                               Identification No.)

        11585 South State Street, Suite 102
                   Draper, Utah                                                                 84020
----------------------------------------------------                            --------------------------------------
     (Address of principal executive offices)                                                (Zip Code)


                                 (801) 816-2500
                           (Issuer's telephone number)

       -------------------------------------------------------------------
 (Former name or former address and former fiscal year, if changed since last report.)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Company's revenues for the fiscal year ending December 31, 2004 were $828,055.

     The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 1, 2005, was approximately $354,878.81. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 1, 2005, the Company had outstanding 111,674,854 shares of common stock, par value $0.002 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


     Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS

PART I.........................................................................1

   ITEM 1:  DESCRIPTION OF BUSINESS............................................1

   ITEM 2:  DESCRIPTION OF PROPERTY...........................................11

   ITEM 3:  LEGAL PROCEEDINGS.................................................12

   ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS...............12

PART II.......................................................................13

   ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........13

   ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL.................14

   ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB......................18

   ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................39

   ITEM 8A: CONTROLS AND PROCEDURES...........................................39

PART III......................................................................40

   ITEM 9:   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
             SECTION 16(A) OF THE EXCHANGE ACT................................40

   ITEM 10:  EXECUTIVE COMPENSATION...........................................41

   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND
             RELATED STOCKHOLDER MATTERS......................................42

   ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................43

   ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.................................43

   ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................44

INDEX TO EXHIBITS.............................................................44

SIGNATURES....................................................................46

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

ITEM 1:  DESCRIPTION OF BUSINESS

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

     Uncertain Protection of Trade Names and Related Intangible Assets. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of financial resources available to the Company during 2004, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

     Securities Eligible for Public Trading. All of the Company's outstanding shares are either freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

     The Company previously provided technology-based services such as hosting, email exchange services, and website design to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). On November 15, 2004, Synerteck was spun off, on a pro-rata basis, to the shareholders of SportsNuts. The spin-off is described in a report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 12, 2004.

     Beginning in February, 2004, the Company began offering computer hardware sales and related services through Secure Networks, Inc., its wholly-owned subsidiary. The Company has recently announced that it intends to focus exclusively on the sports industry and, consistent with the spin-off of Synerteck, intends to sell or spin-off Secure Networks in the future.

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

     The Internet. Sports has been a core staple in the development of the Internet. Over thirty million users in the United States access the Internet each day for sports-related information. The administration of amateur sports organizations and events and the information management of amateur sports data lend itself to unique marketing approaches that can be greatly facilitated through various web-based solutions, but are currently not addressed efficiently by any single organization.

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


INTELLECTUAL PROPERTY

     The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2004, the Company has not pursued any trademark applications for its name and brand.

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


EMPLOYEES

     As of March 1, 2005, the Company employed nine persons on a part-time basis. The Company presently has no full-time employees. In order to execute the Company's business strategy, however, the Company will likely require a significant increase in employees and contract personnel. Competition for qualified personnel in the information technology industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.


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

                 None.

                                    PART II.


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)  Market for Common Equity and Related Stockholder Matters.

              (1) Market Information.

     The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "SPCI." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of March 1, 2005, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2004:

                                                     High                                             Low
---------------------------------------- ------------------------------------- --------------------------------------

Fourth Quarter 2004                      $ 0.02                                $ 0.008
---------------------------------------- ------------------------------------- --------------------------------------
Third Quarter 2004                       $ 0.008                               $ 0.008
---------------------------------------- ------------------------------------- --------------------------------------
Second Quarter 2004                      $ 0.013                               $ 0.008
---------------------------------------- ------------------------------------- --------------------------------------
First Quarter 2004                       $ 0.025                               $ 0.006
---------------------------------------- ------------------------------------- --------------------------------------

     The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2003:

                                                     High                                             Low
---------------------------------------- ------------------------------------- --------------------------------------
Fourth Quarter 2003                      $ 0.008                               $ 0.0013
---------------------------------------- ------------------------------------- --------------------------------------
Third Quarter 2003                       $ 0.07                                $ 0.005
---------------------------------------- ------------------------------------- --------------------------------------
Second Quarter 2003                      $ 0.008                               $ 0.003
---------------------------------------- ------------------------------------- --------------------------------------
First Quarter 2003                       $ 0.01                                $ 0.003
---------------------------------------- ------------------------------------- --------------------------------------

              (2) Holders.

     As of March 1, 2005, the Company had approximately 380 holders of record of its Common Stock.

              (3) Dividends.

     The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

     (b) Recent Sales of Unregistered Securities.


     As of December 31, 2004, the Company has outstanding 19,755,000 common stock purchase options granted to various officers, directors, employees, and service providers of the Company pursuant to the Company's 2000 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.


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

     The Company previously provided technology-based services such as hosting, email exchange services, and website design to sports and other organizations through Synerteck Incorporated, the Company's wholly-owned subsidiary ("Synerteck"). On November 15, 2004, Synerteck was spun off, on a pro-rata basis, to the shareholders of SportsNuts. The spin-off is described in a report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 12, 2004.

     Beginning in February, 2004, the Company began offering computer hardware sales and related services through Secure Networks, Inc., its wholly-owned subsidiary. The Company intends to focus exclusively on the sports industry and, consistent with the spin-off of Synerteck, intends to sell or spin-off Secure Networks in the future.

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) computer hardware sales. The ability to generate revenues during the year 2004 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the years ended December 31, 2004 and 2003.

     Revenues. The Company generated net revenues of $828,055 during the year ended December 31, 2004, which represents a 26% increase compared to $659,223 in net revenues during the year 2003. This increase was primarily due to greater technology consulting fees generated during 2004 and revenues from computer hardware sales through Secure Networks, Inc., the Company's wholly-owned subsidiary. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the spin-off of Synerteck, one of the Company's wholly-owned subsidiaries, the Company's source of revenues will be related to sports events and services rendered pursuant thereto and computer hardware and software sales. Accordingly, the Company anticipates that future overall consolidated revenues will likely be lower than in prior periods.

     Cost of Sales. Cost of sales for the year ended December 31, 2004 were $506,948, a 36%
increase from $373,087 during the year 2003. This increase correlates to the increase in revenues and is mainly attributable to expenses incurred pursuant to the delivery of the Company's online registration services, sports event management and promotional services, and sales commissions paid in connection with technology consulting projects. The increased percentage is due to the sales of hardware and software which do not have as high of margins as other revenue sources of the Company. The Company anticipates that cost of sales will increase in the future as a result of increased revenues associated with hardware sales through Secure Networks, Inc., its wholly owned subsidiary.

     General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2004 were $470,996, a 23% increase from $383,366 during the year 2003. This increase was principally due to the acquisition of Secure Networks, Inc. which added approximately $57,000 in general and administrative expenses during the year 2004. The Company also had expiring warrants which were issued below market value resulting in an expense of $50,200. Furthermore, consulting fees of $25,000 were incurred in connection with the integration of new phone systems and other technology services.
Excluding the above expenses, general and administrative expenses for the year ended December 31, 2004 would have been $338,796, a 12% decrease compared to the year 2003. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits, professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $298,231 and $34,918, respectively, of general and administrative expenses during 2004, as compared to $268,512 and $9,905 during 2003. The increase in payroll is once again attributable to the addition of Secure Networks. The increase in professional fees is due to fees associated with the spin-off of the wholly owned subsidiary, Synerteck, Incorporated.

     Selling and Marketing Expenses. Selling and marketing expenses for the year ended December 31, 2004 were $219,462, a 6% increase from $206,482 during 2003. This increase was primarily attributable to the acquisition of Secure Networks, Inc. and the sales of computer hardware and software which added approximately $49,000 in selling and marketing expenses for the year 2004. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States.

     Product Development. Product research and development expenditures were $63,061 for the year ended December 31, 2004, as compared to $64,011 during 2003, a decrease of 1%. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $121,162 for the year ended December 31, 2004 compared to net other expense of $42,526 during 2003. The increase was primarily due to the write down of goodwill of $153,270 related to the wholly owned subsidiary Rocky Mountain Sports Alliance. Although management believes the subsidiary will improve its operations and become profitable, the goodwill recorded at acquisition is no longer justifiable. Gain on forgiveness of debt of $90,539 contributed to the income in this category. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of December 31, 2004, the Company's primary source of liquidity consisted of $14,105 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2004 of $23,578,674 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the years ended December 31, 2004 and 2003 was $553,574 and $410,249, respectively. The Company anticipates a net loss for the year ended December 31, 2005 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has made substantial progress in developing its business and revenue models during the year 2004. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. Presently, however, the Company believes that its capital resources are insufficient for ongoing operations, with minimal current cash reserves. The Company will likely require considerable amounts of financing to make any significant advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB







                                    CONTENTS

Report of Independent Registered Public Accounting Firm.......................19

Consolidated Balance Sheet....................................................20

Consolidated Statements of Operations........................................ 22

Consolidated Statements of Stockholders' Deficit............................. 23

Consolidated Statements of Cash Flows........................................ 25

Notes to the Consolidated Financial Statements............................... 27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
SportsNuts, Inc. and Subsidiaries
Draper, Utah

We have audited the accompanying consolidated balance sheets of SportsNuts, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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




Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 29, 2005

                                SPORTSNUTS, INC.
                           Consolidated Balance Sheet

                                                       ASSETS
                                                                                                    December 31,
                                                                                                        2004
                                                                                                ----------------------

CURRENT ASSETS

   Cash and cash equivalents (Note 1)                                                                     $    14,105
   Accounts receivable, net (Note 1)                                                                          148,604
   Advances due from related party (Note 8)                                                                    19,876
   Prepaid expenses                                                                                             7,230
                                                                                                ----------------------

      Total Current Assets                                                                                    189,815
                                                                                                ----------------------

PROPERTY AND EQUIPMENT (Note 1)

   Computer hardware                                                                                          514,954
   Computer software                                                                                          789,409
   Furniture and office equipment                                                                             196,719
   Less - accumulated depreciation                                                                        (1,448,343)
                                                                                                ----------------------

      Total Property and Equipment                                                                             52,739
                                                                                                ----------------------

OTHER ASSETS

   Goodwill, net (Note 1)                                                                                      52,696
                                                                                                ----------------------

      Total Other Assets                                                                                       52,696
                                                                                                ----------------------

      TOTAL ASSETS                                                                                       $    295,250
                                                                                                ======================




















   The accompanying notes are an integral part of these financial statements.
                                       20

                                SPORTSNUTS, INC.
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                    December 31,
                                                                                                        2004
                                                                                                ----------------------

CURRENT LIABILITIES

   Accounts payable                                                                             $             867,593
   Accrued expenses (Note 1)                                                                                1,480,798
   Notes payable, current portion (Note 3)                                                                    110,000
   Notes payable, related parties (Note 2)                                                                    597,666
                                                                                                ----------------------

      Total Current Liabilities                                                                             3,056,057
                                                                                                ----------------------

STOCKHOLDERS DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares authorized,
     111,674,854 shares issued and outstanding, respectively                                                  223,350
   Additional paid-in capital                                                                              20,656,267
   Stock subscriptions receivable                                                                            (61,750)
   Accumulated deficit                                                                                   (23,578,674)
                                                                                                ----------------------

      Total Stockholders' Deficit                                                                         (2,760,807)
                                                                                                ----------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $          295,250
                                                                                                ======================

























   The accompanying notes are an integral part of these financial statements.
                                       21

                                SPORTSNUTS, INC.
                      Consolidated Statements of Operations


                                                                                       For the Years Ended
                                                                                          December 31,
                                                                                  2004                    2003
                                                                           --------------------    --------------------

NET SALES                                                                          $   828,055             $   659,223
                                                                           --------------------    --------------------

OPERATING EXPENSES
   Cost of sales                                                                       506,948                 373,087
   General and administrative                                                          470,996                 383,366
   Selling and marketing                                                               219,462                 206,482
   Research and development                                                             63,061                  64,011
                                                                           --------------------    --------------------

      Total Operating Expenses                                                       1,260,467               1,026,946
                                                                           --------------------    --------------------

LOSS FROM OPERATIONS                                                                 (432,412)               (367,723)
                                                                           --------------------    --------------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                  (144,581)               (114,758)
   Impairment of goodwill                                                            (153,270)                       -
   Interest income                                                                         330                     222
   Gain on settlement of debt (Note 1)                                                  90,539                  12,470
   Other income                                                                         85,820                  59,540
                                                                           --------------------    --------------------

      Total Other Income (Expenses)                                                  (121,162)                (42,526)
                                                                           --------------------    --------------------

LOSS BEFORE INCOME TAXES                                                             (553,574)               (410,249)

INCOME TAX EXPENSE                                                                           -                       -
                                                                           --------------------    --------------------

NET LOSS                                                                          $  (553,574)            $  (410,249)
                                                                           ====================    ====================
                                                                           ====================    ====================

BASIC NET LOSS PER COMMON SHARE -
  BASIC AND DILUTED (Note 1)
      Net loss from continuing operations                                          $    (0.01)              $   (0.00)
                                                                           --------------------    --------------------

         Basic Net loss Per Share                                                  $    (0.01)              $   (0.00)
                                                                           ====================    ====================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                         104,673,073              98,269,829
                                                                           ====================    ====================








   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                Consolidated Statements of Stockholders' Deficit


                                                                  Preferred Stock           Common Stock

                                                                 Shares      Amount      Shares       Amount
                                                                 ------      ------      ------       ------

         Balance, December 31, 2002                                178,000 $            98,268,854 $
                                                                                                   196,538
                                                                           356

         Warrants/Options issued below market value                      -          -            -            -

         Conversion of preferred stock to common stock           (178,000) $               356,000          712
                                                                           (356)

         Net loss for the year ended December 31, 2003
                                                                         -          -            -            -

         Balance, December 31, 2003                                      -          -   98,624,854      197,250

         Warrants/Options issued below market value                      -          -            -            -

         Shares issued for purchase of Secure Networks, Inc.             -          -    2,500,000 $      5,000

         Shares issued for debt payment                                  -          -    8,150,000 $     16,300

         Spin-off of Synerteck, Incorporated                             -          -            -            -

         Sale of Sports Management Partners, Inc.                        -          -            -            -

         Exercise of stock options                                       -          -    2,400,000        4,800

         Net loss for the year ended December 31, 2004                   -          -            -            -
                                                                         -          -            -            -

         Balance, December 31, 2004                                         $       -  111,674,854   $  223,350
                                                               ===========  =========  ===========   ==========


























   The accompanying notes are an integral part of these financial statements.
                                       23

                                SPORTSNUTS, INC.
          Consolidated Statements of Stockholders' Deficit (Continued)


                                                             Additional       Stock                          Total
                                                              Paid-In      Subscription    Accumulated   Stockholders'
                                                              Capital       Receivable       Deficit        Deficit
                                                              -------       ----------       -------        -------

Balance, December 31, 2002                                $     20,163,380           -     (22,614,851)     (2,254,577)

Warrants/Options issued below market value                          16,281           -               -          16.281

Conversion of preferred stock to common stock                        (356)           -               -               -

Net loss for the year ended December 31, 2003                            -           -        (410,249)       (410,249)
                                                               -----------   ---------    ------------     -----------

Balance, December 31, 2003                                      20,179,305             -  (23,025,100)     (2,648,545)

Warrants/Options issued below market value                          50,200             -             -          50,200

Shares issued to purchase Secure Networks, Inc.                     22,500             -             -          27,500

Shares issued for debt payment                                      24,450             -             -          40,750

Spin-off of Synerteck, Incorporated                                 33,011             -             -          33,011

Sale of Sports Management Partners, Inc.                           289,851             -             -         289,851

Exercise of stock options                                           56,950      (61,750)             -               -

Net loss for the year ended December 31, 2004                            -             -      (553,574)       (553,574)
                                                              ------------   -----------    ----------      -----------

Balance, December 31, 2004                                $     20,656,267       (61,750)  (23,578,674)     (2,760,807)
                                                              ============   ===========    ==========      ===========






















   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                      Consolidated Statements of Cash Flows

                                                                                       For the Years Ended
                                                                                          December 31,
                                                                                  2004                    2003
                                                                           --------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $       (553,574)        $        (410,249)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                                         44,345                  43,855
   Warrants/options issued below market value                                           50,200                  16,281
   Gain on settlement of debt                                                          (90,539)                (12,470)
   Loss on impairment of goodwill                                                      153,270                       -
Changes in operating assets and liabilities:
    Accounts receivable                                                             (175,403)                    5,731
    Advances due from related party                                                   (3,431)                   39,144
    Other current assets                                                              (1,230)                     (439)
    Deferred revenue                                                                  (7,500)                    7,500
    Accounts payable and accrued expenses                                             543,244                  353,023
                                                                           --------------------    --------------------

        Net Cash Provided (Used) in Operating Activities                         (40,618)                       42,376
                                                                            --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property & equipment                                                (24,204)                 (33,022)
                                                                           --------------------    --------------------

        Net Cash Used in Investing Activities                                        (24,204)                 (33,022)
                                                                           --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable - related parties                           27,000                   52,000
   Principal payments of notes payable - related parties                                 -                     (50,000)
                                                                           --------------------    --------------------

        Net Cash Provided by Financing Activities                          $           27,000      $             2,000
                                                                            --------------------    --------------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                          $         (37,822)      $           11,354

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                   51,927                   40,573
                                                                           --------------------    --------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                 $           14,105      $           51,927
                                                                           ====================    ====================




   The accompanying notes are an integral part of these financial statements.
                                       25

                                SPORTSNUTS, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                                               For the Years Ended
                                                                                                  December 31,
                                                                                      --------------------------------------
                                                                                            2004                 2003
                                                                                      -----------------    -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

    Interest                                                                          $        4,815       $       13,877
    Income taxes                                                                      $            -       $            -


































   The accompanying notes are an integral part of these financial statements.
                                       26

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003

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

          During February 2004, the Company acquired Secure Networks, Inc. from an individual for 2,500,000 shares of SportsNuts, Inc.'s common stock making it a wholly owned subsidiary. The purchase agreement also provides for issuance of up to an additional 2,500,000 shares in each of the following three years. The actual number of shares yet to be issued will be determined by formula in each of these three years. Goodwill of $52,696 has been recognized as a result of this acquisition. As of December 31, 2004, we have determined that there has been no impairment of goodwill.

          b. Accounting Method

          The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

          c. Cash and Cash Equivalents

          Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


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

                      Computer hardware                         3 years
                      Computer software                         3 years
                      Office equipment                          7 years

          Depreciation expense for the years ended December 31, 2004 and 2003 was $44,345 and $43,855, respectively.

          e. Accounts Receivable

          Accounts receivable are recorded net of the allowance for doubtful accounts of $10,292 and $38,782 as of December 31, 2004 and 2003, respectively.

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

          i. Goodwill

          Based on SFAS No. 142, the Company has determined that the goodwill associated with the acquisition of RMSA will no longer be amortized. During 2004 the Company has determined that there has been an impairment in goodwill and written off the balance of $153,270 during the year.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          j. Basic Net Loss Per Share

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                            -----------------------------------------
                                                                                  2004                   2003
                                                                            ------------------    -------------------

          Basic net loss per share from continuing operations:

                       Loss (numerator)                                           $ (553,574)           $  (410,249)
                       Shares (denominator)                                       104,673,073             98,269,829
                       Per share amount                                           $     (0.01)          $      (0.00)

          The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

          k. Provision for Taxes

          The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all, or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2004.

          At December 31, 2004 the Company had net operating loss carryforwards of approximately $14,000,000 that may be offset against future taxable income through 2024. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

          m. Stock Options and Warrants

          As permitted by FASB Statement 123 "Accounting for Stock Based Compensation" (SFAS No. 123), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income (loss) and basic earnings (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


          NOTE 1 -ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

          m. Stock Options and Warrants (Continued)

          common stock on the date of grant. As of December 31, 2004, there were 19,735,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

          For purposes of the pro forma disclosures and to measure and record consideration paid to non-employees in the form of stock options or warrants, the Company applies FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires the Company to estimate the fair value of each dilutive instrument (stock options and warrants) award at the grant date by using the Black-Scholes option pricing model.

          n. Gain on Settlement of Debt

          The gain on settlement of debt arises from the forgiveness of certain accounts payable by creditors of the Company in exchange for structured cash payments or cash settlements for less than the face amount of the obligations. The Company is continuing to negotiate with additional creditors to settle other old accounts payable at a discount.

          o. Accrued Expenses

          The company has two lines of credit outstanding at December 31, 2004. The balances are included in accrued expenses on the financial statements. Following are the details of each line of credit:

          Line of credit is due on demand and is personally guaranteed by a shareholder of the Company.
          Available credit line                                      $       40,000.00
          Interest rate                                                             5%
          Balance outstanding at December 31, 2004                   $       21,142.86

          Line of credit is due on demand.
          Available credit line                                      $       34,000.00
          Interest rate                                                             8%
          Balance outstanding at December 31, 2004                   $       28,572.74

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 2 - NOTES PAYABLE - RELATED PARTIES

              Notes payable - related parties consisted of the following:

                                                                                               December 31,
                                                                                                    2004
                                                                                             ----------------

              Note payable to a shareholder, secured by tangible
               and intangible assets of the Company,
               interest at 16%, principal and interest due
               April 1, 2000, past due. Note is convertible into
               common stock of the Company at $.10 per share.                                   $       450,000

              Note payable to a related individual, secured
               by tangible assets of the Company, interest at 16%,
               principal and interest due May 4, 2000, past due.
               Note is convertible into common stock of the
               Company at $1.00 per share.                                                              20,000

              Notes payable to related individuals, unsecured,
               interest at 10%, due on demand.                                                         127,666
                                                                                             -----------------

                     Total notes payable - related parties                                             597,666

                     Less: current portion                                                            (597,666)
                                                                                             -----------------

                     Long-term notes payable                                                 $         -
                                                                                             =================


              Maturities of notes payable - related parties are as follows:

                       Year Ending
                      December 31,                                                                 Amount
                  -------------------                                                        -------------------

                         2005                                                                 $         597,666
                                                                                             -------------------

                         Total                                                                $         597,666
                                                                                             ===================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 3 - NOTES PAYABLE

         Notes payable consisted of the following:
                                                                                                  December 31,
                                                                                                         2004
                                                                                              -------------------

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
                                                                                               =================

         Maturities of notes payable are as follows:

                     Year Ending
                     December 31,                                                                     Amount
                   ---------------                                                             -----------------

                         2005                                                                  $         110,000
                                                                                               -----------------

                        Total                                                                  $         110,000
                                                                                               =================

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

          Effective December 31, 2003, the Company converted 178,000 shares of preferred stock into 356,000 shares of common stock..

          Effective February 1, 2004, the Company issued 2,500,000 shares of its common stock valued at $0.011 per share to acquire Secure Networks, Inc.

          Effective May 14, 2004, the Company issued 3,150,000 shares of its common stock valued at $0.005 per share in satisfaction of interest payable due to an individual by the Company.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

          Effective October 4, 2004, the Company issued 5,000,000 shares of its common stock valued at $0.005 per share in satisfaction of obligations for consulting services received by the Company.

          Effective October 11, 2004, the Company issued 2,400,000 shares of its common stock in exchange for stock options held by an employee of the Company. The Company has recorded a stock subscription receivable of $61,750 as payment has not yet been received.

NOTE 5 - OPTIONS AND WARRANTS

          Employee Stock Options

          The following tables summarize the information regarding employee stock options at December 31, 2004:

                 Options outstanding at December 31, 2003                                          22,135,000
                 Options granted                                                                            -
                 Options exercised                                                                 (2,400,000)
                                                                                            ------------------
                 Options outstanding at December 31, 2004                                          19,735,000
                                                                                            ==================
                 Weighted average exercise price of options
                 outstanding at December 31, 2004                                           $            0.01
                                                                                            ==================


                                   Number of         Weighted                        Number of
                                    Options           Average        Weighted         Options          Weighted
                                  Outstanding        Remaining       Average       Exercisable at       Average
                  Exercise       December 31,       Contractual      Exercise       December 31,       Exercise
                   Prices            2004              Life           Price             2004             Price
               ---------------------------------- ------------------------------- ----------------- ----------------

               $         0.005         8,750,000             3.80 $       0.005            200,000  $       0.005
               $         0.020         9,525,000             2.15 $       0.020          3,810,416  $       0.020
               $         0.030         1,425,000             1.38 $       0.030          1,012,083  $       0.030
               $         0.160            35,000             0.58 $       0.160             35,000  $       0.160

          The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no expense has been recognized for its stock option plan during the years ended December 31, 2004 and 2003. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                                                                          December 31,
                                                                            -----------------------------------------
                                                                                  2004                   2003
                                                                            ------------------    -------------------
                                                                            ------------------

           Net loss as reported                                                $     (553,574)        $     (410,249)
           Pro forma net loss                                                        (553,574)              (455,410)
           Basic loss per share as reported                                             (0.01)                 (0.00)
           Pro forma basic loss per share                                      $        (0.01)        $        (0.00)

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 5 - OPTIONS AND WARRANTS (Continued)

          The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                 Risk free interest rate                                                        2.78% - 6.12%
                 Expected life                                                                      4-6 Years
                 Expected volatility                                                              2.18 - 2.89
                 Dividend yield                                                                           0.0

          Non-Employee Stock Options

          The following tables summarize the information regarding non-employee options outstanding at December 31, 2004.

                 Options outstanding at December 31, 2003                                                   20,000
                 Options granted                                                                                -
                 Options exercised                                                                              -
                                                                                                ------------------
                 Options outstanding at December 31, 2004                                                   20,000
                                                                                                ==================

                 Weighted average exercise price of non-employee
                 options outstanding at December 31, 2004                                       $             0.02
                                                                                                ==================


                                   Number of         Weighted                        Number of
                                    Options           Average        Weighted         Options          Weighted
                                  Outstanding        Remaining       Average       Exercisable at       Average
                  Exercise       December 31,       Contractual      Exercise       December 31,       Exercise
                    Price            2004              Life           Price             2004             Price
               ---------------------------------- ------------------------------- ----------------- ----------------

               $         0.02             20,000             2.22 $       0.02              20,000  $       0.02

          The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                            Risk free interest rate                                               4.84%
                            Expected life                                                         60 Months
                            Expected volatility                                                   2.74
                            Dividend yield                                                        0.0

          As a result of applying SFAS No. 123, the Company had no expense during the years ended December 31, 2004 and 2003.

          Warrants

          The following tables summarize the information regarding warrants outstanding at December 31, 2004.

                            Warrants outstanding at December 31, 2003                27,339,500
                            Warrants granted                                                -
                            Warrants expired                                        (27,339,500)
                                                                                  --------------
                            Warrants outstanding at December 31, 2004                       -
                                                                                  ==============

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


NOTE 6 - OPERATING LEASES

          The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the years ended December 31, 2004 and 2003 was $52,284 and $48,872, respectively.

          Future minimum lease payments, by year and in the aggregate, under the non-cancelable operating leases with initial or remaining terms of one year or more are due as follows:

          Year Ending
          December 31,                                                                             Amount
          ------------                                                                          ------------------

              2005                                                                              $           54,000
              2006 and thereafter                                                                                -
                                                                                                ------------------

                   Total minimum lease payments                                                 $           54,000
                                                                                                ==================

NOTE 7 - GOING CONCERN

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2004 of approximately $23,500,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

          The net loss for the years ended December 31, 2004 and 2003 was $553,574 and $410,249, respectively. To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2005 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

          During 2004 and 2003, the Company paid $110,938 in advances to a company with a common officer. The balance receivable at December 31, 2004 is $19,875.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2004 and 2003


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

          The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 1). All significant intersegment transactions have been eliminated in the consolidated financial statements. Financial information as of and for the year ended December 31, 2004 with respect to the reportable segments is as follows:

                                                                                                       Information
                                                                  Online           Sports Event        Technology
                                                                 Services           Management         Consulting
                                                              ---------------     ---------------    ----------------

           Cash                                                  $  7,509            $  3,349            $  3,247
           Fixed assets, net                                       47,456               3,256               2,027
           Total assets                                           198,973              31,341             147,839
           Total liabilities                                    2,776,703              39,010             240,344
           External revenues                                       55,833             143,351             628,871
           Cost of goods sold                                      14,199              75,154             428,595
           Other income (expense)                               (100,301)             (3,410)            (17,451)
           Segment profit (loss) before tax effect              (414,394)            (22,685)           (116,495)

NOTE 10 - DISPOSITION AND SALE OF SUBSIDIARIES

          Synerteck Incoporporated

          On November 15, 2004, the Company distributed all of its shares of Synerteck Incorporated (a wholly owned subsidiary) to the shareholders of SportsNuts, Inc. on a pro-rata basis by way of an exchange and distribution of 100% of Synerteck's outstanding shares. The total number of SportsNuts shares outstanding has not changed due to this transaction which terminated the parent/subsidiary relationship.

          Sports Management Partners, Inc.

          On October  14,  2004,  the  Company  sold all of its shares of Sports
          Management Partners, Inc. (SMPI) (a wholly owned subsidiary) to a related individual for $1. SMPI has had not activity since 2002. At the time of sale SMPI had an accumulated deficit of $289,851, liabilities of $350,161 and a deficit in paid-in capital of $60,310.
          SportsNuts no longer holds any interest in SMPI due to this transaction which terminated the parent/subsidiary relationship. As the transaction was with a related party no gain has been reported in the income statement and the effects of this transaction have been included in additional paid-in capital.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A: CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of December 31, 2004 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2004, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

                                    PART III

ITEM 9:  DIRECTORS,  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;  COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT.

     Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year. The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term. Thereafter, any director, whether elected or re-elected, will serve a three-year term. Each of the Company's eight directorships has been divided into one of these three classes, with one class containing two directorships and two classes containing three directorships. Kenneth I. Denos, age 37, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors. A short summary of Mr. Denos' business experience is below. His term of office will expire at the next annual shareholders meeting. No annual shareholders meeting is planned for the year 2005.

     Kenneth Denos, age 37, has worked with SportsNuts since November, 1998, and has served as the Company's Chief Executive Officer, General Counsel, Secretary, and a member of the Board of Directors since April, 1999. Mr. Denos also serves on the Board of Directors of Moore, Clayton & Co., Inc., an international strategic and advisory firm with offices in Los Angeles, Salt Lake City, New York City, and London. Mr. Denos also serves on the Board of Directors of Healthcare Enterprise Group PLC (LSE: HCEG) an international healthcare products distribution and advisory firm, MCC Energy plc (LSE: MCCE), an international energy services firm, and Synerteck Incorporated (OTCBB: SYNR), a technology services company which files reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance. Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law. Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

Board of Directors Meetings and Committees

     Although various items were reviewed and approved by the Board of Directors during 2004, the Board held no meetings during the fiscal year ended December 31, 2004.

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

ITEM 10: EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2004, 2003, and 2002 of those persons who were the Company's Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table


                                                                                 Long-Term
                               Annual Compensation                             Compensation
                               -------------------                             ------------

Name and                                                                 Securities              All Other
Principal                    Year            Salary         Bonus        Underlying            Compensation
Position                                                                  Options
--------                     ----            ------         -----        ----------            ------------

Kenneth Denos                2004           $100,000        $0              $0                     $0
CEO                          2003           $100,000        $0              $0                     $0
                             2002           $100,000        $0            $8,000,000               $0

(1) Represents $100,000 in earned but unpaid salary during 2004.
(2) Represents $100,000 in earned but unpaid salary during 2003.
(3) Represents $100,000 in earned but unpaid salary during 2002.


Aggregated Option Exercises in Last Fiscal Year and Year End Option Values


                                                                 Number of                   Value of Unexercised
                                                           Unexercised Options at            In-the-Money Options
                                                             December 31, 2004             at December 31, 2004(1)

                            Shares
                           Acquired          Value                                               Exercisable/
        Name              On Exercise      Realized             Exercisable/                    Unexercisable
                                                               Unexercisable
        ----              -----------      --------            -------------                    --------------

Kenneth Denos                  0               0                1,000,000/0                          0/0

Kenneth Denos                  0               0            6,333,334/2,666,666                      0/0

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2004 of $0.012.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

          (a) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.002 per share) as of March 1, 2005 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2004, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2004 as a group. As of such date, the Company had 111,674,854 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11585 South State Street, Suite 102, Draper, Utah 84020.


                                                                                  Common Stock

              Directors, Executive Officers,
                      5% Stockholders                               Number                 Percent of  Class(1)
                      ---------------                               ------         -------------------------

Kenneth Denos(2)                                                  23,001,286                    17.48%

Prestbury Investment Holdings Limited(3)                          25,000,000                    22.39%

Nigel Wray(4)                                                     25,000,000                    22.39%

Nicholas Leslau(5)                                                25,000,000                    22.39%

Gardner Management, Inc. Profit Sharing Plan and Trust(6)         19,026,607                    16.07%

Moore, Clayton & Co., Inc.(7)                                     14,667,953                    11.71%

Todd Shell(8)                                                     7,500,000                     6.72%
-------------                                                     ---------                     -----

All directors and officers as a group                             23,001,286                    17.48%
(1 person)

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 111,674,854 shares of Common Stock outstanding as of March 1, 2005, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Secretary, and Director of the Company. Includes 2,000,000 shares of Common Stock held directly by Mr. Denos and 6,333,334 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. ("MCC"), this number also includes 1,071,429 shares held directly by MCC, and certain promissory notes held by MCC that are currently convertible into 13,596,524 shares of Common Stock Excludes 2,666,666 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are not currently exercisable and will not become exercisable within 60 days.

(3) Principal Shareholder of the Company. Includes 25,000,000 shares held directly by Prestbury Investment Holdings Limited ("PIHL").

(4) Prinicipal of PIHL and, together with Mr. Nicholas Leslau, the controlling shareholders of PIHL. Includes 25,000,000 shares of Common Stock held directly by PIHL.

(5) Principal of PIHL and, together with Mr. Nigel Wray, the controlling shareholders of PIHL. Includes 25,000,000 shares of Common Stock held directly by PIHL.

(6) Principal Shareholder of the Company. Includes 12,273,895 shares of Common Stock held directly by Gardner Management, Inc. Profit Sharing Plan and Trust and 6,752,712 shares of Common Stock issuable upon the exercise of a Convertible Promissory Note held by the Trust.

(7) Principal Shareholder of the Company. Includes 1,071,429 shares held directly by MCC and certain promissory notes held by MCC that are convertible into 13,596,524 shares of Common Stock.

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

Equity compensation
plans approved by                     50,000,000                  $0.02                         27,745,000
security holders

Equity compensation
plans not approved by                 5,000,000                     $0                              0
security holders

                        Total         55,000,000                  $0.018                        27,745,000



         (c) Possible Change of Control.

     To reduce the Company's debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2005 and 2006, depending upon the agreement of various creditors of the Company. These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years. Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company's larger creditors.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2004, Kenneth I. Denos, the Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos. These loans, aggregating $121,500, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

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

     Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

                  (3)      Exhibits

                  See "Index to Exhibits."

         (b)      Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2004.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
         Fees Billed For Audit and Non-Audit Services

     The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, ("BMC") for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003, and all fees billed for other services rendered by BMC during those periods.


Year Ended December 31                                        2004                              2003
----------------------                                        ----                              ----

Audit Fees(1)                                                $12,090                             $0
Audit-Related Fees(2)                                           0                                 0
Tax Fees(3)                                                     0                                 0
All Other Fees(4)                                              2,365                              0
                                                            --------                        ---------

Total Accounting Fees and Services                           $14,455                           $00,000


  (1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for BMC in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003. The amounts shown for BMC in 2004 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2004.

  (2) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

  (3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

  (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.



INDEX TO EXHIBITS


         Exhibit
         Number                                              Title of Document

           3.1             Certificate of Incorporation of SportsNuts, Inc., a Delaware corporation. (1)

           3.2             Bylaws of SportsNuts, Inc., a Delaware corporation. (1)

          10.1             Convertible Promissory Note and Security Agreement among Gardner Management, Inc.
                           Profit Sharing Plan and Trust, SportsNuts.com, Inc., Sportzz.com, Inc., and the
                           Company, including amendments, dated February 1, 2000.(3)

          10.2             SportsNuts, Inc. 2000 Stock Option Plan.(4)

          21.1             Subsidiaries of the Registrant (5)
                           Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I.
          99.1             Denos, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
                           Certification by Chief Executive Officer and Chief Financial Officer, Kenneth I.
          99.2             Denos, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                           SPORTSNUTS, INC.


Dated: March 25, 2005                 By:    /s/ Kenneth Denos
                                      -------------------------
                                                 Kenneth Denos
                                                 Chief Executive Officer
                                                 and Chief Financial Officer