Form 10QSB
period 2005-03-31
SPORTSNUTS  INC
filed 2005-05-16
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
        (Exact name of small business issuer as specified in its charter)


      Delaware                                                                          87-0561426
      ---------------------------------------------                                     -----------------------------
      (State or other jurisdiction of                                                   (IRS Employer
      incorporation or organization)                                                    Identification No.)

      11585 South State Street, Suite 102
      Draper, Utah                                                                      84020
      ---------------------------------------------                                     -----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2005, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2005.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB







                                    CONTENTS

Condensed Consolidated Balance Sheets......................................... 4

Condensed Consolidated Statements of Operations............................... 6

Condensed Consolidated Statements of Stockholders' Deficit.................... 7

Condensed Consolidated Statements of Cash Flows................................8

Notes to the Condensed Consolidated Financial Statements..................... 10

                                SPORTSNUTS, INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                            March 31,             December 31,
                                                                               2005                   2004
                                                                       --------------------    --------------------
                                                                           (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                            $           43,058      $           14,105
   Accounts receivable, net                                                         77,286                 148,604
   Advances due from related party                                                  17,923                  19,876
   Prepaid expenses                                                                 11,078                   7,230
                                                                       --------------------    --------------------

      Total Current Assets                                                         149,345                 189,815
                                                                       --------------------    --------------------

PROPERTY AND EQUIPMENT

   Computer hardware                                                               514,954                 514,954
   Computer software                                                               789,409                 789,409
   Furniture and office equipment                                                  196,719                 196,719
   Less - accumulated depreciation                                              (1,458,695)             (1,448,343)
                                                                       --------------------    --------------------

      Total Property and Equipment                                                  42,387                  52,739
                                                                       --------------------    --------------------

OTHER ASSETS

   Goodwill, net                                                                    52,696                  52,696
                                                                       --------------------    --------------------

      Total Other Assets                                                            52,696                  52,696
                                                                       --------------------    --------------------

      TOTAL ASSETS                                                      $          244,428      $          295,250
                                                                       ====================    ====================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                Condensed Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                                                                              March 31,              December 31,
                                                                                 2005                    2004
                                                                         ---------------------    -------------------
                                                                             (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                                       $           754,033      $         867,593
   Accrued expenses                                                                 1,598,742              1,480,798
   Notes payable, current portion                                                     110,000                110,000
   Notes payable, related parties, current portion                                    602,666                597,666
                                                                         ---------------------    -------------------

      Total Current Liabilities                                                     3,065,441              3,056,057
                                                                         ---------------------    -------------------

STOCKHOLDERS DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 121,674,854 and 111,674,854 shares issued and
   outstanding, respectively                                                          243,350                223,350
   Additional paid-in capital                                                      20,749,052             20,656,267
   Stock subscriptions receivable                                                   (161,750)               (61,750)
   Accumulated deficit                                                           (23,651,665)           (23,578,674)
                                                                         ---------------------    -------------------

      Total Stockholders'Deficit                                                  (2,821,013)            (2,760,807)
                                                                         ---------------------    -------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                            $          244,428       $        295,250
                                                                         =====================    ===================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                           --------------------------------------------

                                                                                  2005                    2004
                                                                           --------------------    --------------------

NET SALES                                                                   $          191,744      $           96,092
                                                                           --------------------    --------------------

OPERATING EXPENSES
   Cost of sales                                                                       118,324                  19,818
   General and administrative                                                           90,415                  95,937
   Selling and marketing                                                                42,125                  51,220
   Research and development                                                             11,553                  12,528
                                                                           --------------------    --------------------

      Total Operating Expenses                                                         262,417                 179,503
                                                                           --------------------    --------------------

LOSS FROM OPERATIONS                                                                  (70,673)                (83,411)
                                                                           --------------------    --------------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                   (33,746)                (28,170)
   Interest income                                                                          39                      98
   Gain on settlement of debt                                                            9,434                  32,319
   Other income                                                                         21,955                  16,250
                                                                           --------------------    --------------------

      Total Other Income (Expenses)                                                    (2,318)                  20,497
                                                                           --------------------    --------------------

LOSS BEFORE INCOME TAXES                                                              (72,991)                (62,914)

INCOME TAX EXPENSE                                                                           -                       -
                                                                           --------------------    --------------------

NET LOSS                                                                    $         (72,991)      $         (62,914)
                                                                           ====================    ====================

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                         $           (0.00)      $          (0.00)
                                                                           ====================    ====================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                         114,008,187             100,273,206
                                                                           ====================    ====================

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Stockholders' Deficit


                                                                        Additional        Stock                           Total

                                                                         Paid-In       Subscription   Accumulated     Stockholders'

                                              Common Stock               Capital        Receivable      Deficit          Deficit
                                      ------------------------------  ---------------  -------------  -------------   --------------
                                          Shares           Amount
                                      --------------   -------------

Balance, December 31, 2003               98,624,854    $    197,250    $  20,179,305   $          -   $(23,025,100)   $  (2,648,545)

Warrants/options expense                          -               -           50,200              -              -           50,200

Shares issued for purchase of Secure
Networks, Inc.                            2,500,000           5,000           22,500              -              -           27,500

Shares issued for debt payment            8,150,000          16,300           24,450              -              -           40,750

Spin-off of Synerteck, Incorporated               -               -           33,011              -              -           33,011

Sale of Sports Management Partners,
Inc.                                              -               -          289,851              -              -          289,851

Exercise of stock options                 2,400,000           4,800           56,950       (61,750)              -                -

Net loss for the year ended December
31, 2004                                          -               -                -              -      (553,574)         (553,574)
                                      --------------   -------------  ---------------  -------------  -------------   --------------

Balance, December 31, 2004              111,674,854         223,350       20,656,267       (61,750)   (23,578,674)      (2,760,807)

Warrants/options expense (unaudited)              -               -           12,785              -              -           50,200

Exercise of stock options (unaudited)    10,000,000          20,000           80,000      (100,000)              -                -

Net loss for the three months ended
March 31, 2005 (unaudited)                        -               -                -              -        (72,991)         (60,206)
                                      --------------   -------------  ---------------  -------------  -------------   --------------

Balance, March  31, 2005 (unaudited)     121,674,854   $     243,350   $   20,749,052  $   (161,750)  $(23,651,665)   $  (2,821,013)
                                      ==============   =============  ===============  =============  =============   ==============

   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            March 31,
                                                                                    2005                   2004
                                                                           --------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                    $          (72,991)     $          (62,914)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Depreciation                                                                         10,352                  10,644
   Warrants/options expense
                                                                                        12,785                   4,070
   Gain on settlement of debt                                                          (9,434)                (32,319)
Changes in operating assets and liabilities:
    Accounts receivable                                                                 71,318                (10,947)
    Advances due from related party
                                                                                         1,953                 (8,430)
    Other current assets                                                               (3,848)                       -
    Deferred revenue
                                                                                             -                 (7,500)
    Accounts payable and accrued expenses                                               13,818                 124,162
                                                                           --------------------    --------------------

        Net Cash Provided by Operating Activities
                                                                                        23,953                  16,766
                                                                           --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property & equipment                                                        -                 (2,807)
                                                                           --------------------    --------------------

        Net Cash Used in Investing Activities                                                -                 (2,807)
                                                                           --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                   -                  40,000
   Proceeds from issuance of notes payable - related parties                             5,000                  10,000
                                                                           --------------------    --------------------

        Net Cash Provided by Financing Activities                           $            5,000      $           50,000
                                                                           --------------------    --------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                           $           28,953      $           63,959

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                    14,105                  51,927
                                                                           --------------------    --------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                  $           43,058      $          115,886
                                                                           ====================    ====================



                                       8
   The accompanying notes are an integral part of these financial statements.

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                           For the Three Months Ended
                                                                                                    March 31,
                                                                                      --------------------------------------

                                                                                            2005                 2004
                                                                                      -----------------    -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

    Interest                                                                          $       1,989        $        2,857
    Income taxes                                                                      $            -       $            -

   The accompanying notes are an integral part of these financial statements.

                             SYNERTECK INCORPORATED
            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of SportsNuts, Inc. (hereafter, "SportsNuts" or the "Company") should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein. This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth above under the caption "Risk Factors" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.


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

     Beginning in February, 2004, the Company began selling computer hardware through Secure Networks, Inc., the Company's wholly-owned subsidiary ("Secure Networks").

     SportsNuts intends to focus its future business exclusively on sports-related activities. Accordingly, on October 12, 2004, the Company announced that it was spinning off Synerteck on a pro-rata basis to all shareholders of record as of November 15, 2004. Synerteck is a reporting company pursuant to the requirements of the Securities Exchange Act of 1934. Also on October 12, 2004, the Company announced its intention to spin-off Secure Networks on a pro-rata basis to the shareholders of the Company as soon as practicable after January 1,2005.

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) information technology consulting services, and sales of computer hardware and software. The ability to generate revenues during the year 2005 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these products and services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. R&D expenses consist mainly development expenses related to creating new technology applications. In the future, the Company anticipates significant expenditures in business development to create strategic alliances with third parties, and in developing a sales channel to the various amateur sports organizations throughout the United States.

     Because the company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

Results of Operations

     Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2005 and 2004.

     Revenues. The Company generated net revenues of $191,744 during the three months ended March 31, 2005, a 99% increase compared to $96,092 in net revenues during the first quarter of 2004. The increase is mainly a result of the acquisition of Secure Networks, Inc. ("Secure Networks"), which contributed $168,903 in revenues during the first three months of 2005 compared to $7,072 during the same period in 2004. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the spin-off of Synerteck Incorporated ("Synerteck"), in November of 2004, and the announced spin-off of Secure Networks, two of the Company's wholly-owned subsidiaries, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, following these spin-offs, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

     Cost of Sales. Cost of sales for the three months ended March 31, 2005 were $118,324, a 497% increase from $19,818 during the first quarter of 2004. This increase in cost of sales corresponds with the increase of revenues but is much higher due to the change in sales mix. The sales of computer hardware during the three months ended March 31, 2005 were $140,439 compared to $6,933 during the same period in the prior year. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the higher cost of sales percentage. This increase in cost of sales was expected by management and will continue as the sale of hardware is expected to increase. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005 were $90,415, a 6% decrease from $95,937 during the first quarter of 2004. The Company issued stock options in the first quarter of 2005 resulting in an expense of $12,785 included in general and administrative expenses. Without this stock options expense, the decrease in general and administrative expenses would have been 19% compared to the first quarter of 2004. Contributing to the decrease was the spin-off of the wholly owned subsidiary, Synerteck, which contributed approximately $9,000 in general and administrative expenses in the first quarter of 2004. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $61,012 and $5,980, respectively, of general and administrative expenses during the first quarter of 2005, as compared to $61,456 and $7,732 during the first quarter of 2004. Although the wholly owned subsidiary, Synerteck, has been spun-off, Synerteck still sub-lets office space from the Company which helps to subsidize rent expense.

     Selling and Marketing Expenses. Selling and marketing expenses for the three months ended March 31, 2005 were $42,125, an 18% decrease from $51,220 during the first quarter of 2004. The acquisition of Secure Networks and the sales of computer hardware and software added $8,019 in selling and marketing expenses during the first three months of 2005. The addition of Secure Networks was offset by the spin-out of Synerteck and its related selling and marketing expenses. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States.

     Product Development. Product research and development expenditures were $11,553 for the three months ended March 31, 2005, as compared to $12,528 during the first quarter of 2004, a decrease of 8%. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     Other Income (Expense). The Company had net other expense of $2,318 for the three months ended March 31, 2005 compared to net other income of $20,497 during the first quarter of 2004. During the first quarter of 2005, the income in this category was generated principally from the forgiveness of certain accounts payable by creditors of the Company resulting in other income of $9,434 compared to $32,319 during the same period of the prior year. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

     As of March 31, 2005, the Company's primary source of liquidity consisted of $43,058 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2005 of $23,651,665 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2004 and the three months ended March 31, 2005 was $553,574 and $72,991, respectively. The Company anticipates a net loss for the year ended December 31, 2005 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

     The Company has made substantial progress in developing efficiencies in its business and revenue models during 2004 and expects to continue in 2005. In addition, the Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. The Company will likely require considerable amounts of financing to make continued advancements in its business strategy. There is presently no agreement in place with any source of financing and, although management is optimistic about the Company's ability to secure investment, there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

     Securities Eligible for Public Trading. Of the 121,674,854 shares of the Company's Common Stock outstanding at March 31, 2005, approximately 80,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

ITEM 3. CONTROLS AND PROCEDURES

     The Company's principal executive and financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of March 31, 2005 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive and financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.



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

          No reports on Form 8-K were filed during the quarter ended March 31, 2005.

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

                                                           SPORTSNUTS, INC.

Date: May 16, 2005___________________                      BY: /S/ Kenneth I Denos_____________________
                                                           Kenneth I Denos
                                                           Chief Financial Officer