Form 10QSB
period 2005-06-30
SPORTSNUTS  INC
filed 2005-08-15
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2005, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2005.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB







                                    CONTENTS

Condensed Consolidated Balance Sheets......................................... 4

Condensed Consolidated Statements of Operations............................... 6

Condensed Consolidated Statements of Stockholders' Deficit.................... 8

Condensed Consolidated Statements of Cash Flows................................9

Notes to the Condensed Consolidated Financial Statements..................... 11

                                SPORTSNUTS, INC.
                      Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                             June 30,              December 31,
                                                                               2005                   2004
                                                                       --------------------    --------------------

                                                                           (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                            $           14,772    $             14,105
   Accounts receivable, net                                                         44,398                 148,604
   Advances due from related party                                                  17,922                  19,876
   Prepaid expenses                                                                  8,713                   7,230
                                                                       --------------------    --------------------

      Total Current Assets                                                          85,805                 189,815
                                                                       --------------------    --------------------

PROPERTY AND EQUIPMENT

   Computer hardware                                                               514,954                 514,954
   Computer software                                                               789,409                 789,409
   Furniture and office equipment                                                  196,719                 196,719
   Less - accumulated depreciation                                              (1,469,025)             (1,448,343)
                                                                       --------------------    --------------------

      Total Property and Equipment                                                  32,057                  52,739
                                                                       --------------------    --------------------

OTHER ASSETS

   Goodwill, net                                                                    52,696                  52,696
                                                                       --------------------    --------------------

      Total Other Assets                                                            52,696                  52,696
                                                                       --------------------    --------------------

      TOTAL ASSETS                                                             $   170,558      $          295,250
                                                                       ====================    ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
                Condensed Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                               June 30,              December 31,
                                                                                 2005                    2004
                                                                         ---------------------    -------------------

                                                                             (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                                               $   776,977            $   867,593
   Accrued expenses                                                                 1,591,643              1,480,798
   Notes payable, current portion                                                     110,000                110,000
   Notes payable, related parties, current portion                                    634,166                597,666
                                                                         ---------------------    -------------------

      Total Current Liabilities                                                     3,112,786              3,056,057
                                                                         ---------------------    -------------------

STOCKHOLDERS DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 121,674,854 and 111,674,854 shares issued and
   outstanding, respectively                                                          243,350                223,350
   Additional paid-in capital                                                      20,749,052             20,656,267
   Stock subscriptions receivable                                                   (161,750)               (61,750)
   Accumulated deficit                                                           (23,772,880)           (23,578,674)
                                                                         ---------------------    -------------------

      Total Stockholders'Deficit                                                  (2,942,228)            (2,760,807)
                                                                         ---------------------    -------------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                                    $   170,558            $   295,250
                                                                         =====================    ===================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                            June 30,
                                                                           --------------------------------------------

                                                                                  2005                    2004
                                                                           --------------------    --------------------

NET SALES                                                                          $   143,005             $   283,344
                                                                           --------------------    --------------------

OPERATING EXPENSES
   Cost of sales                                                                       111,384                 189,602
   General and administrative                                                           99,560                 122,434
   Selling and marketing                                                                42,839                  70,475
   Research and development                                                             12,865                  18,941
                                                                           --------------------    --------------------

      Total Operating Expenses                                                         266,648                 401,452
                                                                           --------------------    --------------------

LOSS FROM OPERATIONS                                                                  (123,643)               (118,108)
                                                                           --------------------    --------------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (33,828)                (32,546)
   Interest income                                                                       2,639                     101
   Gain on settlement of debt                                                           10,074                   4,377
   Other income                                                                         23,580                  28,439
                                                                           --------------------    --------------------

      Total Other Income                                                                 2,465                     371
                                                                           --------------------    --------------------

LOSS BEFORE INCOME TAXES                                                              (121,178)               (117,737)

INCOME TAX EXPENSE                                                                           -                       -
                                                                           --------------------    --------------------

NET LOSS                                                                   $          (121,178)       $        (117,737)
                                                                           ====================    ====================

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                                $    (0.00)             $    (0.00)
                                                                           ====================    ====================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                         121,674,854             100,273,206
                                                                           ====================    ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                           --------------------------------------------
                                                                                   2005                    2004
                                                                           --------------------    --------------------

NET SALES                                                                          $   334,714             $   379,436
                                                                           --------------------    --------------------

OPERATING EXPENSES
   Cost of sales                                                                       218,423                 220,420
   General and administrative                                                          193,719                 213,370
   Selling and marketing                                                                87,508                 115,696
   Research and development                                                             29,418                  31,469
                                                                           --------------------    --------------------

      Total Operating Expenses                                                         529,068                 580,955
                                                                           --------------------    --------------------

LOSS FROM OPERATIONS                                                                  (194,354)               (201,519)
                                                                           --------------------    --------------------

OTHER INCOME (EXPENSES)
   Interest expense                                                                    (67,573)                (60,717)
   Interest income                                                                       2,678                     199
   Gain on settlement of debt                                                           19,508                  36,696
   Other income                                                                         45,535                  44,690
                                                                           --------------------    --------------------

      Total Other Income                                                                   148                  20,868
                                                                           --------------------    --------------------

LOSS BEFORE INCOME TAXES                                                             (194,206)               (180,651)

INCOME TAX EXPENSE                                                                           -                       -
                                                                           --------------------    --------------------

NET LOSS                                                                   $         (194,206)       $        (180,651)
                                                                           ====================    ====================

LOSS PER COMMON SHARE -
  BASIC AND DILUTED                                                                $    (0.00)             $    (0.00)
                                                                           ====================    ====================

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                         117,862,699             100,699,030
                                                                           ====================    ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Stockholders' Deficit


                                                                         Additional        Stock                           Total

                                                                          Paid-In       Subscription   Accumulated     Stockholders'

                                               Common Stock               Capital        Receivable      Deficit          Deficit
                                      ------------------------------  ---------------  -------------  -------------   --------------

                                           Shares           Amount
                                      --------------   -------------

Balance, December 31, 2003                98,624,854    $    197,250    $   20,179,305  $           -  $(23,025,100)    (2,648,545)

Warrants/options expense                           -               -            50,200              -            -           50,200

Shares issued for purchase of Secure
Networks, Inc.                             2,500,000           5,000            22,500              -            -           27,500

Shares issued for debt payment             8,150,000          16,300            24,450              -            -           40,750

Spin-off of Synerteck, Incorporated                -               -            33,011              -            -           33,011

Sale of Sports Management Partners, Inc.           -               -           289,851              -            -          289,851

Exercise of stock options                  2,400,000           4,800           56,950        (61,750)            -                -

Net loss for the year ended December
31, 2004                                           -               -                -              -      (553,574)        (553,574)
                                      --------------   -------------  ---------------  -------------  -------------   --------------

Balance, December 31, 2004               111,674,854         223,350       20,656,267        (61,750)   (23,578,674)     (2,760,807)

Warrants/options expense (unaudited)               -               -           12,785              -             -           12,785

Exercise of stock options (unaudited)     10,000,000          20,000           80,000       (100,000)            -                -

Net loss for the six months ended June
30, 2005 (unaudited)                               -               -                -              -      (194,206)        (194,206)
                                          ----------   -------------  ---------------  -------------  -------------   --------------

Balance, June 30, 2005 (unaudited)                         $              $                $              $               $
                                         121,674,854      243,350        20,749,052       (161,750)      (23,772,880)    (2,942,228)
                                      ==============   =============  ===============  =============  =============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                           --------------------------------------------
                                                                                  2005                    2004
                                                                           --------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                   $          (194,206)    $          (180,651)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                                         20,682                  22,131
   Warrants/options expense                                                             12,785                   8,140
   Gain on settlement of debt                                                          (19,508)                (36,696)
Changes in operating assets and liabilities:
    Accounts receivable                                                                104,206                 (48,200)
    Advances due from related party                                                      1,954                  (6,430)
    Other current assets                                                                (1,483)                 (7,789)
    Deferred revenue                                                                         -                  (7,500)
    Accounts payable and accrued expenses                                               39,737                 255,126
                                                                           --------------------    --------------------

        Net Cash Used in Operating Activities
                                                                                       (35,833)                 (1,869)
                                                                           --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of property & equipment                                                        -                (21,128)
                                                                           --------------------    --------------------

        Net Cash Used in Investing Activities                                                -                (21,128)
                                                                           --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of notes payable                                                   -                  35,000
   Proceeds from issuance of notes payable - related parties                            36,500                  17,000
                                                                           --------------------    --------------------

        Net Cash Provided by Financing Activities                                       36,500                  52,000
                                                                           --------------------    --------------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                                                          667                  29,003

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                                                    14,105                  51,927
                                                                           --------------------    --------------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                                                          $   14,772              $   80,930
                                                                           ====================    ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                            For the Six Months Ended
                                                                                                    June 30,
                                                                                      --------------------------------------
                                                                                            2005                 2004
                                                                                      -----------------    -----------------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:

    Interest                                                                          $         4,289      $         4,419
    Income taxes                                                                      $             -      $             -

Non-cash investing and financing activities:

Common stock issued for stock subscriptions receivable                                $    100,000         $             -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                SPORTSNUTS, INC.
            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2005. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

NOTE 2 - MATERIAL EVENTS

          Effective March 11, 2005, 10,000,000 stock options were exercised at a price of $0.01 per share and converted into 10,000,000 shares of common stock. The Company has not yet received the funds and has recorded a stock subscription receivable as of June 30, 2005.

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

     SportsNuts intends to focus its future business exclusively on sports-related activities. Accordingly, on October 12, 2004, the Company announced that it was spinning off Synerteck Incorporated, a former wholly-owned subsidiary that provides information technology services, on a pro-rata basis to all shareholders of record as of November 15, 2004. Also on October 12, 2004, the Company announced its intention to spin-off Secure Networks on a pro-rata basis to the shareholders of the Company as soon as practicable after January 1, 2005.

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) sales of computer hardware and software together with related services. The ability to generate revenues during the year 2005 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these products and services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

RESULTS OF OPERATIONS

     Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2005 and 2004.

     REVENUES. The Company generated net revenues of $143,005 during the three months ended June 30, 2005, a 50% decrease compared to $283,344 in net revenues during the second quarter of 2004. For the six months ended June 30, 2005, net revenues were $334,714, a 12% decrease compared to $379,436 in net revenues during the first six months of 2004. Management had anticipated a large increase in revenues for the second quarter of 2005 compared to 2004, but a few large projects did not materialize until after the second quarter of 2005. Contributing to the decrease in revenues was various sporting events choosing not to use our online registration system in 2005 which resulted in a loss of approximately $40,000 in convenience fee revenue. Furthermore, the spin-off of the subsidiary company Synerteck Incorporated in November of 2004 resulted in the loss of approximately $87,000 in revenues during the first six months of 2005. However, these lost revenues were partially made up by another subsidiary; Secure Networks, Inc., which contributed $220,072 in revenues during the first six months of 2005 compared to $141,132 during the same period in 2004. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the announced spin-off of Secure Networks, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, following this spin-off, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

     COST OF SALES. Cost of sales for the three months ended June 30, 2005 were $111,384, a 41% decrease from $189,602 during the second quarter of 2004. For the six months ended June 30, 2005, cost of sales were $218,423, a 1% decrease compared to $220,420 during the first six months of 2004. This decrease in cost of sales corresponds with the decrease of revenues but the change is much lower due to the change in sales mix. The sales of computer hardware during the six months ended June 30, 2005 were $186,406 compared to $146,634 during the same period in the prior year. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the higher cost of sales percentage. This change in cost of sales was expected by management and will continue as the sale of hardware is expected to increase. Cost of sales is mainly attributable to expenses incurred pursuant to the delivery of the Company's sports event management and promotional services. Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended June 30, 2005 were $99,560, a 19% decrease from $122,434 during the second quarter of 2004. General and administrative expenses for the six months ended June 30, 2005 were $193,719, a 9% decrease from $213,370 during the six months ended June 30, 2004. Contributing to the decrease was the spin-off of the wholly owned subsidiary, Synerteck, which contributed approximately $27,200 in general and administrative expenses in the first six months of 2004. Management continues to make a concerted effort to decrease certain costs associated with professional fees, contract labor, and rent and occupancy-related expense. Payroll expense and professional fees accounted for approximately $66,620 and $19,356, respectively, of general and administrative expenses during the second quarter of 2005, as compared to $104,766 and $14,955 during the second quarter of 2004. For the six months ended June 30, 2005 payroll expense and professional fees totaled approximately $126,919 and $23,836, respectively, of general and administrative expenses as compared to $183,292 and $22,687 during the first six months of 2004. Although the wholly owned subsidiary, Synerteck, has been spun-off, Synerteck still leases office space from the Company which helps to defray rent expense.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three months ended June 30, 2005 were $42,839, an 39% decrease from $70,475 during the second quarter of 2004. For the six months ended June 30, 2005, selling and marketing expenses were $87,508, a 24% decrease from $115,696 during the six month period ended June 30, 2004. The sales of computer hardware and software added $16,707 in selling and marketing expenses during the first six months of 2005. These expenses were offset by the spin-off of Synerteck and its related selling and marketing expenses which were $14,636 during the first six months of 2004. The Company anticipates that selling and marketing expenses in the future will increase as the Company seeks to market and promote its online technology services to sports and non-sports organizations throughout the United States.

     PRODUCT DEVELOPMENT. Product research and development expenditures were $12,865 for the three months ended June 30, 2005, as compared to $18,941 during the second quarter of 2004, a decrease of 32%. For the six months ended June 30, 2005, product development expenses were $29,418, a 7% decrease from $31,469 for the six months ended June 30, 2004. The decrease is mainly a result of the spin-off of Synerteck which contributed $6,000 in product development expenses during the first six months of 2004. Product development expenses related to the Company's internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     OTHER INCOME (EXPENSE). The Company had net other income of $148 for the six months ended June 30, 2005 compared to net other income of $20,868 during the first half of 2004. The income in this category was generated principally from the forgiveness of certain accounts payable by creditors of the Company resulting in other income of $19,508 during the six months ended June 30, 2005 compared to $36,696 during the same period of the prior year. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, the Company's primary source of liquidity consisted of $14,772 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2005 of $23,772,880 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the year ended December 31, 2004 and the six months ended June 30, 2005 was $553,574 and $194,206, respectively. The Company anticipates a net loss for the year ended December 31, 2005 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 121,674,854 shares of the Company's Common Stock outstanding at June 30, 2005, approximately 100,000,000 are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

     The Company's principal executive and financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2005 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive and financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.


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

     No reports on Form 8-K were filed during the quarter ended June 30, 2005.

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

                                SPORTSNUTS, INC.

Date: August 15, 2005               BY: /S/ Kenneth I Denos
      ------------------------          -------------------------------
                                        Kenneth I Denos
                                        Chief Financial Officer