Form 10KSB
period 2005-12-31
SPORTSNUTS  INC
filed 2006-04-03
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
                 (Name of Small Business Issuer in Its Charter)


                      Delaware                                                               87-0561426
------------------------------------------------------                          --------------------------------------
            (State or Other Jurisdiction                                                    (IRS Employer
          of Incorporation or Organization)                                              Identification No.)

     10757 South, River Front Parkway, Suite 125
                 South Jordan, Utah                                                             84095
------------------------------------------------------                          --------------------------------------
      (Address of Principal Executive Offices)                                               (Zip Code)



                                 (801) 816-2500
                 Issuer's Telephone Number, Including Area Code



Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] -

     The Company's revenues for the fiscal year ending December 31, 2005 were $638,525.

     The aggregate market value of the Company's voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on February 10, 2006, was approximately $200,000. For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 10, 2006, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.


     Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

                                TABLE OF CONTENTS


PART I.........................................................................1

ITEM 1:  DESCRIPTION OF BUSINESS...............................................1

ITEM 2:  DESCRIPTION OF PROPERTY..............................................10

ITEM 3:  LEGAL PROCEEDINGS....................................................10

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS..................10


PART II.......................................................................11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............11

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL....................12

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE..........................................................33

ITEM 8A: CONTROLS AND PROCEDURES..............................................33

ITEM 8A: CONTROLS AND PROCEDURES..............................................33


PART III......................................................................34

ITEM 9:   DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.............................................34

ITEM 10:  EXECUTIVE COMPENSATION..............................................36

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND
RELATED STOCKHOLDER MATTERS...................................................37

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................38

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K....................................39

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................39


INDEX TO EXHIBITS.............................................................40


SIGNATURES....................................................................42

                           FORWARD LOOKING STATEMENTS

     THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "ITEM 1. BUSINESS," INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE STATEMENTS REPRESENT THE COMPANY'S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES. THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN. FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY'S BUSINESS, SEE "RISK FACTORS." UNDER "ITEM 1. DESCRIPTION OF BUSINESS."

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

     NO PROPIETARY PROTECTION FOR TECHNOLOGY. The Company's online registration system, statistical information system, and the league management system are not protected by any copyright or patent, and the Company does not anticipate filing an application with the United States Patent and Trademark Office ("USPTO") or the United States Copyright Office for protection of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

     UNCERTAIN PROTECTION OF TRADE NAMES AND RELATED INTANGIBLE ASSETS. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of financial resources available to the Company during 2005, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

BUSINESS OVERVIEW


DESCRIPTION OF BUSINESS

     SportsNuts, Inc. (sometimes referred to hereinafter as the "Company") is a sports management and marketing company, with a focus on community-based amateur athletics, providing unique solutions to the challenges faced by athletes and the organizations in which they participate. Incorporated in Delaware on July 12, 1996, the Company helps organize and manage various sports events, providing online registration, merchandise sales, event sponsorship, and event coordination.

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

     Beginning in February, 2004, the Company began offering computer hardware sales and related services through Secure Networks, Inc., its wholly-owned subsidiary. The Company announced in 2004 its intention to focus exclusively on the sports industry and, consistent with the spin-off of Synerteck, intends to sell or spin-off Secure Networks in the future.

BUSINESS FOCUS

     The Company targets organized sports events with various marketing and technology services to increase consumer satisfaction, athlete participation, corporate involvement, and purchasing opportunities. The Company also seeks to create increased awareness of participating events within surrounding communities. Through its Internet properties, the Company provides online event registration, merchandise sales, event website hosting, and the issuance of targeted e-mails to sports participants who have requested information about upcoming sporting events. Event administrators can access and download customizable reports on their events, requesting a full financial breakdown or simply creating a report that displays the name and t-shirt size of each participant.


RESEARCH & DEVELOPMENT

     GENERALLY. Product development expenses related to the Company's Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods. The Company seeks to recapture such expenses by pricing its products and services with sufficient margins to allow for continued activities in these areas.

     SOFTWARE DEVELOPMENT. The heart of the Company's operations and services is the sports information management system user base. A database contains all the detailed information that the Company gathers on every person who registers for a sports event through the Company's web site. The database software holds and manipulates all such information. This database is built with Sequel software. The Company has invested in this software in order to insure reliability as well as scalability. For the size of the Company's computer systems and the volume of throughput, Sequel databases are typically the fastest and are easily moved from one computer platform to another. The database can efficiently provide any of the stored information when it is automatically requested by the Company's web site, software applications or manually requested by an employee for corporate use. When the processing demand of the database servers is being taxed to the pre-determined limits, the Company intends to move the database to more powerful, alpha processor-based computer systems in order to maintain the efficiency, speed and quality of service.


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


INTELLECTUAL PROPERTY

     The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2005, the Company has not pursued any trademark applications for its name and brand.

     The Company's online registration and league management systems are not protected by any copyright or patent, and the Company does not anticipate filing an application with the U.S. Patent and Trademark Office or the United States Copyright Office for protection of any of these systems. Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong. If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company's business, results of operations, and financial condition.

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


EMPLOYEES

     As of March 1, 2006, the Company employed six persons on a part-time basis and three persons on a full-time basis. Competition for qualified personnel in the information technology industry is intense, particularly among technical personnel in the Salt Lake City metropolitan area. The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.


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


 ITEM 2:  DESCRIPTION OF PROPERTY

     The Company's executive offices are located in a 5,500 square foot facility in south Salt Lake County, Utah, twenty minutes from the Salt Lake City International Airport and adjacent to Interstate 15. The Company subleases this facility from an entity controlled by Kenneth Denos, the Company's Chief Executive Officer. Base rent for use of this facility is $500.00 per month, on a month-to-month lease.

     The Company believes that the size of its executive offices is adequate for its business, technology, and operational needs for the intermediate future. In the aggregate, however, the Company believes that additional office space may be necessary in the near future to accommodate its growth. The current commercial real estate market in Salt Lake City has sufficient capacity that management believes that the Company should not experience any significant difficulty in procuring additional office space as needed.


ITEM 3:  LEGAL PROCEEDINGS

          None.


ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II.


ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (A) MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (1) MARKET INFORMATION.

     The Company's Common Stock is listed on the NASD Electronic Bulletin Board ("Bulletin Board") under the symbol "SPCI." The Company's stock has been traded on the Bulletin Board since approximately January, 1997. As of March 1, 2006, there was no active public market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company's Common Stock during the calendar year ended December 31, 2005:


                                                     High                                             Low
---------------------------------------- ------------------------------------- --------------------------------------
Fourth Quarter 2005                      $ 0.0064                              $ 0.0045
---------------------------------------- ------------------------------------- --------------------------------------
Third Quarter 2005                       $ 0.011                               $ 0.005
---------------------------------------- ------------------------------------- --------------------------------------
Second Quarter 2005                      $ 0.065                               $ 0.0085
---------------------------------------- ------------------------------------- --------------------------------------
First Quarter 2005                       $ 0.035                               $ 0.003
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
---------------------------------------- ------------------------------------- --------------------------------------

          (2) HOLDERS.

     As of March 1, 2006, the Company had approximately 370 holders of record of its Common Stock.

          (3) DIVIDENDS.

     The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

     (b) RECENT SALES OF UNREGISTERED SECURITIES.

     As of December 31, 2005, the Company had outstanding 18,150,000 common stock purchase options granted to various officers, directors, employees, and service providers of the Company pursuant to the Company's 2000 Stock Option Plan ("Plan"). The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

     During 2000-2005 and continuing into 2006, Kenneth Denos, the Company's Chief Executive Officer, made various cash loans to the Company totaling $79,000 in the aggregate. These loans are represented by unsecured promissory notes of the Company and bear interest at the rate of ten percent (10%) per annum.

     During 2000-2005 and continuing into 2006, the Company has accrued payroll and other expenses owed to Kenneth Denos, the Company's Chief Executive Officer, and other employees of the Company totaling $1,061,318 in the aggregate. These accruals are unsecured obligations of the Company and the Company has issued each person to whom service-based compensation is owed a promissory note representing such payments. Interest is scheduled to accrue on these notes commencing January 1, 2006 at the rate of eight percent (8%) per annum.


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

OVERVIEW

     SportsNuts is a sports management and marketing company, with a focus on community-based amateur athletics, providing unique solutions to the challenges faced by athletes and the organizations in which they participate. The Company helps organize and manage various sports events, providing online registration, merchandise sales, event sponsorship, and event coordination.

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

     Beginning in February, 2004, the Company began offering computer hardware sales and related services through Secure Networks, Inc., its wholly-owned subsidiary. The Company intends to focus exclusively on the sports industry and, consistent with the spin-off of Synerteck, intends to sell or spin-off Secure Networks in the near future.

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) computer hardware sales. The ability to generate revenues during the year 2006 and beyond depends substantially upon the revenues relating to the Company's amateur sports business, as the Company intends to spin-off Secure Networks during 2006. Expanding revenues for the Company's amateur sports business will require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

RESULTS OF OPERATIONS

     Following is management's discussion of the relevant items affecting results of operations for the years ended December 31, 2005 and 2004. The results of operations for 2005 have been affected due to the spin off of one of the company's wholly owned subsidiaries, Synerteck Incorporated, which occurred in November of 2004. The affect on each category has been discussed below.

     REVENUES. The Company generated net revenues of $638,525 during the year ended December 31, 2005, which represents a 23% decrease compared to $828,055 in net revenues during the year 2004. This decrease was primarily due to the spin-off of Synerteck which contributed $191,652 in revenues during 2004. These lost revenues were partially made up by another subsidiary; Secure Networks, which contributed $475,444 in revenues during 2005 compared to $437,219 in 2004. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the spin-off of Synerteck, the Company's source of revenues in 2006 will be related to sports events and services rendered pursuant thereto and computer hardware and software sales. Following the likely spin-off of Secure Networks in

2006, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

     COST OF SALES. Cost of sales for the year ended December 31, 2005 were $408,842, a 5% decrease from $506,948 during the year 2004. This decrease correlates to the decrease in revenues but the percentage change is lower due to the change in sales mix. The sales of computer hardware during the year 2005 were $419,575 compared to $346,313 during 2004. Hardware sales do not yield as high a margin as other products offered by the Company thus contributing to the increased cost of sales percentage. Cost of sales were 75% of revenues in 2005 compared to 61% in 2004. The Company anticipates that cost of sales will increase in 2006 as a result of increased revenues associated with hardware sales through Secure Networks, Inc. but will subsequently drop sharply following the spin-off of Secure Networks. Other costs of sales consisted of online registration services, sports event management and promotional services, and sales commissions paid in connection with hardware sales and leases.

     SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses for the year ended December 31, 2005 were $259,339, a 29% decrease from $364,825 during the year 2004. This decrease was principally due to the spin-off of Synerteck which contributed approximately $68,408 in salaries and consulting expenses during 2004. The Company also had expiring warrants in 2004 which were issued below market value resulting in an expense of $50,200. Furthermore, consulting fees of $25,000 were incurred in 2004 in connection with the integration of new phone systems and other technology services. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor. Payroll expense accounted for approximately $251,508 of salaries and consulting expenses during 2005, as compared to $341,337 during 2004.

     PROFESSIONAL FEES. Professional fees for the year ended December 31, 2005 were $31,098, a 53% decrease from $65,918 during 2004. This decrease was primarily attributable to the spin-off of Synerteck which incurred $24,400 in professional fees in 2004. The Company anticipates that professional fees will increase as the Company prepares for the spin-off of Secure Networks.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $258,464 for the year ended December 31, 2005, as compared to $322,776 during 2004, a decrease of 20%. This decrease was principally due to the spin-off of Synerteck which contributed $97,103 in selling, general and administrative expenses during 2004. One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $75,645 in 2004 to $71,282 in 2005. The Company anticipates that rent expense will decrease in 2006 due to the move into a new office and the sharing of the rent and overhead expenses with other entities. This anticipated decrease will be offset by increased product development expenses related to the Company's Internet services which consist primarily of payroll, software and systems, and related costs for programmers and software developers. Product development expenses related to the Company's information technology consulting consists primarily of payroll and systems development for the web site hosting services. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     OTHER INCOME (EXPENSE). The Company had net other income of $712,555 for the year ended December 31, 2005 compared to net other expense of $121,162 during 2004. The income was attributable primarily from the forgiveness of certain debts of the Company which amounted to $740,640 in 2005 compared to $90,539 in 2004. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, the Company's primary source of liquidity consisted of $66,703 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2005 of $23,228,605 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The Company generated net income for the year ended December 31, 2005 of $350,069 compared to a net loss in 2004 of $553,574. The net income in 2005 was mainly the result of the write off of certain large debts of the Company which will not occur in the future. The Company anticipates a net loss for the year ended December 31, 2006 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     The Company has implemented stringent cost-cutting efforts and is presently working with sources of investment capital to fund operating losses until the Company reaches profitability. Presently, however, the Company believes that its capital resources are insufficient for ongoing operations, with minimal current cash reserves. The Company will likely require considerable amounts of financing to make any significant advancement in its business strategy. There is presently no agreement in place with any source of financing and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB







                                    CONTENTS



Report of Independent Registered Public Accounting Firm.......................17

Consolidated Balance Sheet....................................................18

Consolidated Statements of Operations........................................ 20

Consolidated Statements of Stockholders' Deficit............................. 21

Consolidated Statements of Cash Flows........................................ 23

Notes to the Consolidated Financial Statements............................... 25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors
SportsNuts, Inc.
Draper, Utah

We have audited the accompanying consolidated balance sheets of SportsNuts, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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




Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 23, 2006

                                SPORTSNUTS, INC.
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                        December 31,
CURRENT ASSETS                                                              2005
                                                                        ------------

   Cash and cash equivalents (Note 1)                                   $     66,703
   Accounts receivable, net (Note 1)                                          57,583
   Advances due from related party (Note8)                                    22,212
   Prepaid expenses                                                           10,618
                                                                        ------------

        Total Current Assets                                                 157,116
                                                                        ------------

PROPERTY AND EQUIPMENT - NET (Note 1)                                         11,711
                                                                        ------------

OTHER ASSETS

   Goodwill, net (Note1 1)                                                    52,696
                                                                        ------------

        Total Other Assets                                                    52,696
                                                                        ------------

        TOTAL ASSETS                                                    $   $221,523
                                                                        ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                     $      71,445
   Due to related parties (Notes 8)                                           153,711
   Accrued expenses (Notes 1)                                               1,508,294
   Line of credit payable (Note 1)                                             28,771
   Notes payable, current portion (Note 3)                                    165,850
   Notes payable - related parties (Note 2)                                   704,190
                                                                        -------------

        Total Current Liabilities                                           2,632,261
                                                                        -------------

STOCKHOLDERS' DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares authorized,
   121,674,854 shares issued and outstanding, respectively                   243,350
   Additional paie-in capital                                             20,764,999
   Stock subscriptions receivable                                           (161,750)
   Accumulated deficit                                                   (23,257,337)
                                                                        ------------

        Total Stockholders' Deficit                                       (2,410,738)
                                                                        ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    221,523
                                                                        ============

The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                     Consolidated Statements of Operations

                                                                            For the Years Ended
                                                                                December 31,
                                                                        ---------------------------
                                                                             2005        2004
                                                                        ------------  ------------


NET SALES                                                               $    638,525  $    828,055

COST OF SALES                                                                480,842       506,948
                                                                        ------------  ------------

GROSS MARGIN                                                                 157,683       321,107
                                                                        ------------  ------------

OPERATING EXPENSES

   Salaries and consulting                                                   259,339       364,825
   Professional fees                                                          31,098        65,918
   Selling, general and administrative                                       258,464       322,776
                                                                        ------------  ------------

        Total Operating Expenses                                             548,901       753,519
                                                                        ------------  ------------

LOSS FROM OPERATIONS                                                        (391,218)     (432,412)
                                                                        ------------  ------------

OTHER INCOME (EXPENSES)

   Interest expense                                                         (131,951)     (144,581)
   Impairment of goodwill                                                        -        (153,270)
   Interest income                                                             5,246           330
   Gain on settlement of debt (Note 1)                                       740,640        90,539
   Other income                                                               98,620        85,820
                                                                        ------------  ------------

        Total Other Income (Expenses)                                        712,555      (121,162)
                                                                        ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES                                            312,337      (553,574)

INCOME TAX EXPENSE                                                               -             -
                                                                        ------------  ------------

NET INCOME (LOSS)                                                       $    321,337  $   (553,574)
                                                                        ============  ============

BASIC AND DILUTED:
   Net income (loss) per common share                                   $       0.00  $      (0.01)
                                                                        ============  ============

Weighted average shares outstanding                                      119,757,046   104,673,073
                                                                        ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                Consolidated Statements of Stockholders' Deficit


                                                       Common Stock           Additional      Stock                       Total
                                                --------------------------     Paid-in     Subscriptions  Accumulated  Stockholders'
                                                   Shares        Amount        Capital      Receivable      Deficit       Deficit
                                                ------------  ------------  -------------  ------------  ------------  ------------

Balance, December 31, 2003                        98,624,854  $    197,250  $  20,179,305  $        -    $(23,025,100) $ (2,648,545)

Warrants/Options issued below market value               -             -           50,200           -             -          50,200

Shares issued for purchase of
 Secure Networks, Inc.                            2,500,000          5,000         22,500           -             -          27,500

Shares issued for debt payment                    8,150,000         16,300         24,450           -             -          40,750

Spin-off of Synerteck, Incorporated                     -              -           33,011           -             -          33,011

Sale of Sports Management Partners, Inc.                -              -          289,851           -             -         289,851

Exercise of stock options                         2,400,000          4,800         56,950       (61,750)          -             -

Net loss for the year ended
 December 31, 2004                                      -              -              -             -        (553,574)     (553,574)
                                                ------------  ------------  ------------  -------------  ------------  -------------
Balance, December 31, 2004                       111,674,854  $    223,350  $ 20,656,267  $     (61,750) $(23,578,674) $ (2,760,807)

Stock options compensation expense                       -             -          28,732            -             -          28,732

Exercise of stock options                         10,000,000        20,000        80,000       (100,000)          -             -

Net income for year ended
December 31, 2005                                        -             -             -              -         321,337       321,337
                                                ------------  ------------  ------------  -------------  ------------  ------------

Balance, December 31, 2005                       121,674,854  $    243,350  $ 20,764,999  $   (161,750)  $(23,257,337)   (2,410,738)
                                                ============  ============  ============  =============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                     Consolidated Statements of Cash Flows

                                                                                For the Years Ended
                                                                                     December 31,
                                                                            --------------------------
                                                                                2005          2004
                                                                            ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                           $    321,337  $   (553,574)
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
   Depreciation                                                                   41,028        44,345
   Warrants/options issued below market value                                     28,732        50,200
   Gain on settlement of debt                                                   (740,640)      (90,539)
   Loss on impairment of goodwill                                                     -        153,270
Changes in operating assets and liabilities:
   Accounts receivable                                                            91,021      (175,403)
   Advances due from related party                                                (2,336)       (3,431)
   Other current assets                                                           (3,388)       (1,230)
   Deferred revenue                                                                  -          (7,500)
   Accounts payable and accrued expenses                                         131,510       512,976
   Due to related parties                                                         22,761        18,462
                                                                            ------------  ------------

        Net Cash Used in Operating Activities                                  (109,975)      (52,424)
                                                                            ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                                -         (24,204)
                                                                            -----------  --------------

        Net Cash Used by Investing Activities                                        -         (24,204)
                                                                            -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in line of credit payable                                                   199        11,806
   Proceeds from notes payable                                                     55,850           -
   Proceeds from notes payable - related parties                                  106,524        27,000
                                                                            -------------  ------------

        Net Cash Provided by Financing Activities                           $     162,573        38,806
                                                                            -------------  ------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                                  $      52,598  $    (37,822)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     14,105        51,927
                                                                            -------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $      66,703  $     14,105
                                                                            =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
               Consolidated Statements of Cash Flows (Continued)

                                                                                 For the Years Ended
                                                                                     December 31,
                                                                            --------------------------
                                                                                2005          2004
                                                                            ------------  ------------

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash Payments For:

        Interest                                                            $      5,574  $     4,815
        Income taxes                                                        $        -    $       -

   Non-Cash Investing and Financing Activities

        Common stock issued for subscriptions receivable                    $   100,000   $    61,750
















The accompanying notes are an integral part of these consolidated financial statements.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

     Effective April 15, 2001, the Company issued 3,800,000 shares of its common stock to acquire Rocky Mountain Sports Alliance, Inc. ("RMSA") in exchange for all of the issued and outstanding shares of RMSA common stock. The acquisition was accounted for as a purchase per APB No. 16. The RMSA is a sports management firm located in Salt Lake City, Utah and currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area. Management believes that the addition of the RMSA to the Company's technology solutions gives the Company a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations.

     During February 2004, the Company acquired Secure Networks, Inc. from an individual for 2,500,000 shares of SportsNuts, Inc.'s common stock making it a wholly owned subsidiary. The purchase agreement also provides for issuance of up to an additional 2,500,000 shares in each of the following three years. The actual number of shares yet to be issued will be determined by formula in each of these three years. Goodwill of $52,696 has been recognized as a result of this acquisition. As of December 31, 2005, we have determined that there has been no impairment of goodwill.

     b.   Accounting Method

     The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

     c.   Cash and Cash Equivalents

     Cash  Equivalents  include  short-term,   highly  liquid  investments  with
     maturities of three months or less at the time of acquisition.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

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

                Computer hardware                         3 years
                Computer software                         3 years
                Office equipment                          7 years

     Depreciation expense for the years ended December 31, 2005 and 2004 was $41,028 and $44,345, respectively.

     e.   Accounts Receivable

     Accounts receivable are recorded net of the allowance for doubtful accounts of $7,991 and $10,292 as of December 31, 2005 and 2004, respectively.

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

     i.   Goodwill

     Based on SFAS No. 142, the Company has determined that the goodwill of $52,696 associated with the acquisition of Secure Networks will not be amortized and there has been no impairment of goodwill as of December 31, 2005.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     j.   Basic Net Loss Per Share

                                                                            For the Years Ended
                                                                                December 31,
                                                                 -----------------------------------------
                                                                        2005                   2004
                                                                 ------------------    -------------------

      Basic net income (loss) per share:

            Income (Loss) (numerator)                            $        321,337      $       (553,574)
            Shares (denominator)                                      119,757,046            104,673,073
            Per share amount                                     $           0.00      $          (0.01)

     The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net income (loss) per common share.

     k.   Provision for Taxes

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method. The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes. In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized. A full allowance against deferred tax assets was provided as of December 31, 2005.

     At December 31, 2005 the Company had net operating loss carryforwards of approximately $14,000,000 that may be offset against future taxable income through 2025. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

     m.   Stock Options and Warrants

     The Company has not implemented the provisions of FASB Statement 123R "Share Based Payment" as permitted by the statement. As permitted by FASB Statement 123 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make pro forma disclosures of net income (loss) and basic earnings
     (loss) per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is

     m.   Stock Options and Warrants (Continued)

     recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant. As of December 31, 2005, there were 18,150,000 options outstanding which were granted to employees, all of which were granted at exercise prices equal to or above the market price on the grant date.

     For  purposes  of the pro  forma  disclosures  and to  measure  and  record consideration paid to non-employees in the form of stock options or warrants, the Company applies FASB Statement 123, "Accounting for Stock-Based Compensation", which requires the Company to estimate the fair value of each dilutive instrument (stock options and warrants) award at the grant date by using the Black-Scholes option pricing model.

     n.   Gain on Settlement of Debt

     The gain on settlement of debt arises from the write-off of certain old accounts payable by the Company in pursuant to a legal opinion from the Company's attorney and CEO. The Company is continuing to negotiate with additional creditors to settle other old accounts payable at a discount. The gain on settlement of debt associated with this write-off amounted to $740,640 at December 31, 2005.

     o.   Line of Credit

     The company has one line of credit outstanding at December 31, 2005. Following are the details of the line of credit:

     Line of credit is due on demand.
     Available credit line                                      $         34,000
     Interest rate                                                            8%
     Balance outstanding at December 31, 2005                   $         28,771

     p.   Reclassifications

     Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the consolidated financial statements.

     q.   Accrued Expenses

     Accrued expenses consisted of the following at December 31, 2005:

     Accrued compensation                                      $         975,239
     Accrued interest                                                    484,938
     Other accrued expense                                                48,117
                                                               -----------------
     Total accrued expense                                     $       1,508,294
                                                               =================

NOTE 2- NOTES PAYABLE - RELATED PARTIES

        Notes payable - related parties consisted of the following:
                                                                                             December 31,
                                                                                                 2005
                                                                                           ----------------

        Note payable to a shareholder, secured by tangible
         and intangible assets of the Company,
         interest at 16%, principal and interest due
         April 1, 2000, past due. Note is convertible into
         common stock of the Company at $.10 per share.                                     $       450,000

        Note payable to a related individual, secured
         by tangible assets of the Company, interest at 16%,
         principal and interest due May 4, 2000, past due.
         Note is convertible into common stock of the
         Company at $1.00 per share.                                                                20,000

        Notes payable to related individuals, unsecured,
         interest at 10%, due on demand.                                                           183,916

        Notes payable to a related individual, unsecured,
         interest at 13%, due on demand.                                                            21,500

        Notes payable to a related individual, unsecured,
         interest at 24%, due on demand.                                                            26,774

        Notes payable to a related individual, unsecured,
         non interest bearing, due on demand.                                                        2,000
                                                                                           -----------------

                Total notes payable - related parties                                               704,190

                Less: current portion                                                              (704,190)
                                                                                           -----------------

                Long-term notes payable - related parties                                  $             -
                                                                                           =================


         Maturities of notes payable - related parties are as follows:

                  Year Ending
                  December 31,                                                                 Amount
              ------------------                                                           -----------------

                    2006                                                                   $        704,190
                                                                                           ------------------

                    Total                                                                  $         704,190
                                                                                           ==================

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 3 - NOTES PAYABLE

         Notes payable consisted of the following:
                                                                                                  December 31,
                                                                                                      2005
                                                                                                ----------------

         Note payable to an individual, secured by tangible
          assets of the Company, interest at 16%,
          principal and interest due May 1, 2000, past due.
          Note is convertible into common stock of the
          Company at $1.00 per share.                                                           $        20,000

         Note payable to an individual, unsecured,
          interest at 10%, principal and interest due
          June 26, 2000, past due. Note is convertible into
          common stock of the Company at $1.00
          per share.                                                                                     25,000

         Note payable to an individual, unsecured,
          interest at 18%, principal and interest due
          August 15, 2001, past due. Note is convertible
          into common stock of the Company at $0.25
          per share.                                                                                    50,000

         Notes payable to individuals, unsecured, interest
          at 10%, due on demand.                                                                        63,750

         Note payable to a company, unsecured, interest
          at 24%, due on demand.                                                                         7,100
                                                                                               ----------------

                Total notes payable                                                                     165,850

                Less: current portion                                                                  (165,850)
                                                                                              -----------------

                Long-term notes payable                                                       $             -
                                                                                              =================

              Maturities of notes payable are as follows:

                     Year Ending
                     December 31,                                                                     Amount
                  -----------------                                                            -----------------
                         2006                                                                  $         165,850
                                                                                               -----------------

                        Total                                                                  $         165,850
                                                                                               =================

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS

     Effective February 1, 2004, the Company issued 2,500,000 shares of its common stock valued at $0.011 per share to acquire Secure Networks, Inc.

     Effective May 14, 2004, the Company issued 3,150,000 shares of its common stock valued at $0.005 per share in satisfaction of interest payable due to an individual by the Company.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 4 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

     Effective October 4, 2004, the Company issued 5,000,000 shares of its common stock valued at $0.005 per share in satisfaction of obligations for consulting services received by the Company.

     Effective October 11, 2004, the Company issued 2,400,000 shares of its common stock in exchange for the exercise of stock options held by an employee of the Company. The Company has recorded a stock subscription receivable of $61,750 as payment has not yet been received.

     Effective March 11, 2005, the Company issued 10,000,000 shares of its common stock in exchange for the exercise of stock options held by employees and consultants of the Company. The Company has recorded a stock subscription receivable of $100,000 as payment has not yet been received.

NOTE 5 - OPTIONS AND WARRANTS

     Employee Stock Options
     ----------------------

     In January 2005, the Company issued 2,000,000 options to an employee of the Company exercisable at $0.01 per share. On March 11, 2005, these options were exercised (See Note 4). The following tables summarize the information regarding employee stock options at December 31, 2005:

                      Options outstanding at December 31, 2004                                          19,735,000
                      Options granted                                                                    2,000,000
                      Options cancelled                                                                (1,585,000)
                      Options exercised                                                                 (2,000,000)
                                                                                                ------------------
                      Options outstanding at December 31, 2005                                          18,150,000
                                                                                                ==================
                      Weighted average exercise price of options
                      outstanding at December 31, 2005                                          $             0.01
                                                                                                ==================

                                   Number of         Weighted                        Number of
                                    Options           Average        Weighted         Options        Weighted
                                  Outstanding        Remaining       Average       Exercisable at     Average
                  Exercise        December 31,      Contractual      Exercise       December 31,     Exercise
                   Prices            2005              Life           Price             2005           Price
               ---------------- ----------------- ----------------- ------------ ----------------- -------------

               $         0.005         8,750,000             2.82   $      0.005        5,816,666  $       0.005
               $         0.020         9,300,000             1.17   $      0.020        9,300,000  $       0.020
               $         0.030           100,000             0.26   $      0.030          100,000  $       0.030


     The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no expense has been recognized for its stock option plan during the years ended December 31, 2005 and 2004. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under such plan consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's net loss and basic loss per common share would have been as indicated below:

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 5 -      OPTIONS AND WARRANTS (Continued)

                                                                                          December 31,
                                                                            -----------------------------------------
                                                                                   2005                   2004
                                                                            ------------------    -------------------

              Net income (loss) as reported                                 $        321,337            $  (553,574)
              Pro forma net income (loss)                                             314,154              (553,574)
              Basic loss per share as reported                                           0.00                 (0.01)
              Pro forma basic loss per share                                $            0.00           $     (0.01)

              The Company estimates the fair value of each stock option at the grant date and re-valuation date by using the Black-Scholes option pricing model based on the following assumptions:

                      Risk free interest rate                                                                  2.37%
                      Expected life                                                                       0.25 Years
                      Expected volatility                                                                       1.86
                      Dividend yield                                                                             0.0

              Non-Employee Stock Options
              --------------------------

              In January 2005, the Company issued 8,000,000 options to non employees of the Company exercisable at $0.01 per share. On March
              11, 2005, these options were exercised (See Note 4). The following tables summarize the information regarding non-employee options outstanding at December 31, 2005.

                      Options outstanding at December 31, 2004                                              20,000
                      Options granted                                                                    8,000,000
                      Options cancelled                                                                   (20,000)
                      Options exercised                                                                (8,000,000)
                                                                                                ------------------
                      Options outstanding at December 31, 2005                                                -
                                                                                                ==================

                      Weighted average exercise price of non-employee
                      options outstanding at December 31, 2005                                  $             0.00
                                                                                                ==================

              The Company applies SFAS No. 123 for options issued to non-employees, which requires the Company to estimate the fair value of each option issued at the grant date by using the Black-Scholes pricing model with the following assumptions:

                                 Risk free interest rate                                                    2.37%
                                 Expected life                                                         0.25 Years
                                 Expected volatility                                                         1.86
                                 Dividend yield                                                               0.0

As a result of applying SFAS No. 123, the Company had non-employee compensation expense of $28,732 and $-0- during the years ended December 31, 2005 and 2004, respectively.

NOTE 6 - OPERATING LEASES

     The Company leases two (2) different facilities under non-cancelable operating leases expiring in 2005. Rental expense for the years ended December 31, 2005 and 2004 was $55,070 and $52,284, respectively.

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 7 - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2005 of approximately $23,300,000 and has experienced periodic cash flow difficulties, all of which raise substantial doubt regarding the Company's ability to continue as a going concern.

     To date the Company has funded its operations through a combination of short and long-term loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2006 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company's ability to continue operations.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

     From time to time, the Company makes advances to a company with a common officer. These advances are short term in nature and due on demand. The balance receivable at December 31, 2005 was $22,212.

     From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed. These unreimbursed expenses are disclosed as due to related parties. The balance due at December 31, 2005 was $153,711.

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

     The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 1). All significant intersegment transactions have been eliminated in the consolidated financial statements. Financial information as of and for the year ended December 31, 2005 with respect to the reportable segments is as follows:

                                SPORTSNUTS, INC.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004

NOTE 9 - SEGMENT REPORTING (Continued)

                                                                                                       Information
                                                                  Online           Sports Event        Technology
                                                                 Services           Management         Consulting
                                                              ---------------     ---------------    ----------------

              Cash                                            $        1,637      $        1,598     $        63,468
              Fixed assets, net                                        8,800               1,819               1,092
              Total assets                                            67,243              35,899             118,381
              Total liabilities                                    2,372,268              37,797             222,196
              Revenues                                                22,685             140,396             475,444
              Cost of goods sold                                      11,616              93,641             375,585
              Other income (expense)                                 729,627             (4,028)            (13,044)
              Segment profit (loss) before tax effect                343,108             (8,629)            (13,142)

NOTE 10 - DISPOSITION AND SALE OF SUBSIDIARIES

     Synerteck Incorporated
     ----------------------

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

     Sports Management Partners, Inc.
     --------------------------------

     On October 14, 2004, the Company sold all of its shares of Sports Management Partners, Inc. (SMPI) (a wholly owned subsidiary) to a related individual for $1. SMPI has had no activity since 2002. At the time of sale SMPI had an accumulated deficit of $289,851, liabilities of $350,161 and a deficit in paid-in capital of $60,310. SportsNuts no longer holds any interest in SMPI due to this transaction which terminated the parent/subsidiary relationship. As the transaction was with a related party no gain has been reported in the income statement and the effects of this transaction have been included in additional paid-in capital.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

ITEM 8A:  CONTROLS AND PROCEDURES

     The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of
1934) as of December 31, 2005 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

     The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2005, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.


ITEM 8B: OTHER INFORMATION

         None

                                    PART III

ITEM 9:  DIRECTORS,  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;  COMPLIANCE WITH
     SECTION 16(A) OF THE EXCHANGE ACT.

     Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year. The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term. Thereafter, any director, whether elected or re-elected, will serve a three-year term. Each of the Company's eight directorships has been divided into one of these three classes, with one class containing two directorships and two classes containing three directorships. Kenneth I. Denos, age 38, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors. A short summary of Mr. Denos' business experience is below. His term of office will expire at the next annual shareholders meeting. No annual shareholders' meeting is planned for the year 2006.

     KENNETH DENOS, age 38, has worked with SportsNuts since November, 1998, and has served as the Company's Chief Executive Officer, General Counsel, Secretary, and a member of the Board of Directors since April, 1999. Mr. Denos also serves on the Board of Directors of Moore, Clayton & Co., Inc., an international strategic and advisory firm with offices in Los Angeles, Houston, Salt Lake City, San Francisco, New York City, South Africa, and London. Mr. Denos also serves on the Board of Directors of Ridgecrest Healthcare Group, Inc. (Other
OTC: RCHG) a healthcare advisory firm based in Los Angeles. Mr. Denos is an executive officer of Equus II Incorporated (NYSE: EQS), a business development company based in Houston and traded on the New York Stock Exchange. Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance. Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law. Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

     Although various items were reviewed and approved by the Board of Directors during 2004, the Board held no meetings during the fiscal year ended December 31, 2005.

     The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an "audit committee financial expert" as such term is described in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission.

COMPENSATION OF DIRECTORS

     Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings. Directors may also be granted stock options under the Company's 2000 Stock Option Plan. Code of Ethics

CODE OF ETHICS

     We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer and any person performing similar functions). A copy of our code of ethics is publicly available on our website at www.sportsnuts.com under the caption "INVESTORS." If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer, chief accounting officer or controller, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10:  EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2005, 2004, and 2003 of those persons who were the Company's Chief Executive Officer and other executive officers of the Company.

SUMMARY COMPENSATION TABLE


                                                                              Long-Term
                               Annual Compensation                          Compensation
                               -------------------                          ------------

                                                                                                      All Other
Name and                     Year               Salary           Bonus           Securities         Compensation
Principal                    ----               ------           -----           Underlying         ------------
Position                                                                          Options
--------                                                                          -------

Kenneth Denos              2005(1)          $100,000             $0                 $0                   $0
CEO                        2004(2)          $100,000             $0                 $0                   $0
                           2003(3)          $100,000             $0                 $0                   $0

(1) Represents $100,000 in earned but unpaid salary during 2005.
(2) Represents $100,000 in earned but unpaid salary during 2004.
(3) Represents $100,000 in earned but unpaid salary during 2003.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES


                                                                 Number of                   Value of Unexercised
                                                           Unexercised Options at            In-the-Money Options
                                                             December 31, 2005             at December 31, 2005(1)

                            Shares
                           Acquired          Value              Exercisable/                    Exercisable/
        Name              On Exercise      Realized             Unexercisable                   Unexercisable
        ----              -----------      --------             -------------                   -------------

Kenneth Denos                  0               0                1,000,000/0                          0/0

Kenneth Denos                  0               0                9,000,000/0                          0/0

(1) Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2005 of $0.004.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a) Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock (par value $0.002 per share) as of February 10, 2006 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2005, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2005 as a group. As of such date, the Company had 121,321,086 shares of Common Stock outstanding. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10757 South, River Front Parkway, South Jordan, Utah 84095.


                                                                                  COMMON STOCK
                                                                                  ------------

              DIRECTORS, EXECUTIVE OFFICERS,
                      5% STOCKHOLDERS                               NUMBER               PERCENT OF CLASS(1)
                      ---------------                               ------               ----------------

Kenneth Denos(2)                                                  25,667,953                    19.12%

Prestbury Investment Holdings Limited(3)                          25,000,000                    22.39%

Nigel Wray(4)                                                     25,000,000                    22.39%

Nicholas Leslau(5)                                                25,000,000                    22.39%

Gardner Management, Inc. Profit Sharing Plan and Trust(6)         19,026,607                    16.07%

Moore, Clayton & Co., Inc.(7)                                     14,667,953                    11.71%

Todd Shell(8)                                                     7,500,000                     6.72%
-------------                                                     ---------                     -----

All directors and officers as a group                             25,667,953                    19.12%
(1 person)

     (1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 121,321,086 shares of Common Stock outstanding as of February 10, 2003, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Secretary, and Director of the Company. Includes 2,000,000 shares of Common Stock held directly by Mr. Denos and 9,000,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days. Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. ("MCC"), this number also includes 1,071,429 shares held directly by MCC, and certain promissory notes held by MCC that are currently convertible into 13,596,524 shares of Common Stock.

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



         (B) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.



                                      NUMBER OF             WEIGHTED-AVERAGE               NUMBER OF SECURITIES
                                     SECURITIES            EXERCISE PRICE OF                    REMAINING
                                  TO BE ISSUED UPON          OUTSTANDING               AVAILABLE FOR FUTURE ISSUANCE
                                    EXERCISE OF                OPTIONS,                  UNDER EQUITY COMPENSATION
                                 OUTSTANDING OPTIONS,        WARRANTS AND               PLANS (EXCLUDING SECURITIES
                                 WARRANTS AND RIGHTS            RIGHTS                    REFLECTED IN COLUMN (A)

                                         (A)                     (B)                                (C)

Equity compensation
plans approved by                    50,000,000                $0.011                           19,400,000
security holders

Equity compensation
plans not approved by                     0                      $0                                  0
security holders

                        TOTAL        50,000,000                $0.011                           19,400,000



     (C) POSSIBLE CHANGE OF CONTROL.

     To reduce the Company's debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2006 and 2007, depending upon the agreement of various creditors of the Company. These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years. Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company's larger creditors.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During 2000-2005, Kenneth I. Denos, the Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos. These loans, aggregating $79,000, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

     Since May 2000, Kenneth I. Denos, the Company's Chief Executive Officer, has not been paid a salary for his services, although his salary payment obligation has been accrued on the books of the Company. As of December 31, 2005, such accrued payroll liability and related expenses totaled $778,481. Accordingly, the Company may seek to convert some or all of Mr. Denos' payroll liability into stock of the Company, the result of which could be the issuance of a substantial number of shares of Common Stock and substantial dilution to current stockholders.

     Commencing May 1, 2006, the Company will become a subtenant of Acadia Properties, Inc., an entity controlled by Kenneth I. Denos, the Company's Chief Executive Officer. Acadia Properties will charge the Company $500 per month for use of its facilities, telephones, and limited use of office supplies.

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


ITEM 14:  PRINCIPAL  ACCOUNTANT  FEES AND  SERVICES
     FEES  BILLED  FOR AUDIT AND NON-AUDIT SERVICES

     The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, ("BMC") for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004, and all fees billed for other services rendered by BMC during those periods.


Year Ended December 31                                        2005                              2004
----------------------                                        ----                              ----





Audit Fees(1)                                                  $0                              $12,090
Audit-Related Fees(2)                                           0                                 0
Tax Fees(3)                                                     0                                 0
All Other Fees(4)                                                                                2,365
                                                          -----------                       ----------

Total Accounting Fees and Services                           $00000                         $   14,455


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



INDEX TO EXHIBITS



         EXHIBIT
         NUMBER                                              TITLE OF DOCUMENT
         ------                                              -----------------

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

                                                         SPORTSNUTS, INC.


Dated: March 25, 2006                           By:  /s/ Kenneth Denos
                                                     ----------------------
                                                     Kenneth Denos
                                                     Chief Executive Officer
                                                     and Chief Financial Officer