Form 10QSB
period 2006-03-31
SPORTSNUTS  INC
filed 2006-05-15
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

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



                                 (801) 816-2500
                                 --------------
                           (Issuer's Telephone Number)

             11585 South State Street, Suite 102, Draper, Utah 84020
             -------------------------------------------------------
(Former  Name,  Former  Address and Former  Fiscal Year,  if Changed  Since Last
Report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 31, 2006, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

     Transitional Small Business Disclosure Format (check one) [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2006.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB









                                    CONTENTS

Condensed Consolidated Balance Sheets......................................... 4

Condensed Consolidated Statements of Operations............................... 5

Condensed Consolidated Statements of Stockholders' Deficit.................... 6

Condensed Consolidated Statements of Cash Flows................................7

Notes to the Condensed Consolidated Financial Statements...................... 8

                                SPORTSNUTS, INC.
                     Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                    March 31,       December 31,
                                                                      2006              2005
                                                                -----------------  -----------------
                                                                  (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                       $       7,114      $     66,703
   Accounts receivable, net                                               70,361            57,583
   Advances due from related party                                        30,756            22,212
   Prepaid expenses                                                       11,386            10,618
                                                                -----------------  -----------------

        Total Current Assets                                             119,617           157,116
                                                                -----------------  -----------------

PROPERTY AND EQUIPMENT - NET                                               3,022            11,711
                                                                -----------------  -----------------

OTHER ASSETS

   Goodwill, net                                                          52,696            52,696
                                                                -----------------  -----------------

        Total Other Assets                                                52,696            52,696
                                                                -----------------  -----------------

        TOTAL ASSETS                                               $     175,335      $    221,523
                                                                =================  =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $      84,619      $     71,445
   Due to related parties                                                157,884           153,711
   Accrued expenses                                                    1,560,971         1,508,294
   Line of credit payable                                                 31,867            28,771
   Noted payable, current portion                                        165,850           165,850
   Notes payable - related parties                                       702,190           704,190
                                                                -----------------  -----------------

        Total Current Liabilities                                      2,703,381         2,632,261
                                                                -----------------  -----------------

STOCKHOLDERS' DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 121,674,854 shares issued and outstanding,
    respectively                                                        243,350             243,350
   Additional paid-in capital                                        20,764,999          20,764,999
   Stock subscriptions receivable                                      (161,750)           (161,750)
   Accumulated deficit                                              (23,374,645)        (23,257,337)
                                                                 ----------------  -----------------

        Total Stockholders' Deficit                                  (2,528,046)         (2,410,738)
                                                                 ----------------  -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    175,335       $     221,523
                                                                =================  =================

                                SPORTSNUTS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                     For the Three Months Ended
                                                                               March 31,
                                                                ------------------------------------
                                                                      2006               2005
                                                                -----------------  -----------------

NET SALES                                                          $    102,086       $     191,744

COST OF SALES                                                            78,021             118,324
                                                                -----------------  -----------------

GROSS MARGIN                                                             24,065              73,420
                                                                -----------------  -----------------

OPERATING EXPENSES

   Salaries and consulting                                               54,391              67,540
   Professional fees                                                     14,144               8,980
   Selling, general and administrative                                   58,358              67,573
                                                                -----------------  -----------------

        Total Operating Expenses                                        126,893             144,093
                                                                -----------------  -----------------

LOSS FROM OPERATIONS                                                   (102,828)            (70,673)
                                                                -----------------  -----------------

OTHER INCOME (EXPENSES)

   Interest expense                                                     (33,319)            (33,746)
   Interest income                                                        1,294                  39
   Gain on settlement of debt                                                 -               9,434
   Other income                                                          17,545              21,955
                                                                -----------------  -----------------

        Total Other Income (Expenses)                                   (14,480)             (2,318)
                                                                -----------------  -----------------

LOSS BEFORE INCOME TAXES                                               (117,308)            (72,991)

INCOME TAX EXPENSE                                                            -                   -
                                                                -----------------  -----------------

NET LOSS                                                           $   (117,308)       $    (72,991)
                                                                =================  =================

BASIC AND DILUTED:
   Net Loss per common share                                       $      (0.00)       $      (0.00)
                                                                =================  =================

Weighted average shares outstanding                                 121,674,854         114,008,187
                                                                =================  =================

                       SPORTSNUTS, INC.
           Condensed Consolidated Statements of Stockholders' Deficit



                                               Common Stock             Additional       Stock                         Total
                                        ----------------------------     Paid-in     Subscriptions   Accumulated   Stockholders'
                                            Shares         Amount        Capital       Receivable       Deficit        Deficit
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004                111,674,854  $     223,350  $  20,656,267  $    (61,750)  $(23,578,674)  $ (2,760,807)

Stock options compensation expense                  -              -         28,732             -              -         28,732

Exercise of stock options                  10,000,000         20,000         80,000      (100,000)             -              -

Net income for year ended
December 31, 2005                                  -              -              -              -        321,337        321,337
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2005                121,674,854  $     243,350  $  20,764,999  $   (161,750)  $(23,257,337)    (2,410,738)

Net loss for three months ended
March 31, 2006 (unaudited)                          -              -              -             -       (177,308)      (117,308)
                                        -------------  -------------  -------------  ------------  --------------  -------------

Balance, March 31, 2006 (unaudited)       121,674,854   $    243,350  $  20,764,999  $   (161,750) $ (23,374,645)    (2,528,046)
                                        =============  =============  =============  ============  ==============  =============

                                SPORTSNUTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                      For the Three Months Ended
                                                                               March 31,
                                                                ------------------------------------
                                                                      2006               2005
                                                                -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $       (117,308)  $        (72,991)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
   Depreciation                                                            8,689             10,352
   Warrants/options issued below market value                                  -             12,785
   Gain on settlement of debt                                                  -             (9,434)
Changes in operating assets and liabilities:
   Accounts receivable                                                   (12,778)            71,318
   Advances due from related party                                        (8,544)             1,953
   Other current assets                                                     (768)            (3,848)
   Accounts payable and accrued expenses                                  65,851             13,818
   Due to related parties                                                  4,173                  -
                                                                -----------------  -----------------

        Net Cash (Used) Provided by Operating Activities                 (60,685)            23,953
                                                                -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in line of credit payable                                        3,096                  -
   Proceeds from notes payable - related parties                               -              5,000
   Payments on notes payable - related parties                            (2,000)                 -
                                                                -----------------  -----------------

        Net Cash Provided by Financing Activities               $          1,096   $          5,000
                                                                -----------------  -----------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                      $        (59,589)  $         28,953

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           66,703             14,105
                                                                -----------------  -----------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $         7,114   $         43,058
                                                                =================  =================

 SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payment for:

        Interest                                                $          2,385   $          1,989
        Income taxed                                                           -                  -

                                SPORTSNUTS, INC.
            Notes to the Condensed Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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


OVERVIEW

     SportsNuts is a sports management and marketing company, with a focus on community-based amateur athletics. The Company helps organize and manage various small sports events, providing online registration, event sponsorship, and event coordination.

     The Company seeks to make events more profitable and efficient by promoting such events through various media channels, attracting corporate sponsorships, and providing technology tools to decrease administrative and personnel costs.

     Beginning in February, 2004, the Company began selling computer hardware through Secure Netwerks, Inc., the Company's wholly-owned subsidiary ("Secure Netwerks"). In an effort to focus exclusively on the sports industry, the Company announced its intention in late 2004 to spin-off Secure Netwerks. Management expects that such spin-off will take place within 2006 or early 2007.

     The Company's principal sources of revenues are (i) online services targeted to sports organizations and members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) sales of computer hardware and software together with related services. The ability to generate revenues during the year 2006 and beyond depends substantially upon the Company's resources available in order to market to and engage organizations and their members to receive these products and services. Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding. If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

RESULTS OF OPERATIONS

     Following is management's discussion of the relevant items affecting results of operations for the periods ended March 31, 2006 and 2005.

     REVENUES. The Company generated net revenues of $102,086 during the three months ended March 31, 2006, a 47% decrease compared to $191,744 in net revenues during the first quarter of 2005. The decrease is mainly the result of a large sale of computer hardware by Secure Netwerks which was associated with an equipment lease during the first quarter of 2005. This sale contributed approximately $62,000 in revenues during said period. Although Secure Netwerks continues to pursue equipment leases, nothing materialized during the first quarter of 2006. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the announced spin-off of Secure Netwerks, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, following this spin-off, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

     COST OF SALES. Cost of sales for the three months ended March 31, 2006 were $78,021, a 34% decrease from $118,324 during the first quarter of 2005. This decrease correlates to the decrease in revenues but the percentage change is lower due to the change in sales mix. Sales of computer hardware during the three months ended March 31, 2006 were $81,494 compared to $140,439 during the same period in the prior year. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the increased percentage change in cost of sales. This change in cost of sales was expected by management and will continue as the sale of hardware is expected to increase. Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

     SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses for the three months ended March 31, 2006 were $54,391, a 19% decrease from $67,540 during the first quarter of 2005. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor. Payroll expense accounted for approximately $45,918 of salaries and consulting expenses during 2006, as compared to $57,150 during 2005. The Company also had expiring warrants in 2005 which were issued below market value resulting in an expense of $12,785.

     PROFESSIONAL FEES. Professional fees for the three months ended March 31, 2006 were $14,144, a 58% increase from $8,980 during the first quarter of 2005. This increase was primarily attributable to accounting and audit fees related to the proposed spin-off of Secure Netwerks. These fees were approximately $5,000 and were incurred in the first quarter of 2005. The Company anticipates that professional fees will increase as the Company continues to prepare for the spin-off of Secure Netwerks.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $58,358 for the three months ended March 31, 2006, as compared to $67,573 during the first quarter of 2005, a decrease of 14%. One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $23,580 in 2005 to $19,864 in 2006. The Company anticipates that rent expense will decrease in 2006 due to the move into a new office and the sharing of the rent and overhead expenses with other entities. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

         Other Income (Expense). The Company had net other expense of $14,480 for the three months ended March 31, 2006 compared to $2,318 during the first quarter of 2005. The income in this category during 2005 was attributable primarily from the forgiveness of certain debts of the Company which amounted to $9,434 compared to zero in 2006. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, the Company's primary source of liquidity consisted of $7,114 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2006 of $23,374,645 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. Although the Company had net income for the year ended 2005, such net income was principally due to write-offs of certain debt obligations of the Company and did not result in cash received. The Company anticipates a net loss for the year ended December 31, 2006 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

     There is presently no agreement in place with any source of financing for the Company and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

     INVESTMENT RISKS

     SUBSTANTIAL DILUTION FROM CONVERSION OF LIABILITIES. The Company is currently seeking to convert most, if not all, of its liabilities into equity of the Company. The amount of these liabilities is far in excess of the present market capitalization of the Company's Common Stock as traded on the Electronic Bulletin Board. Consequently, if the Company were to convert even a small portion of these liabilities into Common Stock, such conversion would result in substantial dilution to existing shareholders.

     LIKELY CHANGE OF CONTROL. Because the amount of liabilities of the Company is approximately five times (5x) its present market capitalization, the conversion of certain these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company's Chief Executive Officer, who is owed as at March 31, 2006 an aggregate of $941,162 in loans, unpaid salary, and unpaid expenses undertaken on behalf of the Company.

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

     SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 121,674,854 shares of the Company's Common Stock outstanding at March 31, 2006, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

          No reports on Form 8-K were filed during the quarter ended March 31, 2006.

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

                                             SPORTSNUTS, INC.

Date: May 15, 2006                           BY: /S/ Kenneth I Denos
      ------------                               -------------------
                                             Kenneth I Denos
                                             Chief Financial Officer