Form 10QSB
period 2006-06-30
SPORTSNUTS  INC
filed 2006-08-14
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-14477

                                SPORTSNUTS, INC.
                                ----------------
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



                                 (801) 816-2510
                                 --------------
                           (Issuer's Telephone Number)

     ----------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2006, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

     Transitional Small Business Disclosure Format (check one) [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2006.

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

Condensed Consolidated Statements of Stockholders' Deficit.................... 6

Condensed Consolidated Statements of Cash Flows................................7

Notes to the Condensed Consolidated Financial Statements...................... 8

                                SPORTSNUTS, INC.
                     Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                    June 30,         December 31,
                                                                      2006              2005
                                                                -----------------  -----------------
                                                                  (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                       $      23,476      $     66,703
   Accounts receivable, net                                               43,772            57,583
   Advances due from related party                                        27,506            22,212
   Prepaid expenses                                                        6,948            10,618
                                                                -----------------  -----------------

        Total Current Assets                                             101,702           157,116
                                                                -----------------  -----------------

PROPERTY AND EQUIPMENT - NET                                               2,209            11,711
                                                                -----------------  -----------------

OTHER ASSETS

   Goodwill, net                                                          52,696            52,696
                                                                -----------------  -----------------

        Total Other Assets                                                52,696            52,696
                                                                -----------------  -----------------

        TOTAL ASSETS                                               $     156,607      $    221,523
                                                                =================  =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $      66,520      $     71,445
   Due to related parties                                                157,884           153,711
   Accrued expenses                                                    1,640,667         1,508,294
   Line of credit payable                                                 31,236            28,771
   Noted payable, current portion                                        165,850           165,850
   Notes payable - related parties                                       707,190           704,190
                                                                -----------------  -----------------

        Total Current Liabilities                                      2,769,347         2,632,261
                                                                -----------------  -----------------

STOCKHOLDERS' DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 121,674,854 shares issued and outstanding,
    respectively                                                        243,350             243,350
   Additional paid-in capital                                        20,764,999          20,764,999
   Stock subscriptions receivable                                      (161,750)           (161,750)
   Accumulated deficit                                              (23,459,339)        (23,257,337)
                                                                 ----------------  -----------------

        Total Stockholders' Deficit                                  (2,612,740)         (2,410,738)
                                                                 ----------------  -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    156,607       $     221,523
                                                                =================  =================

                                SPORTSNUTS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                For the Three Months Ended              For the Six Months
                                                                          June 30,                        Ended June 30,
                                                           ------------------------------------  -----------------------------------
                                                                 2006               2005                2006               2005
                                                           -----------------  -----------------  -----------------  ----------------

NET SALES                                                     $    125,777       $     143,005     $    227,863       $     334,714

COST OF SALES                                                      108,788             111,384          196,809             218,423
                                                           -----------------  -----------------  -----------------  ----------------

GROSS MARGIN                                                        16,989              31,621           31,054             116,291
                                                           -----------------  -----------------  -----------------  ----------------

OPERATING EXPENSES

   Salaries and consulting                                          44,481              74,505           93,872             142,045
   Professional fees                                                 4,065              12,856           18,209              31,836
   Selling, general and administrative                              23,766              67,903           77,124             136,764
                                                           -----------------  -----------------  -----------------  ----------------

        Total Operating Expense                                     72,312             155,264          189,205             310,645
                                                           -----------------  -----------------  -----------------  ----------------
LOSS FROM OPERATIONS                                               (55,323)           (123,643)        (158,151)           (194,354)
                                                           -----------------  -----------------  -----------------  ----------------

OTHER INCOME (EXPENSES)

   Interest expense                                                (35,043)            (33,828)         (68,362)            (67,573)
   Interest income                                                   1,535               2,639            2,829               2,678
   Gain on settlement of debt                                            -              10,074                -              19,508
   Other income                                                      4,137              23,580           21,682              45,535
                                                           -----------------  -----------------  -----------------  ----------------

        Total Other Income (Expenses)                              (29,371)              2,465          (43,851)                148
                                                           -----------------  -----------------  -----------------  ----------------

LOSS BEFORE INCOME TAXES                                           (84,694)           (121,178)        (202,002)           (194,206)

INCOME TAX EXPENSE                                                       -                  -                  -                 -
                                                           -----------------  -----------------  -----------------  ----------------

NET LOSS                                                      $    (84,694)       $   (121,178)     $   (202,002)      $   (194,206)
                                                           =================  =================  =================  ================

BASIC AND DILUTED:
   Net Loss per common share                                  $      (0.00)       $      (0.00)     $      (0.00)      $      (0.00)
                                                           =================  =================  =================  ================

Weighted average shares outstanding                            121,674,854         121,674,854       121,674,854         117,862,699
                                                           =================  =================  =================  ================

                                SPORTSNUTS, INC.
           Condensed Consolidated Statements of Stockholders' Deficit



                                               Common Stock             Additional       Stock                         Total
                                        ----------------------------     Paid-in     Subscriptions   Accumulated   Stockholders'
                                            Shares         Amount        Capital       Receivable       Deficit        Deficit
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004                111,674,854  $     223,350  $  20,656,267  $    (61,750)  $(23,578,674)  $ (2,760,807)

Stock options compensation expense                  -              -         28,732             -              -         28,732

Exercise of stock options                  10,000,000         20,000         80,000      (100,000)             -              -

Net income for year ended
December 31, 2005                                  -              -              -              -        321,337        321,337
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2005                121,674,854  $     243,350  $  20,764,999  $   (161,750)  $(23,257,337)    (2,410,738)

Net loss for six months ended
June 30, 2006 (unaudited)                          -              -              -             -       (202,002)      (202,002)
                                        -------------  -------------  -------------  ------------  --------------  -------------

Balance, June 30, 2006 (unaudited)       121,674,854   $    243,350  $  20,764,999  $   (161,750) $ (23,459,339)    (2,612,740)
                                        =============  =============  =============  ============  ==============  =============

                                SPORTSNUTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      For the Six Months Ended
                                                                               June 30,
                                                                ------------------------------------
                                                                      2006               2005
                                                                -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $       (202,002)  $       (194,206)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
   Depreciation                                                            9,502             20,682
   Warrants/options issued below market value                                  -             12,785
   Gain on settlement of debt                                                  -            (19,508)
Changes in operating assets and liabilities:
   Accounts receivable                                                    13,811            104,206
   Advances due from related party                                        (5,294)             1,954
   Other current assets                                                    3,670             (1,483)
   Accounts payable and accrued expenses                                 127,448             39,737
   Due to related parties                                                  4,173                  -
                                                                -----------------  -----------------

        Net Cash Used by Operating Activities                            (48,692)           (35,833)
                                                                -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Change in line of credit payable                                        2,465                  -
   Proceeds from notes payable - related parties                           3,000             36,500
                                                                   -----------------  -----------------

        Net Cash Provided by Financing Activities               $          5,465   $         36,500
                                                                -----------------  -----------------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                      $        (43,227)  $            667

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           66,703             14,105
                                                                -----------------  -----------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                        $        23,476   $         14,772
                                                                =================  =================

 SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payment for:

        Interest                                                $          5,026   $          4,289
        Income taxes                                                           -                  -

        Non-cash investing and financing activities:

        Common stock issued for stock subscriptions receivable  $              -   $        100,000

                                SPORTSNUTS, INC.
            Notes to the Condensed Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2006. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

RESULTS OF OPERATIONS

     Following is management's discussion of the relevant items affecting results of operations for the periods ended June 30, 2006 and 2005.

     REVENUES. The Company generated net revenues of $125,777 during the three months ended June 30, 2006, a 12% decrease compared to $143,005 in net revenues during the second quarter of 2005. For the six months ended June 30, 2006, net revenues were $227,863, a 32% decrease compared to $334,714 in net revenues during the first six months of 2005. The decrease is mainly the result of a large sale of computer hardware by Secure Netwerks which was associated with an equipment lease during the first half of 2005. This sale contributed approximately $62,000 in revenues during said period. Although Secure Netwerks continues to pursue equipment leases, nothing that large materialized during the first half of 2006. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the announced spin-off of Secure Netwerks, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, following this spin-off, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

     COST OF SALES. Cost of sales for the three months ended June 30, 2006 were $108,788, a 2% decrease compared to $111,384 during the second quarter of 2005. For the six months ended June 30, 2006, cost of sales were $196,809, a 10% decrease compared to $218,423 during the first six months of 2005. This decrease correlates to the decrease in revenues but the percentage change is lower in cost of sales due to the change in sales mix. Sales of computer hardware during the six months ended June 30, 2006 were $193,310 compared to $140,439 during the same period in the prior year. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the increased percentage change in cost of sales. This change in cost of sales was expected by management and will continue as the sale of hardware is expected to increase. Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

     SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses for the three months ended June 30, 2006 were $44,481, a 40% decrease from $74,505 during the second quarter of 2005. For the six months ended June 30, 2006, salaries and consulting expenses were $93,872, a 34% decrease compared to $142,045 during the first six months of 2005. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor. Payroll expense accounted for approximately $75,053 of salaries and consulting expenses during the first six months of 2006, as compared to $101,117 during the same period in 2005. The Company also had expiring warrants in 2005 which were issued below market value resulting in an expense of $12,785.

     PROFESSIONAL FEES. Professional fees for the three months ended June 30, 2006 were $4,065, a 68% decrease from $12,856 during the second quarter of 2005. For the six months ended June 30, 2006, professional fees were $18,209, a 43% decrease compared to $31,836 during the first six months of 2005. This decrease was primarily attributable to legal fees incurred during the second quarter of 2005 related to negotiations with various vendors. The Company anticipates that professional fees will increase as the Company continues to prepare for the spin-off of Secure Netwerks.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses the three months ended June 30, 2006 were $23,766, a 65% decrease from $67,903 during the second quarter of 2005. For the six months ended June 30, 2006, selling, general and administrative expenses were $77,124, a 44% decrease compared to $136,764 during the first six months of 2005. One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $36,060 during the first six months of 2005 to $24,617 in 2006. The Company anticipates that rent expense will continue to decrease in 2006 due to the move into a new office and the sharing of the rent and overhead expenses with other entities. Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     OTHER INCOME (EXPENSE). The Company had net other expense of $43,851 for the six months ended June 30, 2006 compared to net other income $148 during the first quarter of 2005. The income in this category during 2005 was generated primarily from the forgiveness of certain debts of the Company which amounted to $19,508 compared to zero in 2006. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2006, the Company's primary source of liquidity consisted of $23,476 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2006 of $23,459,339 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. Although the Company had net income for the year ended 2005, such net income was principally due to write-offs of certain debt obligations of the Company and did not result in cash received. The Company anticipates a net loss for the year ended December 31, 2006 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     DEPENDENCE ON KEY PERSONNEL. The Company's success depends, in large part, upon the talents and skills of its management and key personnel. Kenneth Denos, the Chief Executive Officer of the Company, has deferred his entire salary since the second quarter of 2000, and has since sought additional employment and has provided legal and consulting services to various of his clientele to supplement his income. As a result, Mr. Denos has not been able to devote his full time and attention to the activities of the Company and will be unable to do so until the Company is able to pay him a full salary on a regular basis. In addition, to the extent that any of the Company's key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found. There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

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

     LIKELY CHANGE OF CONTROL. Because the amount of liabilities of the Company is approximately five times (5x) its present market capitalization, the conversion of certain these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company's Chief Executive Officer, who is owed as at June 30, 2006 an aggregate of $963,184 in loans, unpaid salary, and unpaid expenses undertaken on behalf of the Company.

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

     SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 121,674,854 shares of the Company's Common Stock outstanding at June 30, 2006, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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

          No reports on Form 8-K were filed during the quarter ended June 30, 2006.

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

                                SPORTSNUTS, INC.

Date: August 14, 2006           BY: /S/ Kenneth I Denos
---------------------               -------------------
                                    Kenneth I Denos
                                    Chief Financial Officer