Form 10QSB
period 2006-09-30
SPORTSNUTS  INC
filed 2006-11-13
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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



                                                      (801) 816-2510
                                               (Issuer's Telephone Number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2006, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

     Transitional Small Business Disclosure Format (check one) [ ] Yes [x ] No

                                     PART I

                              FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2006.

ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB





                                    CONTENTS

Condensed Consolidated Balance Sheets..........................................4

Condensed Consolidated Statements of Operations............................... 5

Condensed Consolidated Statements of Stockholders' Deficit.................... 6

Condensed Consolidated Statements of Cash Flows................................7

Notes to the Condensed Consolidated Financial Statements...................... 8

                                SPORTSNUTS, INC.
                     Condensed Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                                  September 30,      December 31,
                                                                      2006              2005
                                                                -----------------  -----------------
                                                                  (Unaudited)

CURRENT ASSETS

   Cash and cash equivalents                                       $      11,806      $     66,703
   Accounts receivable, net                                               34,331            57,583
   Advances due from related party                                         5,899            22,212
   Prepaid expenses                                                       12,339            10,618
                                                                -----------------  -----------------

        Total Current Assets                                              64,375           157,116
                                                                -----------------  -----------------

PROPERTY AND EQUIPMENT - NET                                               1,618            11,711
                                                                -----------------  -----------------

OTHER ASSETS

   Goodwill, net                                                          52,696            52,696
                                                                -----------------  -----------------

        Total Other Assets                                                52,696            52,696
                                                                -----------------  -----------------

        TOTAL ASSETS                                               $     118,689      $    221,523
                                                                =================  =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                $      37,091      $     71,445
   Due to related parties                                                159,254           153,711
   Accrued expenses                                                    1,712,897         1,508,294
   Line of credit payable                                                 15,372            28,771
   Noted payable, current portion                                        165,850           165,850
   Notes payable - related parties                                       707,190           704,190
                                                                -----------------  -----------------

        Total Current Liabilities                                      2,797,654         2,632,261
                                                                -----------------  -----------------

STOCKHOLDERS' DEFICIT

   Common stock, $0.002 par value; 200,000,000 shares
    authorized, 121,674,854 shares issued and outstanding,
    respectively                                                        243,350             243,350
   Additional paid-in capital                                        20,764,999          20,764,999
   Stock subscriptions receivable                                      (161,750)           (161,750)
   Accumulated deficit                                              (23,525,564)        (23,257,337)
                                                                 ----------------  -----------------

        Total Stockholders' Deficit                                  (2,678,965)         (2,410,738)
                                                                 ----------------  -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    118,689       $     221,523
                                                                =================  =================

                               SPORTSNUTS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                For the Three Months                     For the Nine Months
                                                                 Ended September 30,                     Ended September 30,
                                                           ------------------------------------  -----------------------------------
                                                                 2006               2005                2006               2005
                                                           -----------------  -----------------  -----------------  ----------------

NET SALES                                                     $     44,600       $     187,774     $    272,463       $     522,488

COST OF SALES                                                       29,245             126,169          226,054             353,212
                                                           -----------------  -----------------  -----------------  ----------------

GROSS MARGIN                                                        15,355              61,605           46,409             169,276
                                                           -----------------  -----------------  -----------------  ----------------

OPERATING EXPENSES

   Salaries and consulting                                          38,450              56,320          132,322             191,070
   Professional fees                                                 3,945               2,627           22,154              29,463
   Selling, general and administrative                              12,117              82,401           89,241             221,457
                                                           -----------------  -----------------  -----------------  ----------------

        Total Operating Expenses                                    54,512             141,348          243,717             441,990
                                                           -----------------  -----------------  -----------------  ----------------
LOSS FROM OPERATIONS                                               (39,157)            (79,743)        (197,308)           (272,714)
                                                           -----------------  -----------------  -----------------  ----------------

OTHER INCOME (EXPENSES)

   Interest expense                                                (49,585)            (34,734)        (117,947)           (102,309)
   Interest income                                                   1,455               1,405            4,284               4,082
   Gain on settlement of debt                                       20,032             306,160           20,032             325,668
   Other income                                                      1,030              25,105           22,712              70,640
                                                           -----------------  -----------------  -----------------  ----------------

        Total Other Income (Expenses)                              (27,068)            297,936          (70,919)            298,081
                                                           -----------------  -----------------  -----------------  ----------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (66,225)            218,193         (268,227)             25,367

INCOME TAX EXPENSE                                                       -                  -                  -                 -
                                                           -----------------  -----------------  -----------------  ----------------

NET INCOME (LOSS)                                             $    (66,225)       $    218,193     $   (268,227)      $      25,367
                                                           =================  =================  =================  ================

BASIC AND DILUTED:
   Net income (loss) per common share                         $      (0.00)       $       0.00     $      (0.00)      $       0.00
                                                           =================  =================  =================  ================

Weighted average shares outstanding                            121,674,854         121,674,854       121,674,854        119,147,381
                                                           =================  =================  =================  ================

                               SPORTSNUTS, INC.
           Condensed Consolidated Statements of Stockholders' Deficit



                                               Common Stock             Additional       Stock                         Total
                                        ----------------------------     Paid-in     Subscriptions   Accumulated   Stockholders'
                                            Shares         Amount        Capital       Receivable       Deficit        Deficit
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2004                111,674,854  $     223,350  $  20,656,267  $    (61,750)  $(23,578,674)  $ (2,760,807)

Stock options compensation expense                  -              -         28,732             -              -         28,732

Exercise of stock options                  10,000,000         20,000         80,000      (100,000)             -              -

Net income for year ended
December 31, 2005                                  -              -              -              -        321,337        321,337
                                        -------------  -------------  -------------  -------------  -------------  -------------

Balance, December 31, 2005                121,674,854  $     243,350  $  20,764,999  $   (161,750)  $(23,257,337)    (2,410,738)

Net loss for the nine months ended
September 30, 2006 (unaudited)                     -              -              -             -        (268,227)      (268,227)
                                        -------------  -------------  -------------  ------------  --------------  -------------

Balance, September 30, 2006 (unaudited)   121,674,854  $    243,350  $   20,764,999  $   (161,750) $ (23,525,564)    (2,678,965)
                                        =============  =============  =============  ============  ==============  =============

                                SPORTSNUTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                ------------------------------------
                                                                      2006               2005
                                                                -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                               $       (268,227)  $         25,367
Adjustments to reconcile net income (loss) to net
cash (used) by operating activities:
   Depreciation                                                           10,093             30,914
   Warrants/options issued below market value                                  -             12,785
   Gain on settlement of debt                                            (20,032)          (306,160)
Changes in operating assets and liabilities:
   Accounts receivable                                                    23,252             48,088
   Advances due from related party                                        16,313              3,064
   Other current assets                                                   (1,721)            (2,732)
   Accounts payable and accrued expenses                                 190,281            140,661
   Due to related parties                                                  5,543                  -
                                                                -----------------  -----------------

        Net Cash Used by Operating Activities                            (44,498)           (48,013)
                                                                -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:                                          -                  -
                                                                -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on line of credit                                            (13,399)                 -
   Proceeds from notes payable - related parties                           3,000             46,500
                                                                -----------------  -----------------

        Net Cash Provided (Used) by Financing Activities        $        (10,399)  $         46,500
                                                                -----------------  -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       $        (54,897)  $         (1,513)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            66,703             14,105
                                                                -----------------  -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $         11,806   $         12,592
                                                                =================  =================

SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payment for:

        Interest                                                $          5,386   $          4,289
        Income taxes                                            $              -   $              -

    Non-cash investing and financing activities:

    Common stock issued for stock subscriptions receivable      $              -   $        100,000

                                SPORTSNUTS, INC.
            Notes to the Condensed Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2006. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN CONSIDERATIONS

          The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2005, the Company has incurred operating losses of approximately $23,300,000 from inception of the Company through December 31, 2005. The Company's stockholders' deficit at September 30, 2006 was $2,678,965 and its current liabilities exceeded its current assets by $2,733,279. Additionally, the Company has sustained additional operating losses for the nine months ended September 30, 2006 of approximately $197,000. These factors combined, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address and alleviate these concerns are as follows:

          The Company's management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

          The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying condensed consolidated financial statements do not
          include   any   adjustments   relating  to  the   recoverability   and
          classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

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


OVERVIEW

     SportsNuts is a sports management and marketing company, with a focus on community-based amateur athletics. The Company helps organize and manage various sports events, providing online registration and event coordination.

     The Company seeks to make events more profitable and efficient by promoting such events through various media channels and providing technology tools to decrease administrative and personnel costs.

     Beginning in February, 2004, the Company began selling computer hardware through Secure Networks, Inc., the Company's wholly-owned subsidiary ("Secure Netwerks"). In an effort to focus exclusively on the sports industry, the Company announced its intention in late 2004 to spin-off Secure Netwerks to its shareholders. Management expects that such spin-off will take place within 2006 or early 2007.

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

     Salaries and consulting expenses include salaries and related payroll taxes, as well as outside consulting and contract labor. Professional fees are comprised of outside legal, accounting and other professional fees. Selling, general and administrative expenses have been comprised of selling, marketing, and other advertising expenses; occupancy and office related expenses; travel and other miscellaneous administrative expenses.

     Because the company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. The Company anticipates incurring additional losses during the coming year.

RESULTS OF OPERATIONS

     Following is management's discussion of the relevant items affecting results of operations for the periods ended September 30, 2006 and 2005.

     REVENUES. The Company generated net revenues of $44,600 during the three months ended September 30, 2006, a 76% decrease compared to $187,774 in net revenues during the third quarter of 2005. For the nine months ended September 30, 2006, net revenues were $272,463, a 48% decrease compared to $522,488 in net revenues during the first nine months of 2005. The decrease is mainly the result of 4 large sales of computer hardware by Secure Netwerks which were associated with equipment leases during the first nine months of 2005. These transactions contributed approximately $227,000 in revenues during said period. Although Secure Netwerks continues to pursue equipment leases, nothing that large materialized during the first nine months of 2006. Along with event administration, other sources of revenue were the sales of the Company's online services, information technology consulting, and computer hardware sales. Because of the announced spin-off of Secure Netwerks, the Company's sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, following this spin-off, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

     COST OF SALES. Cost of sales for the three months ended September 30, 2006 were $29,245, a 77% decrease compared to $126,169 during the third quarter of 2005. For the nine months ended September 30, 2006, cost of sales were $226,054, a 36% decrease compared to $353,212 during the first nine months of 2005. This decrease correlates to the decrease in revenues but the percentage change is lower in cost of sales due to the change in sales mix. Hardware sales do not yield as high a margin as other products offered by the Company, thus contributing to the increased percentage change in cost of sales. This change in cost of sales was expected by management and will continue as the sale of hardware is expected to increase. Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

     SALARIES AND CONSULTING EXPENSES. Salaries and consulting expenses for the three months ended September 30, 2006 were $38,450, a 32% decrease from $56,320 during the third quarter of 2005. For the nine months ended September 30, 2006, salaries and consulting expenses were $132,322, a 31% decrease compared to $191,070 during the first nine months of 2005. Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor. Payroll expense accounted for approximately $116,087 of salaries and consulting expenses during the first nine months of 2006, as compared to $165,239 during the same period in 2005. The Company also had expiring warrants in 2005 which were issued below market value resulting in an expense of $12,785.

     PROFESSIONAL FEES. Professional fees for the three months ended September 30, 2006 were $3,945, a 50% increase from $2,627 during the third quarter of 2005. For the nine months ended September 30, 2006, professional fees were $22,154, a 25% decrease compared to $29,463 during the first nine months of 2005. This decrease was primarily attributable to legal fees incurred during the second quarter of 2005 related to negotiations with various vendors. The Company anticipates that professional fees will increase as the Company continues to prepare for the spin-off of Secure Netwerks. This contributed to the increase during the third quarter of 2006.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses the three months ended September 30, 2006 were $12,117, an 85% decrease from $82,401 during the third quarter of 2005. For the nine months ended September 30, 2006, selling, general and administrative expenses were $89,241, a 60% decrease compared to $221,457 during the first nine months of 2005. One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $53,606 during the first nine months of 2005 to $28,147 in 2006. The Company anticipates that rent expense will continue to decrease in 2006 due to the move into a new office and the sharing of the rent and overhead expenses with other entities. The Company believes that significant investments in product development are required to remain competitive. Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

     OTHER INCOME (EXPENSE). The Company had net other expense of $27,068 for the three months ended September 30, 2006 compared to net other income of $297,936 for the third quarter of 2005. For the nine months ended September 30, 2006, the Company had net other expense of $70,919 compared to net other income of $298,081 during the first nine months of 2005. The income in this category was generated principally from the write-off of certain accounts payable by creditors of the Company resulting in other income of $20,032 during the nine months ended September 30, 2006 compared to $325,668 during the same period of the prior year. The accounts that were written off were greater than or equal to 5 years old with no attempts at collection from the vendors. Our counsel has advised that it is reasonable to write these accounts off. Expenses incurred in this category were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2006, the Company's primary source of liquidity consisted of $11,806 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

     The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2006 of $23,525,564 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company's ability to continue as a going concern. The net loss for the nine months ended September 30, 2006 was $268,227. The Company anticipates a net loss for the year ended December 31, 2006 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company's ability to continue operations.

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

     UNCERTAIN PROTECTION OF TRADE NAMES AND RELATED INTANGIBLE ASSETS. The Company has registered the Internet domain names, "www.sportsnuts.com," and "www.sportsnuts.net." Given the lack of resources available to the Company during 2006, the Company has not pursued trademark applications of its name and brand. Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs. Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the "SportsNuts" mark. In addition, future products and services offered by the Company may need to be marketed under different names if the mark "SportsNuts" causes confusion with another trade name being used by another company. The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute. If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages. In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company's financial operations and results of operations could be materially adversely affected. Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

     LIKELY CHANGE OF CONTROL. Because the amount of liabilities of the Company exceeds five times (5x) its present market capitalization, the conversion of certain these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company's Chief Executive Officer, who is owed as at September 30, 2006 an aggregate of $989,409 in loans, interest, unpaid salary, and unpaid expenses undertaken on behalf of the Company.

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

     SECURITIES ELIGIBLE FOR PUBLIC TRADING. Of the 121,674,854 shares of the Company's Common Stock outstanding at September 30, 2005, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended. Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock. The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company's Common Stock.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed during the quarter ended September 30, 2006.

     The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS


NUMBER                EXHIBITS
------`               --------

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

Date: November 10, 2006                 BY: /S/ Kenneth I Denos
      -----------------                     -------------------
                                            Kenneth I Denos
                                            Chief Financial Officer