Form 10KSB
period 2006-12-31
SPORTSNUTS  INC
filed 2007-04-02
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-14477

SPORTSNUTS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	87-0561426
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10757 South, River Front Parkway, Suite 125
South Jordan, Utah	84095
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2500
Issuer’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [     ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

The Company’s revenues for the fiscal year ending December 31, 2006 were $335,961.

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 1, 2007, was approximately $200,000.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 1, 2007, the Company had outstanding 121,321,086 shares of common stock, par value $0.002 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR “ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “RISK FACTORS.” UNDER “ITEM 1.  DESCRIPTION OF BUSINESS.”

Unless the context requires otherwise, references to the Company are to SportsNuts, Inc. and its subsidiaries.

PART I.

ITEM 1:  DESCRIPTION OF BUSINESS

Cautionary Factors That May Affect Future Results (Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

The disclosure and analysis set forth herein contains certain forward looking statements, particularly statements relating to future actions, performance or results of current and anticipated products and services, sales efforts, expenditures, and financial results.  From time to time, the Company also provides forward-looking statements in other publicly-released materials, both written and oral.  Forward-looking statements provide current expectations or forecasts of future events such as new products or services, product approvals, revenues, and financial performance.  These statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipates,” “intends,” “plans,” “expects,” “will,” and other words and phrases of similar meaning.  In all cases, a broad variety of assumptions can affect the realization of the expectations or forecasts in those statements.  Consequently, no forward-looking statement can be guaranteed.  Actual future results may vary materially.

The Company undertakes no obligation to update any forward-looking statements, but investors are advised to consult any further disclosures by the Company on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, as permitted by the Private Securities Litigation Reform Act of 1995, the Company provides these cautionary statements identifying risk factors, listed below, that could cause the Company’s actual results to differ materially from expected and historical results.  It is not possible to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

Operating Risks

Defaults in Senior Securities.  Effective February 1, 2000, the Company sold and issued a promissory note secured by virtually all tangible and intangible assets of the Company (“Note”) in exchange for $450,000 in cash proceeds.  As of May 1, 2000, the Company is in default with respect to the Note.  Although the Note holder continues to be supportive of the Company and its management, if the holder of the Note determines to foreclose upon the Note, the Company would likely be forced to sell all of its tangible and intangible assets to satisfy the obligation represented by the Note and would, therefore, likely cease operations entirely.  The Note and Security Agreement executed in connection therewith have been filed as an exhibit to the Company’s 1999 annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

Dependence on Key Personnel.  The Company’s success depends, in large part, upon the talents and skills of its management and key personnel.  Kenneth Denos, the Chief Executive Officer of the Company, has deferred his entire salary since the second quarter of 2000, and has since provided legal and consulting services to various of his clientele to supplement his income.  As a result, Mr. Denos has not been able to devote his full time and attention to the activities of the Company and will be unable to do so until the Company is able to pay him a full salary on a regular basis.   In addition, to the extent that any of the Company’s key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found.  There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

Company Not Currently Profitable.  The Company was organized on July 12, 1996.  Since the date of its inception, the Company has incurred substantial losses and has not yet generated a profit.  There is no assurance that the Company will ever become profitable.

Risk of Computer System Failure.  The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted access to its technology applications, which requires that the Company protect its computer hardware and software systems and the data and information stored in connection therewith.  The Company’s systems are vulnerable to damage by fire, water (principally from overhead sprinkler systems that may be triggered by fire or excessive heat within the building in which the Company and other co-tenants operate), natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events.  Any substantial interruption in the Company’s systems would have a material adverse effect on the Company’s business, operating results, and financial condition.  In addition, the Company’s systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access the Company’s Internet properties.  The occurrence of any of these risks could have a material adverse effect upon the Company’s business, results of operations, and financial condition.

Electronic Data Transmission Security Risks.  A significant barrier to the electronic transmission of confidential data over the Internet is the perception that such data may not be secure.  The Company relies upon encryption and authentication technology to provide the security necessary to effect secure transmissions of confidential information.  There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Company’s internet properties and internet properties of the Company’s clients, and therefore lead to the misappropriation of such data by third parties.  Any such breach, compromise, or misappropriation could damage the Company’s reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company’s business, results of operations, or financial condition.

No Proprietary Protection for Technology.  The Company’s online registration system, statistical information system, and the league management system are not protected by any copyright or patent, and the Company does not anticipate filing an application with the United States Patent and Trademark Office (“USPTO”) or the United States Copyright Office for protection of these systems.  Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong.  If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company’s business, results of operations, and financial condition.

Uncertain Protection of Trade Names and Related Intangible Assets.   The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”    Given the lack of financial resources available to the Company during 2006, the Company has not pursued trademark applications of its name and brand.  Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs.  Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the “SportsNuts” mark.  In addition, future products and services offered by the Company may need to be marketed under different names if the mark “SportsNuts” causes confusion with another trade name being used by another company.  The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute.   If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages.  In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company’s financial operations and results of operations could be materially adversely affected.  Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

Investment Risks

Speculative Investment.  The shares of the Company’s common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit.  If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

Likely Change of Control.  During 2007, it is likely that the Company may offer certain of its creditors the right to convert their debts into common stock of the Company based upon the current trading price of the Company’s Common Stock.  The conversion of even a portion of these debts will result in a change of control in favor of such creditors.  Such creditors will likely also include Kenneth Denos, the Company’s Chief Executive Officer.

Securities Class Action Claims Based Upon Price Fluctuation.  Securities class action claims have been brought against issuing companies in the past after volatility in the market price of a company’s securities.  With respect to the Company, such litigation could be very costly and divert the attention of the Company’s management and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, any or all of which could have a material adverse effect on the Company’s business, results of operations, and financial condition.

No Active Market.  Although the Company’s shares are traded on the NASD Electronic Bulletin Board, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or NASD market makers actively follow the Company.

No Dividends.  The Company does not anticipate paying dividends on its Common Stock  in the foreseeable future, and may be restricted from paying dividends in the future pursuant to subsequent financing arrangements.

Anti-Takeover Provisions.  The Company’s Certificate of Incorporation contains certain provisions which could be an impediment to a non-negotiated change in control of the Company, namely an ability, without stockholder approval, to issue up to 20,000,000 shares of preferred stock with rights and preferences determined by the board of directors, staggered terms for directors, and super-voting requirements.  These provisions could impede a non-negotiated change in control and thereby prevent stockholders from obtaining a premium for their Common Stock.

Securities Eligible for Public Trading.  All of the Company’s outstanding shares are either freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

Private Liability of Management.  The Company has adopted provisions in its Certificate of Incorporation which limit the liability of its officers and directors and provisions in its bylaws which provide for indemnification by the Company of its officers and directors to the fullest extent permitted by Delaware corporate law.  The Company’s Certificate of Incorporation generally provides that its directors shall have no personal liability to the Company or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit the shareholders’ ability to hold directors liable for breaches of fiduciary duty.

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

Volatility of Stock Prices.  In the event that there is an established public market for the Company’s Common Stock, market prices will be influenced by many factors and will be more subject to significant fluctuations in response to variations in operating results of the Company and other factors such as investor perceptions of the Company, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to the Company’s activities, future financial condition and management.

Applicability of Low Priced Stock Risk Disclosure Requirements.  The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934.  Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers’s duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer.  With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

BUSINESS OVERVIEW

DESCRIPTION OF BUSINESS

SportsNuts, Inc. (sometimes referred to hereinafter as the “Company”) is a sports management and marketing company, with a focus on community-based amateur athletics.  Incorporated in Delaware on July 12, 1996, the Company helps organize and manage certain community sports events, providing online registration, merchandise sales, event sponsorship, and event coordination.

Until March 1, 2007, the Company offered computer hardware sales and related services through Secure Networks, Inc., its wholly-owned subsidiary.  On that date, the Company spun-off the shares of Secure Networks on a pro-rata basis to its shareholders such that Secure Networks became an independent company.  Following the spin-off, due to the substantially decreased level of revenues and operations of the Company, SportsNuts, became a “shell company” as defined in 12b-2 of the Securities Exchange Act of 1934.

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

RESEARCH & DEVELOPMENT

Generally.  Product development expenses related to the Company’s Internet services consist primarily of payroll, software and systems, and related costs for programmers and software developers.  Product development expenses related to the Company’s information technology consulting consists primarily of payroll and systems development for the web site hosting services.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Software Development.  The heart of the Company’s services is the sports information management system user base. A database contains all the detailed information that the Company gathers on every person who registers for a sports event through the Company’s web site.  The database software holds and manipulates all such information. This database is built with Sequel software.  The Company has invested in this software in order to insure reliability as well as scalability.  For the size of the Company’s computer systems and the volume of throughput, Sequel databases are typically the fastest and are easily moved from one computer platform to another. The database can efficiently provide any of the stored information when it is automatically requested by the Company’s web site, software applications or manually requested by an employee for corporate use.

MARKET ANALYSIS/OPPORTUNITIES

The market for products and services among amateur sports enthusiasts in the United States is rapidly evolving and intensely competitive with a large number of competitors in the Internet sports industry.  However, the niche market in which the Company competes possesses relatively few amateur sports organizations that can provide a comprehensive marketing and technological approach to organizations that seek to increase participation and attendance for their events.  However, there can be no assurance that the Company can maintain a competitive position against current or future competitors as they enter the markets in which it competes, particularly those with greater financial, marketing, service, support, technical and other resources than those possessed by the Company.  The Company’s failure to maintain a competitive position within the market could have a material adverse effect on its business, financial condition, results of operations and cash flows.

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

Competition becomes significantly more important relative to youth sports as athletes reach their teenage years.  Nevertheless, current methods of tracking the history or performance of an individual or team are difficult or impossible, and broad comparison and ranking systems are largely unavailable.  Moreover, the scouting process is often unreliable, time consuming, and cost prohibitive.  High school athletes desire the type of tangible performance measurements and statistics available through the Company’s sports information management system.  In addition, those prep athletes with aspirations to participate in collegiate athletics are highly interested in scholarship and college placement opportunities afforded by increased exposure to college recruiters.  As with youth sports, high school sports programs are also chronically underfunded.  Finally, because of the increased intensity level of high school sports and the resulting injuries, these athletes will likely require access to sports medicine services, which is currently not available from any comprehensive source online.

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

INTELLECTUAL PROPERTY

The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”  Given the lack of resources available to the Company during 2006, the Company has not pursued any trademark applications for its name and brand.

The Company’s online registration and league management systems are not protected by any copyright or patent, and the Company does not anticipate filing an application with the U.S. Patent and Trademark Office or the United States Copyright Office for protection of any of these systems.  Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong.  If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company’s business, results of operations, and financial condition.

Because the Company has no formal trademark protection, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs.  Additionally, if the Company were required to change its name, it could lose all goodwill associated with the “SportsNuts” mark.  In addition, future products and services offered by the Company may need to be marketed under different names if the mark “SportsNuts” causes confusion with another trade name being used by another company.  The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute.   If, in any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages.  In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company’s financial operations and results of operations could be materially adversely affected.  Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

GOVERNMENT REGULATION

There are currently few laws or regulations directly applicable to information technology or electronic commerce.  Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet which could materially increase the cost of transacting business on the Internet.  Although transmissions from the Company’s Internet properties originate from the State of Utah, the government of the United States and the governments of other states and foreign countries might attempt to regulate such transmissions or assess taxes, fees, tariffs, duties, or other payments against the Company, its affiliates, or customers purchasing products or services through its internet properties of its clients.  Any such regulations or assessments could adversely affect the Company’s business, financial condition, and results of operations.

EMPLOYEES

As of March 1, 2007, the Company employed five persons on a part-time basis.  The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.

REPORTS TO SECURITY HOLDERS

SportsNuts is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-14477.  Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States.  Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission also maintains a website at h

ttp://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

 ITEM 2:  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in a 5,500 square foot facility in south Salt Lake County, Utah, twenty minutes from the Salt Lake City International Airport and adjacent to Interstate 15.  The Company subleases this facility from an entity controlled by Kenneth Denos, the Company’s Chief Executive Officer.  Base rent for use of this facility is $500.00 per month, on a month-to-month lease.

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

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SPCI.”  The Company’s stock has been traded on the Bulletin Board since approximately January, 1997.  As of March 1, 2006, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2006:

High	Low
Fourth Quarter 2006	$ 0.0046	$ 0.0023
Third Quarter 2006	$ 0.0121	$ 0.0021
Second Quarter 2006	$ 0.0057	$ 0.0028
First Quarter 2006	$ 0.0092	$ 0.004

      The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2005:

High	Low
Fourth Quarter 2005	$ 0.0064	$ 0.0045
Third Quarter 2005	$ 0.011	$ 0.005
Second Quarter 2005	$ 0.065	$ 0.0085
First Quarter 2005	$ 0.035	$ 0.003

(2)	Holders.

As of March 1, 2007, the Company had approximately 365 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(b) Recent Sales of Unregistered Securities.

As of December 31, 2006, the Company had outstanding 18,150,000 common stock purchase options granted to various officers, directors, employees, and service providers of the Company pursuant to the Company’s 2000 Stock Option Plan (“Plan”).  The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

During 2000-2005 and continuing into 2007, Kenneth Denos, the Company’s Chief Executive Officer, made various cash loans to the Company totaling $88,000 in the aggregate.  These loans are represented by unsecured promissory notes of the Company and bear interest at the rate of ten percent (10%) per annum.

During 2000-2005 and continuing into 2007, the Company has accrued payroll and other expenses owed to Kenneth Denos, the Company’s Chief Executive Officer, and other employees of the Company totaling $1,061,318 in the aggregate.  These accruals are unsecured obligations of the Company and the Company has issued each person to whom service-based compensation is owed a promissory note representing such payments.  Interest has accrued on these notes commencing January 1, 2006 at the rate of eight percent (8%) per annum.

 ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of SportsNuts, Inc. and its subsidiaries (hereafter collectively, “SportsNuts” or the “Company”) should be read in conjunction with the Audited Financial Statements and related Notes thereto included herein.   This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language.  Actual results could differ materially from those projected in the forward looking statements.  Prospective investors should carefully consider the information set forth below under the caption “Risk Factors” in addition to the other information set forth herein.  The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

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

The Company previously provided computer hardware and related software sales through Secure Networks, Inc., the Company’s wholly-owned subsidiary (“Secure Networks”).  On March 1, 2007, Secure Networks was spun off, on a pro-rata basis, to the shareholders of SportsNuts.  The spin-off is described in a report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 19, 2007.

The Company’s principal sources of revenues during 2006 were (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) computer hardware sales.  The ability to generate revenues during the year 2007 and beyond depends substantially upon the revenues relating to the Company’s amateur sports business, as the Company spun-off Secure Networks on March 1, 2007.

Expenses which comprise cost of goods sold are principally comprised of offline costs associated with the management and promotion of sporting events which the company has an active role.  Also included in cost of goods sold are commissions paid for information technology consulting contracts.  As more organizations utilize the Company’s technology services, future expenses included in cost of goods sold will be personnel and materials costs to administer these services, as well as potential fee sharing expenses to organizations involved in sports event management, and online registration and administration.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2006 and 2005.

Revenues.  The Company generated net revenues of $335,961 during the year ended December 31, 2006, which represents a 47% decrease compared to $638,525 in net revenues during the year 2005.  The decrease is mainly the result of 4 large sales of computer hardware by Secure Netwerks which were associated with equipment leases during 2005.  These transactions contributed approximately $227,000 in revenues during the year ended December 31, 2005.  Although Secure Netwerks continues to pursue equipment leases, nothing that large materialized during 2006.  Along with event administration, other sources of revenue were the sales of the Company’s online services, information technology consulting, and computer hardware sales.  Following the spin-off of Secure Networks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto.  Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 126-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the year ended December 31, 2006 were $288,247, a 40% decrease from $480,842 during the year 2005.  This decrease correlates to the decrease in revenues but the percentage change is lower due to the change in sales mix.  The sales of computer hardware during the year 2006 were $258,376 compared to $419,575 during 2005.  Hardware sales do not yield as high a margin as other products offered by the Company thus contributing to the increased cost of sales percentage.  Cost of sales were 86% of revenues in 2006 compared to 75% in 2005.  The Company anticipates that cost of sales will decrease in 2007 as a result of the spin-off of Secure Networks, Inc.  Other costs of sales consisted of online registration services, sports event management and promotional services, and sales commissions paid in connection with hardware sales and leases.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the year ended December 31, 2006 were $170,190, a 34% decrease from $259,339 during the year 2005.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.  Payroll expense accounted for approximately $147,329 of salaries and consulting expenses during 2006, as compared to $251,508 during 2005.

Professional Fees.  Professional fees for the year ended December 31, 2006 were $27,375, a 12% decrease from $31,098 during 2005.  This decrease was primarily attributable to legal fees incurred during 2005 related to negotiations with various vendors.  Contributing to professional fees in 2006 was the legal and accounting fees associated with the planned spin-off of Secure Netwerks

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $99,314 for the year ended December 31, 2006, as compared to $258,464 during 2005, a decrease of 62%.  The main reason for the decrease is due to the change in one of the largest expense categories in general and administrative expenses, rent and utilities expense, which went from $71,282 in 2005 to $24,470 in 2006.  This anticipated decrease will be offset in the future by increased product development expenses related to the Company’s Internet services which consist primarily of payroll, software and systems, and related costs for programmers and software developers.  Product development expenses related to the Company’s information technology consulting consists primarily of payroll and systems development for the web site hosting services.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Other Income (Expense).  The Company had net other income of $58,458 for the year ended December 31, 2006 compared to net other income of $712,555 during 2005.  The income was attributable primarily from the write off of certain debts of the Company which amounted to $236,608 in 2006 compared to $740,640 in 2005.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

As of December 31, 2006, the Company’s primary source of liquidity consisted of $13,334 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2006 of $23,448,044 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company generated a net loss for the year ended December 31, 2006 of $190,707 compared to net income in 2005 of $321,337. The net income in 2005 was mainly the result of the write off of certain large debts of the Company which will not occur in the future.  The Company anticipates a net loss for the year ended December 31, 2007 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SportsNuts, Inc. and Subsidiaries
South Jordan, Utah

We have audited the accompanying consolidated balance sheet of SportsNuts, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 23, 2007

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
December 31,
2006

CURRENT ASSETS

Cash and cash equivalents	$13,334
Accounts receivable, net	37,957
Advances due from related party (Note 8)	6,949
Prepaid expenses	5,027

Total Current Assets	63,267

PROPERTY AND EQUIPMENT - NET	1,138

TOTAL ASSETS	$64,405

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$32,257
Due to related parties (Note 8)	160,123
Accrued expenses	1,683,225
Line of credit payable	18,713
Notes payable (Note 3)	55,850
Notes payable - related parties (Note 2)	715,682

Total Current Liabilities	2,665,850

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding,
respectively	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,448,044)

Total Stockholders' Deficit	(2,601,445)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$64,405

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2006	2005

NET SALES	$335,961	$638,525

COST OF SALES	288,247	480,842

GROSS MARGIN	47,714	157,683

OPERATING EXPENSES

Salaries and consulting	170,190	259,339
Professional fees	27,375	31,098
Selling, general and administrative	99,314	258,464

Total Operating Expenses	296,879	548,901

LOSS FROM OPERATIONS	(249,165)	(391,218)

OTHER INCOME (EXPENSES)

Interest expense	(153,599)	(131,951)
Impairment of goodwill	(52,696)	-
Interest income	5,103	5,246
Gain on settlement of debt	236,608	740,640
Other income	23,042	98,620

Total Other Income (Expenses)	58,458	712,555

INCOME (LOSS) BEFORE INCOME TAXES	(190,707)	321,337

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(190,707)	$321,337

BASIC AND DILUTED:
Net income (loss) per common share	$(0.00)	$0.00

Weighted average shares outstanding	121,674,854	119,757,046

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit

			Additional	Stock		Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2004	111,674,854	$223,350	$20,656,267	$(61,750)	$(23,578,674)	$(2,760,807)

Stock options compensation expense	-	-	28,732	-	-	28,732

Exercise of stock options	10,000,000	20,000	80,000	(100,000)	-	-

Net income for year ended
December 31, 2005	-	-	-	-	321,337	321,337

Balance, December 31, 2005	121,674,854	243,350	20,764,999	(161,750)	(23,257,337)	(2,410,738)

Net loss for the year ended
December 31, 2006	-	-	-	-	(190,707)	(190,707)

Balance, December 31, 2006	121,674,854	$243,350	$20,764,999	$(161,750)	$(23,448,044)	$(2,601,445)

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(190,707)	$321,337
Adjustments to reconcile net income (loss) to net
cash used by operating activities:
Depreciation	10,573	41,028
Warrants/options issued below market value	-	28,732
Gain on settlement of debt	(236,608)	(740,640)
Impairment of goodwill	52,696	-
Changes in operating assets and liabilities:
Accounts receivable	19,626	91,021
Advances due from related party	15,263	(2,336)
Other current assets	5,591	(3,388)
Accounts payable and accrued expenses	262,351	131,510
Due to related parties	6,412	22,761

Net Cash Used by Operating Activities	(54,803)	(109,975)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	(10,058)	199
Proceeds from notes payable	-	55,850
Proceeds from notes payable - related parties	11,492	106,524

Net Cash Provided by Financing Activities	$1,434	$162,573

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(53,369)	$52,598

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,703	14,105

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,334	$66,703

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Years Ended
	December 31,
	2006	2005

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$5,909	$5,574
Income taxes	$-	$-

Non-cash investing and financing activities:

Common stock issued for stock subscriptions receivable	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 1 -                      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Organization and Description of Business

SportsNuts, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996.  On April 15, 2001 the Company changed its name from SportsNuts.com International, Inc. to SportsNuts, Inc.  Prior to the reorganization with SportsNuts.com, Inc. (“SportsNuts”), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company.

The Company’s primary business is providing unique solutions to the challenges faced by amateur athletes and the organizations in which they participate.  The Company helps organize and manage a wide variety of sports events, providing online registration and merchandise sales, event sponsorship, event coordination, and online and offline promotion.  The Company is the emerging technology leader in sports information systems and the only organization of its kind to compliment its technology solutions with offline, marketing, sales, and support.  The Company’s mission is to become the ultimate resource for event coordinators, administrators, athletes, fans, and coaches.

Effective April 15, 2001, the Company issued 3,800,000 shares of its common stock to acquire Rocky Mountain Sports Alliance, Inc. (“RMSA”) in exchange for all of the issued and outstanding shares of RMSA common stock.  The acquisition was accounted for as a purchase per APB No. 16.  The RMSA is a sports management firm located in Salt Lake City, Utah and currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area.  Management believes that the addition of the RMSA to the Company’s technology solutions gives the Company a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations.

During February 2004, the Company acquired Secure Networks, Inc. from an individual for 2,500,000 shares of SportsNuts, Inc.’s common stock making it a wholly owned subsidiary.  Goodwill of $52,696 was recognized as a result of this acquisition.  As of December 31, 2006, we have determined that there has been an impairment of goodwill and the entire amount has been written off.

b.	Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Property and Equipment

Property and equipment are stated at cost. Expenditures for ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

Computer hardware	3 years
Computer software	3 years
Office equipment	7 years

Depreciation expense for the years ended December 31, 2006 and 2005 was $10,573 and $41,028, respectively.

e.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $3,938 as of December 31, 2006.

f.	Revenue Recognition

Substantially all of the Company’s sales are on a cash-for-service basis. Occasionally, sales are made on account for the sale of promotional merchandise.  Revenue is recognized upon completion of the service or upon delivery of the goods.

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

Based on SFAS No. 142, the Company has determined that the goodwill of $52,696 associated with the acquisition of Secure Networks has been impaired and was written off as of December 31, 2006.

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Basic Net Loss Per Share

	For the Years Ended December 31,
	2006	2005
Basic net income (loss) per share:

Income (Loss) (numerator)	$ (190,707)	$ 321,337
Shares (denominator)	121,674,854	119,757,046
Per share amount	$ (0.00)	$ 0.00

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net income (loss) per common share.

k.	Provision for Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2006.

At December 31, 2006 the Company had net operating loss carryforwards of approximately $14,000,000 that may be offset against future taxable income through 2026.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123 (R) supercedes Accounting Principles Board opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.	Gain on Settlement of Debt

The gain on settlement of debt arises from the write-off of certain old accounts and notes payable by the Company pursuant to a legal opinion from the Company’s attorney and CEO.  The Company is continuing to negotiate with additional creditors to settle other old accounts payable at a discount.  The gain on settlement of debt associated with these write-offs amounted to $236,608 and $740,640, respectively at December 31, 2006 and 2005.

o.	Line of Credit

The company has one line of credit outstanding at December 31, 2006. Following are the details of the line of credit:

Line of credit is due on demand
Available credit line	$ 34,000
Interest rate	18%
Balance outstanding at December 31, 2006	$ 18,713

p.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no material affect on the consolidated financial statements.

q.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2006:

Accrued compensation	$ 1,105,212
Accrued interest	527,307
Other accrued expenses	50,706
Total accrued expenses	$ 1,683,225

r.	Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments.  SFAS No. 155 eliminates the temporary exemption of bifurcation requirements to securitized financial assets, contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  As a result, similar financial instruments are accounted for similarly regardless of the form of the instruments.  In addition, in instances where a derivative would otherwise have to bifurcated, SFAS No. 155 allows a preparer on an instrument-by-instrument basis to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to remeasurement.  The adoption of SFAS No. 155 has not materially affected the Company’s reported loss, financial condition or cash flows.

In March, 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  The pronouncement establishes standards whereby servicing assets and servicing liabilities are initially measured at fair value, where

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.	Recent Accounting Pronouncements (Continued)

applicable.  In addition, SFAS No. 156 allows subsequent measurement of servicing assets and liabilities at fair value, and where applicable, derivative instruments used to mitigate risks inherent with servicing assets and liabilities are likewise measured at fair value.  The adoption of SFAS No. 156 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In March, 2006, the FASB issued Interpretation No. 48, (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes criteria for the recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accordingly, tax positions are analyzed to determine whether it is more likely than not they will be sustained when examined by the appropriate tax authority.  Positions that meet the more-likely-than-not criteria are measured to determine the amount of benefit to be recognized, whereas those positions that do not meet the more-likely-than-not criteria are derecognized in the financial statements.  The adoption of FIN 48 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  The adoption of SFAS No. 157 has not materially affected the Company’s reported loss, financial condition, or cash flows.

In September, 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year of change through comprehensive income.  In addition, SFAS No. 158 requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position.   The adoption of SFAS No. 158 has not materially affected the Company’s reported loss, financial condition, or cash flows.

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 2-                          NOTES PAYABLE - RELATED PARTIES

Notes payable – related parties consisted of the following:	December 31, 2006
Note payable to a shareholder, secured by tangible
 and intangible assets of the Company,
 interest at 16%, principal and interest due
 April 1, 2000, past due  Note is convertible into
 common stock of the Company at $.10 per share
$ 450,000

Note payable to a related individual, secured by tangible assets of the Company, interest at 16% principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	20,000

Notes payable to related individuals, unsecured, Interest at 10%, due on demand.	192,916

Notes payable to a related individual, unsecured, Interest at 13%, due on demand.	21,500

Notes payable to a related individual, unsecured, Interest at 24%, due on demand.	31,266

Total notes payable – related parties	715,682

Less: current portion	(715,682)

Long-term notes payable – related parties	$ -

Maturities of notes payable – related parties are as follows:
Year Ending December 31,	Amount
2007	$ 715,682

Total	$ 715,682

Long-term notes payable - related parties$ -

Maturities of notes payable - related parties are as follows:

         Year Ending

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 3 -                          NOTES PAYABLE

Notes payable consisted of the following:
December 31, 2006

Notes payable to individuals, unsecured, interest At 10%, due on demand.	$ 48,750

Note payable to a company, unsecured, interest At 10%, due on demand.	7,100

Total notes payable	55,850

Less: current portion	(55.850)

Long-term notes payable	$ -

Maturities of notes payable are as follows:
Year Ending December 31,	Amount
2007	$ 55,850

Total	$ 55,850

NOTE 4 -                          COMMON AND PREFERRED STOCK TRANSACTIONS

Effective March 11, 2005, the Company issued 10,000,000 shares of its common stock in exchange for the exercise of stock options held by employees and consultants of the Company.  The Company has recorded a stock subscription receivable of $100,000 as payment which has not yet been received.

NOTE 5 -                          OPTIONS AND WARRANTS

The Company has adopted FASB Statement 123(R), “Share-Based Payments” (“SFAS No. 123R”) to account for its stock options.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.  The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  No stock options or warrants were granted during 2006.

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 5 -                      OPTIONS AND WARRANTS (Continued)

Employee Stock Options

The following tables summarize the information regarding employee stock options at December 31, 2006:

Outstanding at December 31, 2006	18,150,000
Granted	-
Expired	1,400,000
Exercised	-
Options outstanding at December 31, 2006	16,750,000
Weighted average exercise price of options Outstanding at December 31, 2006	$ 0.01

Exercise Prices	Number of Options Outstanding December 31, 2006	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2006	Weighted Average Exercise Price

$ 0.005	8,750,000	1.83	$ 0.005	8,750,000	$ 0.005
$ 0.020	8,000,000	0.25	$ 0.020	8,000,000	$ 0.020

NOTE 6 - OPERATING LEASES

The Company leased two (2) different facilities under non-cancelable operating leases expiring in 2005.  Rental expense for the years ended December 31, 2006 and 2005 was $24,470 and $55,070, respectively.

NOTE 7 -	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2006 of approximately $23,400,000, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2007 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

        SPORTSNUTS, INC. AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
        December 31, 2006 and 2005

NOTE 7 -	GOING CONCERN (Continued)

compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 8 -                           RELATED PARTY TRANSACTIONS

From time to time, the Company makes advances to a related company. These advances are short term in nature and due on demand. The balance receivable at December 31, 2006 was $6,949.

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed.  These unreimbursed expenses are disclosed as due to related parties.  The balance due at December 31, 2006 was $160,123.

NOTE 9 -                           SEGMENT REPORTING

SportsNuts, Inc.’s reportable segments are business units that offer different products and services.  The Company has three reportable business segments: online services, sports event management and information technology consulting.  The online services segment provides internet team and league management for amateur sports organizations and online registrations for sporting events.  The sports event management segment creates, promotes and manages sporting events.  The information technology consulting segment provides services related to computer hardware, software and websites.

The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 1).  All significant intersegment transactions have been eliminated in the consolidated financial statements.  Financial information as of and for the year ended December 31, 2006 with respect to the reportable segments is as follows:

	Online Services	Sports Event Management	Information Technology Consulting

Cash	$3,204	$490	$9,640
Fixed assets, net	-	982	156
Total assets	4,212	8,421	51,772
Total liabilities	2,404,173	18,713	242,964
Revenues	16,059	17,920	301,982
Cost of goods sold	8,513	9,343	280,391
Other income (expense)	77,537	(886)	(18,193)
Segment profit (loss) before tax effect	(98,736)	(11,994)	(79,977)

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

ITEM 8A:  CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14(c) of the Securities Exchange Act of 1934) as of December 31, 2006 have concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive officer and principal financial officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the year ended December 31, 2006, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

ITEM 8B:  OTHER INFORMATION

None

PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year.  The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term.  Thereafter, any director, whether elected or re-elected, will serve a three-year term.  Each of the Company’s eight directorships has been divided  into one of these three classes, with one class containing two directorships and two classes containing three directorships.  Kenneth I. Denos, age 39, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors.  A short summary of Mr. Denos’ business experience is below.  His term of office will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2006.

Kenneth Denos, age 39, has worked with SportsNuts since November, 1998, and has served as the Company’s Chief Executive Officer, General Counsel, Secretary, and a member of the Board of Directors since April, 1999.  Mr. Denos also serves on the Board of Directors of Moore, Clayton & Co.,

Inc., an international strategic and advisory firm with offices in Los Angeles, Houston, Salt Lake City, San Francisco, New York City, South Africa, and London.  Mr. Denos is an executive officer of Equus II Incorporated (NYSE: EQS), a business development company based in Houston and traded on the New York Stock Exchange.  Previously, from 1996 to 1998, Mr. Denos practiced with the Salt Lake City-based law firm of Jones, Waldo, Holbrook & McDonough, concentrating on growing technology and Internet-based companies, providing assistance in corporate governance, debt and equity financing, joint ventures, licensing, mergers, acquisitions, and securities law compliance.  Mr. Denos holds a Bachelor of Arts degree from the University of Utah in Business Finance and Political Science, and holds a Master of Business Administration Degree from the University of Utah School of Business and a Juris Doctor from the University of Utah College of Law.  Prior to practicing with Jones, Waldo, he was special projects manager at Utah Technology Finance Corporation, a technology based venture lending agency.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2004, the Board held no meetings during the fiscal year ended December 31, 2006.

The Company does not have Audit or Compensation Committees of the Board of Directors.  Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-B promulgated by the Securities and Exchange Commission.

Compensation of Directors

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors.  Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.  Directors may also be granted stock options under the Company’s 2000 Stock Option Plan.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2006 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2006, 2005, and 2004 of those persons who were the Company’s Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Kenneth Denos CEO	2006(1) 2005(2) 2004(3)	$100,000 $100,000 $100,000	$0 $0 $0	$0 $0 $0	$0 $0 $0

(1) Represents $100,000 in earned but unpaid salary during 2006.
(2) Represents $100,000 in earned but unpaid salary during 2005.
(3) Represents $100,000 in earned but unpaid salary during 2004.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

			Number of Unexercised Options at December 31, 2006	Value of Unexercised In-the-Money Options at December 31, 2006(1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Kenneth Denos	0	0	1,000,000/0	0/0
Kenneth Denos	0	0	9,000,000/0	0/0

(1)  Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2006 of $0.00287.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock (par value $0.002 per share) as of March 1, 2007 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2006, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2006 as a group.  As of such date, the Company had 121,321,086 shares of Common Stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10757 South, River Front Parkway, South Jordan, Utah 84095.

	Common Stock
Directors, Executive Officers, 5% Stockholders	Number	Percent of Class(1)
Kenneth Denos(2)	25,667,953	19.12%
Prestbury Investment Holdings Limited(3)	25,000,000	22.39%
Nigel Wray(4)	25,000,000	22.39%
Nicholas Leslau(5)	25,000,000	22.39%
Gardner Management, Inc. Profit Sharing Plan and Trust(6)	19,026,607	16.07%
Moore, Clayton & Co., Inc.(7)	14,667,953	11.71%
Todd Shell(8)	7,500,000	6.72%
All directors and officers as a group (1 person)	25,667,953	19.12%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 121,321,086 shares of Common Stock outstanding as of March 1, 2006, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Secretary, and Director of the Company.  Includes 2,000,000 shares of Common Stock held directly by Mr. Denos and 9,000,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days.  Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. (“MCC”), this number also includes 1,071,429 shares held directly by MCC, and certain promissory notes held by MCC that are currently convertible into 13,596,524 shares of Common Stock.

(3) Principal Shareholder of the Company.  Includes 25,000,000 shares held directly by Prestbury Investment Holdings Limited (“PIHL”).

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

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000,000	$0.011	19,400,000
Equity compensation plans not approved by security holders	0	$0	0
Total	50,000,000	$0.011	19,400,000

(c) Possible Change of Control.

To reduce the Company’s debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2007, depending upon the agreement of various creditors of the Company.  These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years.  Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company’s larger creditors.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During 2000-2006 and up to the date of this filing, Kenneth I. Denos, the Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos.  These loans, aggregating $94,266, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

Since May 2000, Kenneth I. Denos, the Company’s Chief Executive Officer, has not been paid a salary for his services, although his salary payment obligation has been accrued on the books of the Company.  As of December 31, 2006, such accrued payroll liability and related expenses totaled $683,098.  Accordingly, the Company may seek to convert some or all of Mr. Denos’ payroll liability into stock of the Company, the result of which could be the issuance of a substantial number of shares of Common Stock and substantial dilution to current stockholders.

Commencing May 1, 2006, the Company became a subtenant of Acadia Properties, Inc., an entity controlled by Kenneth I. Denos, the Company’s Chief Executive Officer.  Acadia Properties will charge the Company $500 per month for use of its facilities, telephones, and limited use of office supplies.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 7 - Financial Statements Required by Form 10-KSB.”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Bouwhuis Morrill & Company, LLC, the Company’s independent accountants, thereon are filed as part of this Report on Form 10-KSB as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2006	2005

Audit Fees(1)	$0	$12,090
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	_____________	_______2,365_______

Total Accounting Fees and Services	$00000	$14,455

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.  The amounts shown for BMC in 2005 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2005.  The amounts shown for BMC in 2006 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2006.

  (2)  Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company’s financial statements.

  (3) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

  (4) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of SportsNuts, Inc., a Delaware corporation.(1)
3.2	Bylaws of SportsNuts, Inc., a Delaware corporation. (1)
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

(1) Filed as an Exhibit to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

(2) Filed as an Exhibit to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

(3) Filed as an Exhibit to the Company’s annual report on Form 10-KSB, filed with the Commission on March 30, 2000.

(4) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, filed with the Commission on May 11, 2001.

(5) Filed as an Exhibit to the Company’s quarterly report on Form 10-QSB, filed with the Commission on March 17, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSNUTS, INC.

Dated: March 25, 2007                                                                                     By:    /s/ Kenneth Denos
Kenneth Denos
Chief Executive Officer
                                                            and Chief Financial Officer