Form 10QSB
period 2007-03-31
SPORTSNUTS  INC
filed 2007-05-15
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

(801) 816-2510
(Issuer’s Telephone Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 31, 2007, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one)  [ ] Yes [x ] No

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
March 31,
2007

CURRENT ASSETS

Cash and cash equivalents	$2,884
Accounts receivable, net	38,983
Advances due from related party	10,949
Prepaid expenses	7,412

Total Current Assets	60,228

PROPERTY AND EQUIPMENT - NET	773

TOTAL ASSETS	$61,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$29,697
Due to related parties	160,123
Accrued expenses	1,736,349
Line of credit payable	23,605
Notes payable	55,850
Notes payable - related parties	718,297

Total Current Liabilities	2,723,921

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding,
respectively	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,509,519)

Total Stockholders' Deficit	(2,662,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$61,001

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

NET SALES	$43,089	$102,086

COST OF SALES	14,967	78,021

GROSS MARGIN	28,122	24,065

OPERATING EXPENSES

Salaries and consulting	42,261	54,391
Professional fees	7,970	14,144
Selling, general and administrative	14,560	58,358

Total Operating Expenses	64,791	126,893

LOSS FROM OPERATIONS	(36,669)	(102,828)

OTHER INCOME (EXPENSES)

Interest expense	(33,373)	(33,319)
Interest income	129	1,294
Gain on settlement of debt	8,108	-
Other income	330	17,545

Total Other Income (Expenses)	(24,806)	(14,480)

LOSS BEFORE INCOME TAXES	(61,475)	(117,308)

INCOME TAX EXPENSE	-	-

NET LOSS	$(61,475)	$(117,308)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(61,475)	$(117,308)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	365	8,689
Gain on settlement of debt	(8,108)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,026)	(12,778)
Advances due from related party	(4,000)	(8,544)
Other current assets	(2,385)	(768)
Accounts payable and accrued expenses	58,672	65,851
Due to related parties	-	4,173

Net Cash Used by Operating Activities	(17,957)	(60,685)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	4,892	3,096
Payments on notes payable - related parties	-	(2,000)
Proceeds from notes payable - related parties	2,615	-

Net Cash Provided by Financing Activities	$7,507	$1,096

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,450)	$(59,589)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,334	66,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,884	$7,114

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,674	$2,385
Income taxes	$-	$-

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2007.  Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has an accumulated deficit of approximately $23,448,000 from inception of the Company through December 31, 2006.  The Company’s stockholders’ deficit at March 31, 2007 was $2,662,920.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months.  The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.  No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

NOTE 3 -	SPIN OFF OF SUBSIDIARY

Effective March 1, 2007, the Company spun-off its wholly owned subsidiary, Secure Netwerks, by issuing shares on a pro rata basis to its shareholders.  Following the spin-off, Secure Netwerks became an independent company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the financial condition and results of operations of SportsNuts, Inc. (hereafter, “SportsNuts” or the “Company”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein.  This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language.  Actual results could differ materially from those projected in the forward looking statements.  Prospective investors should carefully consider the information set forth above under the caption "Risk Factors" in addition to the other information set forth herein.  The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

SportsNuts, Inc. (sometimes referred to hereinafter as the “Company”) is a sports management and marketing company, with a focus on community-based amateur athletics.  Incorporated in Delaware on July 12, 1996, the Company helps organize and manage certain community sports events, providing online registration, merchandise sales, event sponsorship, and event coordination.

Until March 1, 2007, the Company offered computer hardware sales and related services through Secure Netwerks, Inc., its wholly-owned subsidiary.  On that date, the Company spun-off the shares of Secure Netwerks on a pro-rata basis to its shareholders such that Secure Netwerks became an independent company.  Following the spin-off, due to the substantially decreased level of revenues and operations of the Company, SportsNuts, became a “shell company” as defined in 12b-2 of the Securities Exchange Act of 1934.

During the first quarter of 2007 the Company’s principal sources of revenues were (i) online services targeted to sports organizations and members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) sales of computer hardware and software together with related services.  The spin-off of Secure Netwerks on March 1, 2007 eliminated all future revenues associated with computer hardware and software sales.  The ability to generate revenues during the year 2006 and beyond depends substantially upon the Company’s resources available in order to market to and engage organizations and their members to receive these products and services.  Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding.  If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

Expenses which comprise cost of goods sold during the first quarter of 2007 were principally comprised of (i) offline costs associated with the management and promotion of sporting events which the company has an active role, and (ii) the wholesale purchase price of computer equipment sold by the Company.  Due to the spin-off of Secure Networks, computer equipment costs related to the resale thereof will no longer comprise a component of the Company’s cost of goods sold.  Also included in cost of goods sold are commissions paid for information technology consulting contracts and personnel and materials costs to administer these services, as well as potential fee sharing expenses to organizations involved in sports event management and online registration and administration.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended March 31, 2007 and 2006.

Revenues.  The Company generated net revenues of $43,089 during the three months ended March 31, 2007, a 58% decrease compared to $102,086 in net revenues during the first quarter of 2006.  The decrease is mainly the result of two large sales of computer hardware which were associated with equipment leases during the first three months of 2006.  These transactions contributed approximately $30,500 during 2006.  Furthermore, due to the spin-off of Secure Netwerks on February 28, 2007, the Company lost revenues for the month of March, which in comparison were approximately $20,400 in March of 2006.  Along with event administration, other sources of revenue were the sales of the Company’s online services, information technology consulting, and computer hardware sales.  Because of the spin-off of Secure Netwerks, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto.  Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

Cost of Sales.  Cost of sales for the three months ended March 31, 2007 were $14,967, an 81% decrease from $78,021 during the first quarter of 2006.  The principal reason for this decrease is the result of declining sales and related decreased need to purchase products.  Sales of computer hardware during the three months ended March 31, 2007 were $27,997 compared to $81,494 during the same period in the prior year.  The Company sold less hardware and software but provided more in services as compared to the quarter ended March 31, 2006.  The result was a lower cost of sales percentage due to the sales mix.  As the company provides more services, cost of sales will decrease as the margins on services is much better than margins on hardware sales.  Other costs of sales consisted of online registration services, sales commissions paid in connection with technology consulting projects, and cost of computer hardware sold.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended March 31, 2007 were $42,261, a 22% decrease from $54,391 during the first quarter of 2006.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.  Payroll expense accounted for approximately $40,300 of salaries and consulting expenses during 2007, as compared to $45,900 during 2006.

Professional Fees.  Professional fees for the three months ended March 31, 2007 were $7,970, a 44% decrease from $14,144 during the first quarter of 2006.  This decrease was primarily attributable to accounting and audit fees related to the spin-off of Secure Netwerks.  The Company anticipates that professional fees will decrease as the Company operates without Secure Netwerks as its subsidiary.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $14,560 for the three months ended March 31, 2007, as compared to $58,358 during the first quarter of 2006, a decrease of 75%.  One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $19,864 in 2006 to $3,530 in 2007.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.   The Company believes that significant investments in product development are required to remain competitive.  Accordingly, the Company expects to incur increased expenditures with respect to product development in future periods.

Other Income (Expense).  The Company had net other expense of $24,806 for the three months ended March 31, 2007 compared to $14,480 during the first quarter of 2006.  During the quarter ended

March 31, 2006, the Company recorded $17,500 in office rental income which offset the other expenses in this category.  As the Company moved its offices in April 2006, this income was not applicable during the first quarter of 2007.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s primary source of liquidity consisted of $2,884 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at March 31, 2007 of $23,509,519 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2007 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

When used in this report, the words, “believes,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected.  These forward-looking statements speak only as of the date hereof.  All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict.  There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved.

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

The Company's principal executive and financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended March 31, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Effective February 1, 2000, the Company sold and issued a promissory note secured by certain tangible and intangible assets of the Company (“Note”) in exchange for $450,000 in cash proceeds.  As of May 1, 2000, the Company is in default with respect to the Note.  The Note and its accompanying Security Agreement have been filed as an exhibit to the Company’s 1999 annual report on form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS:

The following documents are filed as exhibits to this Form 10-QSB:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of SportsNuts, Inc.(1)
3.2	Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)
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

SPORTSNUTS, INC.

Date: May 15, 2007___________________                                                                                                                    BY: /S/ Kenneth I Denos_____________________
                               Kenneth I Denos
Chief Financial Officer