Form 10QSB
period 2007-06-30
SPORTSNUTS  INC
filed 2007-08-10
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of June 30, 2007, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one) [ ] Yes [x] No

PART I

                                                            FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
June 30,
2007

CURRENT ASSETS

Cash and cash equivalents	$11,967
Accounts receivable, net	38,550
Advances due from related party	10,949
Prepaid expenses	7,412

Total Current Assets	68,878

PROPERTY AND EQUIPMENT - NET	564

TOTAL ASSETS	$69,442

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$30,993
Due to related parties	165,358
Accrued expenses	1,802,966
Line of credit payable	23,605
Notes payable	55,850
Notes payable - related parties	720,797

Total Current Liabilities	2,799,569

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding,
respectively	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,576,726)

Total Stockholders' Deficit	(2,730,127)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,442

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET SALES	$3,489	$125,777	$46,578	$227,863

COST OF SALES	1,940	108,788	26,907	196,809

GROSS MARGIN	1,549	16,989	19,671	31,054

OPERATING EXPENSES

Salaries and consulting	32,296	44,481	69,557	93,872
Professional fees	3,500	4,065	11,470	18,209
Selling, general and administrative	4,171	23,766	13,731	77,124

Total Operating Expenses	39,967	72,312	94,758	189,205

LOSS FROM OPERATIONS	(38,418)	(55,323)	(75,087)	(158,151)

OTHER INCOME (EXPENSES)

Interest expense	(29,130)	(35,043)	(62,503)	(68,362)
Interest income	4	1,535	133	2,829
Gain on settlement of debt	-	-	8,108	-
Other income	337	4,137	667	21,682

Total Other Income (Expenses)	(28,789)	(29,371)	(53,595)	(43,851)

LOSS BEFORE INCOME TAXES	(67,207)	(84,694)	(128,682)	(202,002)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(67,207)	$(84,694)	$(128,682)	$(202,002)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854	121,674,854	121,674,854

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(128,682)	$(202,002)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	574	9,502
Gain on settlement of debt	(8,108)	-
Changes in operating assets and liabilities:
Accounts receivable	(593)	13,811
Advances due from related party	(4,000)	(5,294)
Other current assets	(2,385)	3,670
Accounts payable and accrued expenses	126,585	127,448
Due to related parties	5,235	4,173

Net Cash Used by Operating Activities	(11,374)	(48,692)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	4,892	2,465
Payments on notes payable - related parties	-	-
Proceeds from notes payable - related parties	5,115	3,000

Net Cash Provided by Financing Activities	$10,007	$5,465

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,367)	$(43,227)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,334	66,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,967	$23,476

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$2,308	$5,026
Income taxes	$-	$-

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2007.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2 -        GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has an accumulated deficit of approximately $23,448,000 from inception of the Company through December 31, 2006.  The Company’s stockholders’ deficit at June 30, 2007 was $2,730,127 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 -       SPIN OFF OF SUBSIDIARY

Effective March 1, 2007, the Company spun-off its wholly owned subsidiary, Secure Netwerks, by discributing its shares on a pro rata basis to its shareholders.  Following the spin-off, Secure Netwerks became an independent company.

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

Beginning in February, 2004, the Company began selling computer hardware through Secure Netwerks, Inc., the Company’s wholly-owned subsidiary (“Secure Netwerks”).  In an effort to focus exclusively on the sports industry, the Company spun off Secure Netwerks to its shareholders on March 1, 2007.  Following the spin-off of Secure Netwerks, due to the limited activity within SportsNuts, the Company became a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The Company’s principal sources of revenues are (i) online services targeted to sports organizations and members, and (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events.  The ability to generate revenues during the year 2007 and beyond depends substantially upon the Company’s resources available in order to market to and engage organizations and their members to receive these products and services.  Such efforts require significant systems development, marketing and personnel costs, which, in turn, requires substantial funding.  If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended June 30, 2007 and 2006.

Revenues.  The Company generated net revenues of $3,489 during the three months ended June 30, 2007, a 97% decrease compared to $125,777 in net revenues during the second quarter of 2006.  For the six months ended June 30, 2007, net revenues were $46,578, an 80% decrease compared to $227,863 in net revenues during the first six months of 2006.  The decrease is mainly the result of the spin-off of Secure Netwerks which was effective March 1, 2007.  During the six months ended June 30, 2007, Secure Networks contributed $42,543 in net revenues compared to $220,429 during the first six months of 2006.  Because of the spin-off of Secure Netwerks, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto such as event administration and the sales of the Company’s online services.  The Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

Cost of Sales.  Cost of sales for the three months ended June 30, 2007 were $1,940, a 98% decrease compared to $108,788 during the second quarter of 2006. For the six months ended June 30, 2007, cost of sales were $26,907, an 86% decrease compared to $196,809 during the first six months of 2006.  This decrease correlates to the decrease in revenues and is also attributed to the spin-off of Secure Netwerks.  The cost of sales for Secure Netwerks was $24,967 for the six months ended June 30, 2007 compared to $195,799 during the first six months of 2006.  In the future, costs of sales will consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended June 30, 2007 were $32,296, a 27% decrease from $44,481 during the second quarter of 2006.  For the six months ended June 30, 2007, salaries and consulting expenses were $69,557, a 26% decrease compared to $93,872 during the first six months of 2006.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.  Payroll expense accounted for approximately $64,000 of salaries and consulting expenses during the first six months of 2007, as compared to $75,053 during the same period in 2006.  The Company anticipates salaries and consulting expenses to decrease in the future due to the spin-off of Secure Netwerks.

Professional Fees.  Professional fees for the three months ended June 30, 2007 were $3,500, a     14% decrease from $4,065 during the second quarter of 2006.  For the six months ended June 30, 2007, professional fees were $11,470, a 37% decrease compared to $18,209 during the first six months of 2006.  This decrease was primarily attributable to the completion of the spin-off of Secure Netwerks in the first quarter of 2007.  The Company anticipates that professional fees will decrease as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses the three months ended June 30, 2007 were $4,171, an 82% decrease from $23,766 during the second quarter of 2006.  For the six months ended June 30, 2007, selling, general and administrative expenses were $13,731, an 82% decrease compared to $77,124 during the first six months of 2006.  The spin-off of Secure Netwerks caused a decrease of $18,763 when comparing the first six months of 2007 to 2006.  One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $19,010 during the first six months of 2006 to $3,874 in 2007.  The Company anticipates that rent expense will continue to decrease in 2007 due to the move into a new office and the sharing of the rent and overhead expenses with other entities.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Other Income (Expense).  The Company had net other expenses of $53,595 for the six months ended June 30, 2007 compared to net other expenses of $43,851 during the first six months of 2006.  The income in this category during 2007 was generated primarily from the write off of certain debts of the Company which amounted to $8,108 compared to zero in 2006.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s primary source of liquidity consisted of $11,967 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at June 30, 2007 of $2,730,127 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2007 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Dependence on Key Personnel.  The Company’s success depends, in large part, upon the talents and skills of its management and key personnel.  John D. Thomas, the Chief Executive Officer of the Company, will not been able to devote his full time and attention to the activities of the Company and will be unable to do so until the Company is able to pay him a full salary on a regular basis.   In addition, to the extent that any of the Company’s key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found.  There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

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

Risk of Computer System Failure.  The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted access to its technology applications, which requires that the Company protect its computer hardware and software systems and the data and information stored in connection therewith.  The Company’s systems are vulnerable to damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events.  Any substantial interruption in the Company’s systems would have a material adverse effect on the Company’s business, operating results, and financial condition.  In addition, the Company’s systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access the Company’s Internet properties.  The occurrence of any of these risks could have a material adverse effect upon the Company’s business, results of operations, and financial condition.

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

Uncertain Protection of Trade Names and Related Intangible Assets.   The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”    Given the lack of resources available to the Company during 2004, the Company has not pursued trademark applications of its name and brand.  Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs.  Additionally, if the Company were requried to change its name, it could lose all goodwill associated with the “SportsNuts” mark.  In addition, future products and services offered by the Company may need to be marketed under different names if the mark “SportsNuts” causes confusion with another trade name being used by another company.  The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute.   If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages.  In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company’s financial operations and results of operations could be materially adversely affected.  Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

Investment Risks

Substantial Dilution from Conversion of Liabilities.  The Company is currently seeking to convert most, if not all, of its liabilities into equity of the Company.  The amount of these liabilities is far in excess of the present market capitalization of the Company’s Common Stock as traded on the Electronic Bulletin Board.  Consequently, if the Company were to convert even a small portion of these liabilities into Common Stock, such conversion would result in substantial dilution to existing shareholders.

Likely Change of Control.  Because the amount of liabilities of the Company exceeds its present market capitalization, the conversion of certain of these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company’s former Chief Executive Officer, who is owed as at June 30, 2007 an aggregate of $943,956 in loans, unpaid salary, and unpaid expenses undertaken on behalf of the Company.

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

No Active Market.  Although the Company’s shares are publicly traded, the Company believes that the public trading price may be an inaccurate representation of the value of the Company because there is little or no trading volume in the Company’s shares and no analysts or market makers actively follow the Company.

No Dividends.  The Company does not anticipate paying dividends on its Common Stock  in the foreseeable future, and may be restricted from paying dividends in the future pursuant to subsequent financing arrangements.

Concentration of Voting Power.  Pursuant to the Company’s Certificate of Incorporation, the Board of Directors has been divided into three classes, with only one class subject to reelection in a given year.  The Certificate of Incorporation requires a vote of 66 2/3% of the shares of the Company to amend the provision governing the election of directors.  Consequently, even if a shareholder or group of shareholders were to acquire a majority of the outstanding shares of the Company, such acquisition would not necessarily lead to a change in control of the Company.  However,  the Company cannot guarantee that certain persons, either collectively or individually, will not be able to control the election of the Board of Directors and that minority shareholders will not be adversely affected as a result.

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

Securities Eligible for Public Trading. Of the 121,674,854 shares of the Company’s Common Stock outstanding at June 30, 2006, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of June 30, 2007 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive and financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended June 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

No reports on Form 8-K were filed during the quarter ended June 30, 2007.

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

10.2	SportsNuts, Inc. 2000 Stock Option Plan.(4)
21.1	Subsidiaries of the Registrant.(5)
99.1	Certification by Chief Executive Officer and Chief Financial Officer, John D. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Executive Officer and Chief Financial Officer, John D. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SPORTSNUTS, INC.

Date: August 10, 2007___________________                                                                                                                    BY: /S/ John D. Thomas____________________
                                  John D. Thomas
Chief Financial Officer