Form 10QSB
period 2007-09-30
SPORTSNUTS  INC
filed 2007-11-13
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of September 30, 2007, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

Transitional Small Business Disclosure Format (check one) [ ] Yes [x] No

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
September 30,
2007

CURRENT ASSETS

Cash and cash equivalents	$5,092
Accounts receivable, net	41,316
Advances due from related party	16,738
Prepaid expenses	7,413

Total Current Assets	70,559

PROPERTY AND EQUIPMENT - NET	354

TOTAL ASSETS	$70,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$28,830
Due to related parties	165,723
Accrued expenses	1,859,616
Line of credit payable	31,342
Notes payable	55,850
Notes payable - related parties	720,797

Total Current Liabilities	2,862,158

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,637,844)

Total Stockholders' Deficit	(2,791,245)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,913

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$9,040	$44,600	$55,618	$272,463

COST OF SALES	2,866	29,245	29,773	226,054

GROSS MARGIN	6,174	15,355	25,845	46,409

OPERATING EXPENSES

Salaries and consulting	33,982	38,450	103,539	132,322
Professional fees	750	3,945	12,220	22,154
Selling, general and administrative	1,861	12,117	15,592	89,241
Gain on settlement of debt	-	(20,032)	(8,108)	(20,032)

Total Operating Expenses	36,593	34,480	123,243	223,685

LOSS FROM OPERATIONS	(30,419)	(19,125)	(97,398)	(177,276)

OTHER INCOME (EXPENSES)

Interest expense	(31,034)	(49,585)	(93,537)	(117,947)
Interest income	5	1,455	138	4,284
Other income	330	1,030	997	22,712

Total Other Income (Expenses)	(30,699)	(47,100)	(92,402)	(90,951)

LOSS BEFORE INCOME TAXES	(61,118)	(66,225)	(189,800)	(268,227)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(61,118)	$(66,225)	$(189,800)	$(268,227)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854	121,674,854	121,674,854

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(189,800)	$(268,227)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	784	10,093
Gain on settlement of debt	(8,108)	(20,032)
Changes in operating assets and liabilities:
Accounts receivable	(3,359)	23,252
Advances due from related party	(9,789)	16,313
Other current assets	(2,386)	(1,721)
Accounts payable and accrued expenses	181,072	190,281
Due to related parties	5,600	5,543

Net Cash Used by Operating Activities	(25,986)	(44,498)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	12,629	(13,399)
Proceeds from notes payable - related parties	5,115	3,000

Net Cash Provided (Used) by Financing Activities	$17,744	$(10,399)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(8,242)	$(54,897)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,334	66,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,092	$11,806

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$4,574	$5,386
Income taxes	$-	$-

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 30, 2007.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2006, the Company has an accumulated deficit of approximately $23,448,000 from inception of the Company through December 31, 2006.  The Company’s stockholders’ deficit at September 30, 2007 was $2,791,245 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Effective March 1, 2007, the Company spun-off its wholly owned subsidiary, Secure Netwerks, by distributing its shares on a pro rata basis to its shareholders.  Following the spin-off, Secure Netwerks became an independent company.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended September 30, 2007 and 2006.

Revenues.  The Company generated net revenues of $9,040 during the three months ended September 30, 2007, a 80% decrease compared to $44,600 in net revenues during the third quarter of 2006.  For the nine months ended September 30, 2007, net revenues were $55,618, an 80% decrease compared to $272,463 in net revenues during the first nine months of 2006.  The decrease is mainly the result of the spin-off of Secure Netwerks which was effective March 1, 2007.  During the nine months ended September 30, 2007, Secure Networks contributed $42,543 in net revenues compared to $220,429 during the first nine months of 2006.  Because of the spin-off of Secure Netwerks, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto such as event administration and the sales of the Company’s online services.  The Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

Cost of Sales.  Cost of sales for the three months ended September 30, 2007 were $2,866, a 90% decrease compared to $29,245 during the third quarter of 2006. For the nine months ended September 30, 2007, cost of sales were $29,773, an 87% decrease compared to $226,054 during the first nine months of 2006.  This decrease correlates to the decrease in revenues and is also attributed to the spin-off of Secure Netwerks.  The cost of sales for Secure Netwerks was $24,967 for the nine months ended September 30, 2007 compared to $195,799 during the first nine months of 2006.  In the future, costs of sales will consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended September 30, 2007 were $33,982, a 12% decrease from $38,450 during the third quarter of 2006.  For the nine months ended September 30, 2007, salaries and consulting expenses were $103,539, a 22% decrease compared to $132,322 during the first nine months of 2006.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.  Payroll expense accounted for approximately $94,000 of salaries and consulting expenses during the first nine months of 2007, as compared to $116,087 during the same period in 2006.  The Company anticipates salaries and consulting expenses to decrease in the future due to the spin-off of Secure Netwerks.

Professional Fees.  Professional fees for the three months ended September 30, 2007 were $750, an 81% decrease from $3,945 during the third quarter of 2006.  For the nine months ended September 30, 2007, professional fees were $12,220, a 45% decrease compared to $22,154 during the first nine months of 2006.  This decrease was primarily attributable to the completion of the spin-off of Secure Netwerks in the first quarter of 2007.  The Company anticipates that professional fees will decrease as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,861, an 85% decrease from $12,117 during the third quarter of 2006.  For the nine months ended September 30, 2007, selling, general and administrative expenses were $15,592, an 83% decrease compared to $89,241 during the first nine months of 2006.  The spin-off of Secure Netwerks caused a decrease of $26,535 when comparing the first nine months of 2007 to 2006.  One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $22,540 during the first nine months of 2006 to $4,225 in 2007.  The Company anticipates that rent expense will continue to decrease due to the move into a new office and the sharing of the rent and overhead expenses with other entities.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Gain on Settlement of Debt.  The Company had a gain on the settlement of debt in the amount of $8,108 for the nine months ended September 30, 2007 compared to $20,032 during the first nine months of 2006.  This gain was generated from the write off of certain old debts of the Company.

Other Income (Expense).  The Company had net other expenses of $92,402 for the nine months ended September 30, 2007 compared to net other expenses of $90,951 during the first nine months of

2006.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

As of September 30, 2007, the Company’s primary source of liquidity consisted of $5,092 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at September 30, 2007 of $2,791,245 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2007 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Dependence on Key Personnel.  The Company’s success depends, in large part, upon the talents and skills of its management and key personnel.  John D. Thomas, the Chief Executive Officer of the Company, will not be able to devote his full time and attention to the activities of the Company and will be unable to do so until the Company is able to pay him a full salary on a regular basis.   In addition, to the extent that any of the Company’s key personnel are unable or refuse to continue their association with the Company, a suitable replacement would have to be found.  There is no assurance that the Company would be able to find suitable replacements for its existing management personnel or technical personnel or that such replacements could be obtained for an amount affordable to the Company.

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

Likely Change of Control.  Because the amount of liabilities of the Company exceeds its present market capitalization, the conversion of certain of these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company’s former Chief Executive Officer, who is owed as at September 30, 2007 an aggregate of $943,956 in loans, unpaid salary, and unpaid expenses undertaken on behalf of the Company.

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

Securities Eligible for Public Trading. Of the 121,674,854 shares of the Company’s Common Stock outstanding at September 30, 2006, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

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

Applicability of Low Priced Stock Risk Disclosure Requirements.  The Common Stock of the Company may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934.  Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties, the customer’s rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer.  With all these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's principal executive and financial officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) of the Securities Exchange Act of 1934) as of September 30, 2007 has concluded that the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries are recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, particularly during the period in which this annual report has been prepared.

The Company's principal executive and financial officer has concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls for the quarter ended September 30, 2007, the date of their most recent evaluation of such controls, and that there were no significant deficiencies or material weaknesses in the Company's internal controls.

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

                                                                    SPORTSNUTS, INC.

Date: November 9, 2007___________________                                                                                                                    BY: /S/ John D. Thomas____________________
                                        John D. Thomas
                                Chief Executive Officer