Form 10KSB/A
period 2006-12-31
SPORTSNUTS  INC
filed 2008-01-10
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________
Amendment No. 1
To

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

AMENDMENT NO. 1 EXPLANATION

This amendment to t he Company ’s Form 10-KSB for the fiscal year ended December 31, 2006 amends the certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002. Furthermore, corrections to the disclosure notes following the financial statements have been amended. No changes have been made to the financial statements of SportsNuts, Inc., herein.

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

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in selling and marketing expenses in the consolidated statements of operations. Advertising expense for the years ended December 31, 2006 and 2005 was $4,395 and $4,545, respectively.

i.	Goodwill

Based on SFAS No. 142, the Company has determined that the goodwill of $52,696 associated with the acquisition of Secure Networks has been impaired and was written off as of December 31, 2006.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Basic Net Loss Per Share

	For the Years Ended December 31,
	2006	2005
Basic net income (loss) per share:

Income (Loss) (numerator)	$(190,707)	$321,337
Shares (denominator)	121,674,854	119,757,046
Per share amount	$(0.00)	$0.00

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

o.	Line of Credit

The company has one line of credit outstanding at December 31, 2006. Following are the details of the line of credit:

Line of credit is due on demand
Available credit line	$34,000
Interest rate	18%
Balance outstanding at December 31, 2006	$18,713

p.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no material affect on the consolidated financial statements.

q.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2006:

Accrued compensation	$1,105,212
Accrued interest	527,307
Other accrued expenses	50,706
Total accrued expenses	$1,683,225

r.	Recent Accounting Pronouncements

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

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 2 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Notes payable – related parties consisted of the following:	December 31, 2006
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due Note is convertible into common stock of the Company at $.10 per share	$450,000

Note payable to a related individual, secured by tangible assets of the Company, interest at 16% principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	20,000

Notes payable to related individuals, unsecured, Interest at 10%, due on demand.	192,916

Notes payable to a related individual, unsecured, Interest at 13%, due on demand.	21,500

Notes payable to a related individual, unsecured, Interest at 24%, due on demand.	31,266

Total notes payable – related parties	715,682

Less: current portion	(715,682)

Long-term notes payable – related parties	$-

Maturities of notes payable – related parties are as follows:
Year Ending December 31,	Amount
2007	$715,682

Total	$715,682

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 3 -	NOTES PAYABLE

Notes payable consisted of the following:
December 31, 2006

Notes payable to individuals, unsecured, interest At 10%, due on demand.	$48,750

Note payable to a company, unsecured, interest At 10%, due on demand.	7,100

Total notes payable	55,850

Less: current portion	(55.850)

Long-term notes payable	$-

Maturities of notes payable are as follows:
Year Ending December 31,	Amount
2007	$55,850

Total	$55,850

NOTE 4 -	COMMON AND PREFERRED STOCK TRANSACTIONS

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

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

NOTE 5 -	OPTIONS AND WARRANTS (Continued)

Employee Stock Options

The following tables summarize the information regarding employee stock options at December 31, 2006:

Outstanding at December 31, 2006	18,150,000
Granted	-
Expired	1,400,000
Exercised	-
Options outstanding at December 31, 2006	16,750,000
Weighted average exercise price of options Outstanding at December 31, 2006	$0.01

Exercise Prices	Number of Options Outstanding December 31, 2006	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2006	Weighted Average Exercise Price

$0.005	8,750,000	1.83	$0.005	8,750,000	$0.005
$0.020	8,000,000	0.25	$0.020	8,000,000	$0.020

NOTE 6 -	OPERATING LEASES

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

ITEM8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

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

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
Kenneth Denos CEO	2006(1) 2005(2) 2004(3)	$100,000 (1) $100,000(2) $100,000(3)	$0 $0 $0	$0 $0 $0	$0 $0 $0

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

(1)  Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2006 of $0.00287.

ITEM 11:  SECURITY OWNERSHIP OS CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill& Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2006and 2005, and all fees billed for other services rendered by BMCduring those periods.

Year Ended December 31	2006	2005

Audit Fees(1)	$ 7 , 849	$12,090
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	2,365

Total Accounting Fees and Services	$ 7, 849	$14,455

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for BMCin 2005relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2004, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2005. The amounts shown for BMCin 2006relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2005, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2006.

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

SPORTSNUTS, INC.

Dated: January 10, 2008                                                                                                                      By:    /s/ John D. Thomas
John D. Thomas
Chief Executive Officer