Form 10QSB/A
period 2007-09-30
SPORTSNUTS  INC
filed 2008-01-11
CIK 1024920

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

AMENDMENT NO. 1 EXPLANATION

This amendment to the Company’s Form 10-QSB for the quarter ended September 30, 2006 amends the certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.  No changes have been made to the financial statements of SportsNuts, Inc., herein.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
September 30,
2007

CURRENT ASSETS

Cash and cash equivalents	$5,092
Accounts receivable, net	41,316
Advances due from related party	16,738
Prepaid expenses	7,413

Total Current Assets	70,559

PROPERTY AND EQUIPMENT - NET	354

TOTAL ASSETS	$70,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$28,830
Due to related parties	165,723
Accrued expenses	1,859,616
Line of credit payable	31,342
Notes payable	55,850
Notes payable - related parties	720,797

Total Current Liabilities	2,862,158

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,637,844)

Total Stockholders' Deficit	(2,791,245)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,913

SPORTSNUTS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended September 30,		For the None Months Ended September 30,
NET SALES	$9,040	$44,600	$55,618	$272,463

COST OF SALES	2,866	29,245	29,773	226,054

GROSS MARGIN	6,174	15,355	25,845	46,409

OPERATING EXPENSES

Salaries and consulting	33,982	38,450	103,539	132,322
Professional fees	750	3,945	12,220	22,154
Selling, general and administrative	1,861	12,117	15,592	89,241
Gain on settlement of debt	-	(20,032)	(8,108)	(20,032)

Total Operating Expenses	36,593	34,480	123,243	223,685

LOSS FROM OPERATIONS	(30,419)	(19,125)	(97,398)	(177,276)

OTHER INCOME (EXPENSES)

Interest expense	(31,034)	(49,585)	(93,537)	(177,947)
Interest income	5	1,455	138	4,284
Other income	330	1,030	997	22,712

Total Other Income (Expenses)	(30,669)	(47,100)	(92,402)	(90,951)

LOSS BEFORE INCOME TAXES	(61,118)	(66,225)	(189,800)	(268,227)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(61,118)	$(66,225)	$(189,800)	$(268,227)

BASIC AND DILUTED:
Net loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	121,674,854	121,674,854	121,674,854	121,674,854

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

Liquidity and Capital Resources

As of September 30, 2007, the Company’s primary source of liquidity consisted of $5,092 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts withlocal financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

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

Securities Eligible for Public Trading. Of the 121,674,854 shares of the Company’s Common Stock outstanding at September 30, 2006, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuantto the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

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

SPORTSNUTS, INC.

Date: January 10, 2008_________________                                                                                                                     BY: /S/ John D. Thomas____________________
                                             John D. Thomas
                                                                                     Chief Executive Officer