Form 10QSB/A
period 2007-09-30
SPORTSNUTS  INC
filed 2008-02-28
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________
Amendment No. 2
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

AMENDMENT NO. 2 EXPLANATION

This amendment to the Company’s Form 10-QSB for the quarter ended September 30, 2006 amends the certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.  Changes have been made to the statements of operations in the financial statements of SportsNuts, Inc., herein.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2007.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(Unaudited)

ASSETS
September 30,
2007

CURRENT ASSETS

Cash and cash equivalents	$5,092
Accounts receivable, net	41,316
Advances due from related party	16,738
Prepaid expenses	7,413

Total Current Assets	70,559

PROPERTY AND EQUIPMENT - NET	354

TOTAL ASSETS	$70,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$28,830
Due to related parties	165,723
Accrued expenses	1,859,616
Line of credit payable	31,342
Notes payable	55,850
Notes payable - related parties	720,797

Total Current Liabilities	2,862,158

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,637,844)

Total Stockholders' Deficit	(2,791,245)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$70,913

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET SALES	$9,040	$44,600	$13,075	$19,373

COST OF SALES	2,866	29,245	4,806	6,587

GROSS MARGIN	6,174	15,355	8,269	12,786

OPERATING EXPENSES

Salaries and consulting	33,982	38,450	98,572	104,668
Professional fees	750	3,945	7,095	7,424
Selling, general and administrative	1,861	12,117	10,599	51,713
Gain on settlement of debt	-	(20,032)	-	(20,032)

Total Operating Expenses	36,593	34,480	116,266	143,773

LOSS FROM OPERATIONS	(30,419)	(19,125)	(107,997)	(130,987)

OTHER INCOME (EXPENSES)

Interest expense	(31,034)	(49,585)	(89,503)	(100,942)
Interest income	5	1,455	12	12
Other income	330	1,030	997	22,712

Total Other Income (Expenses)	(30,699)	(47,100)	(88,494)	(78,218)

LOSS BEFORE INCOME TAXES	(61,118)	(66,225)	(196,491)	(209,205)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(61,118)	(66,225)	(196,491)	(209,205)

DISCONTINUED OPERATIONS
Income (Loss) from subsidiary
discontinued due to spin off	-	-	6,691	(59,022)

NET LOSS	$(61,118)	$(66,225)	$(189,800)	$(268,227)

BASIC AND DILUTED:
Net loss per common share from
continuing operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854	121,674,854	121,674,854

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended September 30, 2007 and 2006. Also discussed is the spin-off of Secure Netwerks which was effective March 1, 2007, and how the spin-off affected the financial statement categories.

Revenues.  The Company generated net revenues of $9,040 during the three months ended September 30, 2007, a 80% decrease compared to $44,600 in net revenues during the third quarter of 2006.  For the nine months ended September 30, 2007, net revenues were $13,075, an 33% decrease compared to $19,373 in net revenues during the first nine months of 2006.  The decrease is mainly the result of the spin-off of Secure Netwerks.  During the nine months ended September 30, 2007, Secure Networks contributed $42,543 in net revenues compared to $220,429 during the first nine months of 2006.  Because of the spin-off of Secure Netwerks, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto such as event administration and the sales of the Company’s online services.  The Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

Cost of Sales.  Cost of sales for the three months ended September 30, 2007 were $2,866, a 90% decrease compared to $29,245 during the third quarter of 2006. For the nine months ended September 30, 2007, cost of sales were $4,806, a 27% decrease compared to $6,587 during the first nine months of 2006.  This decrease correlates to the decrease in revenues and is also attributed to the spin-off of Secure Netwerks.  The cost of sales for Secure Netwerks was $24,967 for the nine months ended September 30, 2007 compared to $195,799 during the first nine months of 2006.  In the future, costs of sales will consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended September 30, 2007 were $33,982, a 12% decrease from $38,450 during the third quarter of 2006.  For the nine months ended September 30, 2007, salaries and consulting expenses were $98,572, a 6% decrease compared to $104,668 during the first nine months of 2006.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.  Payroll expense accounted for approximately $94,000 of salaries and consulting expenses during the first nine months of 2007, as compared to $101,120 during the same period in 2006.  The Company anticipates salaries and consulting expenses to decrease in the future due to the spin-off of Secure Netwerks.

Professional Fees.  Professional fees for the three months ended September 30, 2007 were $750, an 81% decrease from $3,945 during the third quarter of 2006.  For the nine months ended September 30, 2007, professional fees were $7,095, a 4% decrease compared to $7,424 during the first nine months of 2006.  This decrease was primarily attributable to the completion of the spin-off of Secure Netwerks in the first quarter of 2007.  The Company anticipates that professional fees will decrease as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,861, an 85% decrease from $12,117 during the third quarter of 2006.  For the nine months ended September 30, 2007, selling, general and administrative expenses were $10,599, an 80% decrease compared to $51,713 during the first nine months of 2006.  The spin-off of Secure Netwerks caused a decrease of $26,535 when comparing the first nine months of 2007 to 2006.  One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $22,540 during the first nine months of 2006 to $4,225 in 2007.  The Company anticipates that rent expense will continue to decrease due to the move into a new office and the sharing of the rent and overhead expenses with other entities.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Gain on Settlement of Debt.  The Company had a gain on the settlement of debt in the amount of $8,108 for the nine months ended September 30, 2007 compared to $20,032 during the first nine months of 2006.  This gain was generated from the write off of certain old debts of the Company.

Other Income (Expense).  The Company had net other expenses of $88,494 for the nine months ended September 30, 2007 compared to net other expenses of $78,218 during the first nine months of

2006.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Discontinued Operations.  The Company has recorded the spin-off of Secure Netwerks as discontinued operations.  For the nine months ended September 30, 2007, the income from the discontinued operations was $6,691 compared to a loss of $59,022 for the first nine months of 2006.

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

10.2	SportsNuts, Inc. 2000 Stock Option Plan.(4)
21.1	Subsidiaries of the Registrant.(5)
31	Certification by Chief Executive Officer and Chief Financial Officer, John D. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, John D. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                                                SPORTSNUTS, INC.

Date: February 28, 2008_________________                                                                                                               BY: /S/ John D. Thomas____________________
                              John D. Thomas
                                                                Chief Executive Officer