Form 10KSB/A
period 2006-12-31
SPORTSNUTS  INC
filed 2008-02-29
CIK 1024920

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one)  [  ] Yes [x] No

AMENDMENT NO. 1 EXPLANATION

This amendment to the Company’s Form 10-KSB for the fiscal year ended December 31, 2006 amends the certifications pursuant to Sections 906 and 302 of the Sarbanes-Oxley Act of 2002.  No changes have been made to the financial statements of SportsNuts, Inc., herein.

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

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

Financial information as of and for the year ended December 31, 2005 with respect to the reportable segments is as follows:

	Online Services	Sports Event Management	Information Technology Consulting

Cash	$1,637	$1,598	$63,468
Fixed assets, net	8,800	1,819	1,092
Total assets	67,243	35,899	118,381
Total liabilities	2,372,268	37,797	222,196
Revenues	22,685	140,396	475,444
Cost of goods sold	11,616	93,641	375,585
Other income (expense)	729,627	(4,028)	(13,044)
Segment profit (loss) before tax effect	343,108	(8,629)	(13,142)

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

Year Ended December 31	2006	2005

Audit Fees(1)	$7,849	$12,090
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	______0______	_______2,365_______

Total Accounting Fees and Services	$7,849	$14,455

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

                    SPORTSNUTS, INC.

Dated: February 28, 2008                                                                                                   By:/s/ John D. Thomas
                                                  John D. Thomas
                                                  Chief Executive Officer