Form 10KSB/A
period 2007-09-30
SPORTSNUTS  INC
filed 2008-02-29
CIK 1024920

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

(b) Securities Authorized for Issuance Under Equity Compensation Plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000,000	$0.011	19,400,000
Equity compensation plans not approved by security holders	0	$0	0
Total	50,000,000	$0.011	19,400,000

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