Form 10QSB/A
period 2007-09-30
SPORTSNUTS  INC
filed 2008-02-29
CIK 1024920

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

Revenues.  The Company generated net revenues of $9,040 during the three months ended September 30, 2007, a 80% decrease compared to $44,600 in net revenues during the third quarter of 2006.  For the nine months ended September 30, 2007, net revenues were $13,075 , an 33% decrease compared to $19,373 in net revenues during the first nine months of 2006.   The decrease is mainly the result of the spin-off of Secure Netwerks .  During the nine months ended September 30, 2007, Secure Networks contributed $42,543 in net revenues compared to $220,429 during the first nine months of 2006.  Because of the spin-off of Secure Netwerks, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto such as event administration and the sales of the Company’s online services.  The Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.

Cost of Sales.  Cost of sales for the three months ended September 30, 2007 were $2,866, a 90% decrease compared to $29,245 during the third quarter of 2006. For the nine months ended September 30, 2007, cost of sales were $4,806 , a 27% decrease compared to $6,587 during the first nine months of 2006.  This decrease correlates to the decrease in revenues and is also attributed to the spin-off of Secure Netwerks.  The cost of sales for Secure Netwerks was $24,967 for the nine months ended September 30, 2007 compared to $195,799 during the first nine months of 2006.  In the future, costs of sales will consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended September 30, 2007 were $33,982, a 12% decrease from $38,450 during the third quarter of 2006.  For the nine months ended September 30, 2007, salaries and consulting expenses were $98,572 , a 6% decrease compared to $104,668 during the first nine months of 2006.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.  Payroll expense accounted for approximately $94,000 of salaries and consulting expenses during the first nine months of 2007, as compared to $101,120 during the same period in 2006.  The Company anticipates salaries and consulting expenses to decrease in the future due to the spin-off of Secure Netwerks.

Professional Fees.  Professional fees for the three months ended September 30, 2007 were $750, an 81% decrease from $3,945 during the third quarter of 2006.  For the nine months ended September 30, 2007, professional fees were $7,095 , a 4% decrease compared to $7,424 during the first nine months of 2006.  This decrease was primarily attributable to the completion of the spin-off of Secure Netwerks in the first quarter of 2007.  The Company anticipates that professional fees will decrease as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,861, an 85% decrease from $12,117 during the third quarter of 2006.  For the nine months ended September 30, 2007, selling, general and administrative expenses were $10,599 , an 80% decrease compared to $51,713 during the first nine months of 2006.  The spin-off of Secure Netwerks caused a decrease of $26,535 when comparing the first nine months of 2007 to 2006.  One of the largest expense categories in general and administrative expenses is rent and utilities expense which went from $22,540 during the first nine months of 2006 to $4,225 in 2007.  The Company anticipates that rent expense will continue to decrease due to the move into a new office and the sharing of the rent and overhead expenses with other entities.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

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