Form 10KSB
period 2007-12-31
SPORTSNUTS  INC
filed 2008-04-01
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

The Company’s revenues for the fiscal year ending December 31, 2007 were $24,819.

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 28, 2007, was approximately $200,000.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 24, 2008, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

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

Uncertain Protection of Trade Names and Related Intangible Assets.   The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”    Given the lack of financial resources available to the Company during 2007, the Company has not pursued trademark applications of its name and brand.  Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs.  Additionally, if the Company were required to change its name, it could lose all goodwill associated with the “SportsNuts” mark.  In addition, future products and services offered by the Company may need to be marketed under different names if the mark “SportsNuts” causes confusion with another trade name being used by another company.  The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute.   If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages.  In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company’s financial operations and results of operations could be materially adversely affected.  Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

Investment Risks

Speculative Investment.  The shares of the Company’s common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit.  If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

Likely Change of Control.  During 2008, it is likely that the Company may offer certain of its creditors the right to convert their debts into common stock of the Company based upon the current trading price of the Company’s Common Stock.  The conversion of even a portion of these debts will result in a change of control in favor of such creditors.  Such creditors will likely also include Kenneth Denos, the Company’s Chief Executive Officer.

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

Amateur sports touch multiple audiences (athletes, fans, coaches, officials, sports physicians, athletic directors, community sports writers) who generally want to enhance the experience for themselves and the participants.  At the grass-roots level, amateur sports tend to generate more emotional involvement than any other activity with the exception of academic education.  The dreams of millions of athletes are pursued through sports and many families live vicariously through sports in various supporting roles.  Amateur sports typically require a substantial investment of time and money.  The demographic profile of amateur sports enthusiasts is therefore strong relative to recreational spending.

The Internet.  Sports have been a core staple in the development of the Internet.  Over thirty million users in the United States access the Internet each day for sports-related information.  The administration of amateur sports organizations and events and the information management of amateur sports data lend itself to unique marketing approaches that can be greatly facilitated through various web-based solutions, but are currently not addressed efficiently by any single organization.

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

INTELLECTUAL PROPERTY

The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”  Given the lack of resources available to the Company during 2007, the Company has not pursued any trademark applications for its name and brand.

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

EMPLOYEES

As of March 1, 2008, the Company employed five persons on a part-time basis.  The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.

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

None.

ITEM 4:  SUBMISSION ON MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5:  MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SPCI.”  The Company’s stock has been traded on the Bulletin Board since approximately January, 1997.  As of March 1, 2008, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2007:

High	Low
Fourth Quarter 2007	$ 0.00487	$ 0.0025
Third Quarter 2007	$ 0.006	$ 0.003
Second Quarter 2007	$ 0.00637	$ 0.003387
First Quarter 2007	$ 0.01487	$ 0.00231

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

(b) Recent Sales of Unregistered Securities.

As of December 31, 2007, the Company had outstanding 18,150,000 common stock purchase options granted to various officers, directors, employees, and service providers of the Company pursuant to the Company’s 2000 Stock Option Plan (“Plan”).  The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

During 2000-2005 and continuing into 2007, Kenneth Denos, the Company’s former Chief Executive Officer, made various cash loans to the Company totaling $67,000 in the aggregate.  These loans are represented by unsecured promissory notes of the Company and bear interest at the rate of ten percent (10%) per annum.

During 2000-2005 and continuing into 2007, the Company has accrued payroll and other expenses owed to Kenneth Denos, the Company’s former Chief Executive Officer, totaling $909,868 in the aggregate.  These accruals are unsecured obligations of the Company.  Interest has accrued on the unpaid expenses commencing January 1, 2006 at the rate of twelve percent (12%) per annum.

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company’s principal sources of revenues during 2007 were (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) computer hardware sales.  The ability to generate revenues during the year 2007 and beyond depends substantially upon the revenues relating to the Company’s amateur sports business, as the Company spun-off Secure Networks on March 1, 2007.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2007 and 2006.

Revenues.  The Company generated net revenues of $24,819 during the year ended December 31, 2007, which represents a 27% decrease compared to $33,979 in net revenues during the year 2006.  Following the spin-off of Secure Networks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto.  Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 126-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the year ended December 31, 2007 were $11,508, a 36% decrease from $17,856 during the year 2006.  This decrease correlates with the decrease in revenues.  Cost of sales were 46% of revenues in 2007 compared to 53% in 2006.  The Company anticipates that cost of sales will decrease in the future as a result of the spin-off of Secure Networks, Inc.  Other costs of sales consisted of online registration services, sports event management and promotional services, and sales commissions paid in connection with hardware sales and leases.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the year ended December 31, 2007 were $134,935, a 7% decrease from $145,690 during the year 2006.  Management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.

Professional Fees.  Professional fees for the year ended December 31, 2007 were $8,170, a 1% decrease from $8,099 during 2006.  No major change is expected in professional fees as the Company will continue to have audits and reviews of the financial statements.  Contributing to professional fees was the legal and accounting fees associated with the spin-off of Secure Networks.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $12,770 for the year ended December 31, 2007, as compared to $49,715 during 2006, a decrease of 74%.  The decrease is due to the change in one of the largest expense categories in general and administrative expenses, rent and utilities expense, which went from $19,277 in 2006 to $1,376 in 2007.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Gain on Settlement of Debt.  The Company had a gain on settlement of debt in the amount of $-0- for the year ended December 31, 2007 compared to $236,608 during 2006.  This gain in 2006 was generated from the write off of certain old debts of the Company.

Other Income (Expense).  The Company had net other expense of $117,824 for the year ended December 31, 2007 compared to net other expense of $107,261 during 2006.  The expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

As of December 31, 2007, the Company’s primary source of liquidity consisted of $6,129 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2007 of $23,701,741 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company generated a net loss for the year ended December 31, 2007 of $253,697 compared to a net loss in 2006 of $190,707.  The Company anticipates a net loss for the year ended December 31, 2008 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 7:  FINANCIAL STATEMENTS REQUIRED BY FORM 10-KSB

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
SportsNuts, Inc. and Subsidiaries
South Jordan, Utah

We have audited the accompanying consolidated balance sheet of SportsNuts, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SportsNuts, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 24, 2008

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
December 31,
2007

CURRENT ASSETS

Cash and cash equivalents	$6,129
Accounts receivable, net	41,755
Advances due from related party (Note 8)	16,394
Prepaid expenses	7,175

Total Current Assets	71,453

PROPERTY AND EQUIPMENT - NET	145

TOTAL ASSETS	$71,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$33,579
Due to related parties (Note 8)	166,770
Accrued expenses	1,920,535
Line of credit payable	27,709
Notes payable (Note 3)	30,850
Notes payable - related parties (Note 2)	747,297

Total Current Liabilities	2,926,740

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350
Additional paid-in capital	20,764,999
Stock subscriptions receivable	(161,750)
Accumulated deficit	(23,701,741)

Total Stockholders' Deficit	(2,855,142)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,598

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

NET SALES	$24,819	$33,979

COST OF SALES	11,508	17,856

GROSS MARGIN	13,311	16,123

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and consulting	134,935	145,690
Professional fees	8,170	8,099
Selling, general and administrative	12,770	49,715
Total Selling, General and Administrative Expenses	155,875	203,504

OTHER OPERATING GAINS AND LOSSES
Impairment of goodwill (Note 1)	-	(52,696)
Gain on settlement of debt (Note 1)	-	236,608
Total Other Operating Gains and Losses	-	183,912

LOSS FROM OPERATIONS	(142,564)	(3,469)

OTHER INCOME (EXPENSES)
Interest expense	(119,164)	(130,316)
Interest income	13	13
Other income	1,327	23,042
Total Other Income (Expenses)	(117,824)	(107,261)

LOSS BEFORE INCOME TAXES	(260,388)	(110,730)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(260,388)	(110,730)

DISCONTINUED OPERATIONS
Income (Loss) from subsidiary
discontinued due to spin off (Note 10)	6,691	(79,977)

NET LOSS	$(253,697)	$(190,707)

BASIC AND DILUTED:
Net loss per common share from
continuing operations	$(0.00)	$(0.00)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit

			Additional	Stock		Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2005	121,674,854	$243,350	$20,764,999	$(161,750)	$(23,257,337)	$(2,410,738)

Net loss for year ended
December 31, 2006	-	-	-	-	(190,707)	(190,707)

Balance, December 31, 2006	121,674,854	243,350	20,764,999	(161,750)	(23,448,044)	(2,601,445)

Net loss for year ended
December 31, 2007	-	-	-	-	(253,697)	(253,697)

Balance, December 31, 2007	121,674,854	$243,350	$20,764,999	$(161,750)	$(23,701,741)	$(2,855,142)

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(253,697)	$(190,707)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	993	10,573
Gain on settlement of debt	-	(236,608)
Impairment of goodwill	-	52,696
Changes in operating assets and liabilities:
Accounts receivable	(3,798)	19,626
Advances due from related party	(9,445)	15,263
Other current assets	(2,148)	5,591
Accounts payable and accrued expenses	238,632	262,351
Due to related parties	6,647	6,412

Net Cash Used by Operating Activities	(22,816)	(54,803)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	8,996	(10,058)
Proceeds from notes payable - related parties	6,615	11,492

Net Cash Provided by Financing Activities	15,611	1,434

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,205)	(53,369)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	13,334	66,703

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,129	$13,334

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$5,413	$5,909
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

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
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Property and Equipment

Property and equipment are stated at cost. Expenditures for ordinary maintenance and repairs are charged to operations as incurred.  Major additions and improvements are capitalized. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives as follows:

Computer hardware	3 years
Computer software	3 years
Office equipment	7 years

Depreciation expense for the years ended December 31, 2007 and 2006 was $993 and $10,573, respectively.

e.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $3,938 as of December 31, 2007.

f.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2007 and 2006, sales are recorded net of the allowance for returns and discounts of $-0-.

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

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Basic Net Loss Per Share

	For the Years Ended December 31,
	2007	2006
Basic net loss per share:

Loss (numerator)	$(253,697)	$(190,707)
Shares (denominator)	121,674,854	121,674,854
Per share amount	$(0.00)	$(0.00)

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

k.	Provision for Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2007.

At December 31, 2007 the Company had net operating loss carryforwards of approximately $14,000,000 that may be offset against future taxable income through 2027.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

The gain on settlement of debt arises from the write-off of certain old accounts and notes payable by the Company pursuant to a legal opinion from the Company’s attorney and CEO.  The Company is continuing to negotiate with additional creditors to settle other old accounts payable at a discount.  The gain on settlement of debt associated with these write-offs amounted to $-0- and $236,608, respectively at December 31, 2007 and 2006.

o.	Line of Credit

The company has one line of credit outstanding at December 31, 2007. Following are the details of the line of credit:

Line of credit is due on demand.
Available credit line	$34,000
Interest rate	8%
Balance outstanding at December 31, 2007	$27,709

p.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no material affect on the consolidated financial statements.

q.	Accrued Expenses

Accrued expenses consisted of the following at December 31, 2007:

Accrued compensation	$1,148,475
Accrued interest	678,973
Other accrued expenses	93,087
Total accrued expenses	$1,920,535

r.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.	Recent Accounting Pronouncements (Continued)

begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, “Business Combinations”, but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. The impact of SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2-        NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following:
December 31, 2007
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $.10 per share.	$450,000
Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	20,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand.	221,916
Notes payable to a related individual, unsecured, interest at 13%, due on demand.	21,500
Notes payable to a related individual, unsecured, interest at 24%, due on demand.	33,881
Total notes payable - related parties	747,297
Less: current portion	(747,297)
Long-term notes payable - related parties	$-
Maturities of notes payable - related parties are as follows:
Yeah Ending December 31,	Amount
2008	$747,297
Total	$747,297

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 -        NOTES PAYABLE

Notes payable consisted of the following:
December 31, 2007
Notes payable to individuals, unsecured, interest at 10%, due on demand.	$ 23,750
Note payable to a company, unsecured, interest at 24%, due on demand.	7,100
Total notes payable	30,850
Less: current portion	(30,850)
Long’term notes payable	-
Maturities of notes payable are as follows:
Year Ending December 31,	Amount
2008	$ 30,850
Total	$30,850

NOTE 4 -       COMMON AND PREFERRED STOCK TRANSACTIONS

Effective March 11, 2005, the Company issued 10,000,000 shares of its common stock in exchange for the exercise of stock options held by employees and consultants of the Company.  The Company has recorded a stock subscription receivable of $100,000 as payment which has not yet been received.

NOTE 5 -       OPTIONS AND WARRANTS

The Company has adopted FASB Statement 123(R), “Share-Based Payments” (“SFAS No. 123R”) to account for its stock options.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.  The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  No stock options or warrants were granted during 2007.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 -       OPTIONS AND WARRANTS (Continued)

Employee Stock Options

The following tables summarize the information regarding employee stock options at December 31, 2007:

Outstanding at December 31, 2006	16,750,000
Granted	-
Expired	(8,000,000)
Exercised	-
Options outstanding at December 31, 2007	8,750,000
Weighted average exercise price of options outstanding at December 31, 2007	$0.005

Exercise Prices	Number of Options Outstanding December 31, 2007	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number of Options Exercisable at December 31, 2007	Weighted Average Exercise Price

$ 0.005	8,750,000	1.83	$ 0.005	8,750,000	$ 0.005

NOTE 6 -       OPERATING LEASES

The Company leased two (2) different facilities on a month to month basis. Rental expense for the years ended December 31, 2007 and 2006 was $4,576 and $24,470, respectively.

NOTE 7 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2007 of approximately $23,700,000, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2008 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7 -	GOING CONCERN (Continued)

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

NOTE 8 -        RELATED PARTY TRANSACTIONS

From time to time, the Company makes advances to a related company. These advances are short term in nature and due on demand. The balance receivable at December 31, 2007 was $16,394.

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed.  These unreimbursed expenses are disclosed as due to related parties.  The balance due at December 31, 2007 was $166,770.

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

The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 1).  All significant intersegment transactions have been eliminated in the consolidated financial statements.  Financial information as of and for the year ended December 31, 2007 with respect to the reportable segments is as follows:

	Online Services	Sports Event Management	Information Technology Consulting

Cash	$2,531	$2,209	$1,389
Fixed assets, net	-	145	-
Total assets	6,403	18,748	46,447
Total liabilities	2,665,038	28,719	232,983
Revenues	13,184	11,635	-
Cost of goods sold	7,119	4,389	-
Other income (expense)	(114,515)	(3,309)	-
Segment profit (loss) before tax effect and discontinued operations	(260,709)	321	-

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 10 -      DISCONTINUED OPERATIONS

During the year ended December 31, 2007, the Company spun off its wholly owned subsidiary, Secure Networks, Inc.  The Company has accounted for these operations as discontinued.  The following is a summary of the income (loss) from discontinued operations.

	For the Years Ended December 31,
	2007	2006
NET SALES	$42,543	$301,982
COST OF SALES	24,967	208,391
GROSS MARGIN	17,576	21,591
OPERATING EXPENSES
Salaries and consulting	4,967	19,500
Professional fees	5,125	19,276
Selling, general and administrative expenses	4,993	44,599
Total Operating Expenses	15,085	83,375
LOSS FROM OPERATIONS	2,491	(61,784)
OTHER INCOME (EXPENSES)
Interest expense	(3,908)	(18,193)
Gain on settlement of debt	8,108	-
Total Other Income (Expenses)	4,200	(18,193)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	6,691	(79,977)

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A:  CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, to allow for timely decisions regarding required disclosure.

As of December 31, 2007, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:  OTHER INFORMATION

None

PART III

ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year.  The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term.  Thereafter, any director, whether elected or re-elected, will serve a three-year term.  Each of the Company’s eight directorships has been divided  into one of these three classes, with one class containing two directorships and two classes containing three directorships.  John D. Thomas, age 35, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors.  A short summary of Mr. Thomas’ business experience is below.  His term of office will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2008.

John D. Thomas, J.D., age 35, Mr. Thomas has served as corporate counsel for SportsNuts, Inc., since January, 2005.  Mr. Thomas practices law specializing in general corporate law and mergers and acquisitions for his law firm, John D. Thomas P.C.  Since December, 2008, Mr. Thomas has served as a member of the board of directors of Cognigen Networks, Inc. (CGNW.OB),  a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  He has also been general legal counsel for Cancer Therapeutics, Inc., a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities

Exchange Act of 1934, since May, 2004.  Prior to his association with Cancer Therapeutics, Mr. Thomas practiced general corporate law for various clients from May, 2003 until the present and from November 1999 until August 2002.  From September, 2002 until April, 2003 Mr. Thomas practiced law as a litigator for the Law Offices of Kirk A. Cullimore and from September, 2000 until September, 2002 was deputy corporate counsel for LIFE International LLC, an international corporate services firm specializing in estate planning and international corporate law.  Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2007, the Board held no meetings during the fiscal year ended December 31, 2007.

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

For the 2007 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2007, 2006, and 2005 of those persons who were the Company’s Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
John D. Thomas CEO Kenneth Denos Former CEO	2007 2007(1) 2006(2) 2005(3)	$0 $100,000100,000 (1) $100,000100,000 (2) $100,000150,000 (3)	$0 $0 0 $0 0 $0 0	$0 $0 0 $0 8,000,000 $0 8,000,000	$0 $0 0 $0 0 $0 0

(1) Represents $100,000 in earned but unpaid salary during 2007.
(2) Represents $100,000 in earned but unpaid salary during 2006.
(3) Represents $100,000 in earned but unpaid salary during 2005.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

			Number of Unexercised Options at December 31, 2007	Value of Unexercised In-the-Money Options at December 31, 2007(1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Kenneth Denos	0	0	1,000,000/0	0/0
Kenneth Denos	0	0	9,000,000/0	0/0

(1)  Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2007 of $0.00269.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock (par value $0.002 per share) as of March 31, 2008 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2007, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2007 as a group.  As of such date, the Company had 121,321,086 shares of Common Stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10757 South, River Front Parkway, South Jordan, Utah 84095.

	Common Stock
Directors, Executive Officers, 5% Stockholders	Number	Percent of Class(1)
John D. Thomas Kenneth Denos(3)	0 24,467,953	0% 20.17%
Prestbury Investment Holdings Limited(4)	25,000,000	20.6%
Nigel Wray(5)	25,000,000	20.6%
Nicholas Leslau(6)	25,000,000	20.6%
Gardner Management, Inc. Profit Sharing Plan and Trust(7)	19,026,607	15.68%
Moore, Clayton & Co., Inc.(8)	14,667,953	12.09%
Todd Shell(9)	7,500,000	6.18%
All directors and officers as a group (1 person)	0	0%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 121,321,086 shares of Common Stock outstanding as of March 31, 2007, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Chief Executive Officer, Secretary and Director of the Company.

(3) Former Chief Executive Officer, Secretary, and Director of the Company.  Includes 800,000 shares of Common Stock held directly by Mr. Denos and 9,000,000 shares of Common Stock issuable upon exercise of options held by Mr. Denos that are currently exercisable or will become exercisable within 60 days.  Because Mr. Denos is a member of the Board of Directors of Moore, Clayton & Co., Inc. (“MCC”), this number also includes 1,071,429 shares held directly by MCC, and certain promissory notes held by MCC that are currently convertible into 13,596,524 shares of Common Stock.

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

(c) Possible Change of Control.

To reduce the Company’s debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2008, depending upon the agreement of various creditors of the Company.  These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years.  Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company’s larger creditors.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2000-2008 and up to the date of this filing, Kenneth I. Denos, the Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos.  These loans, aggregating $67,000, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

Since May 2000, Kenneth I. Denos, the Company’s Former Chief Executive Officer, has not been paid a salary for his services, although his salary payment obligation has been accrued on the books of the Company.  As of December 31, 2007, such accrued payroll liability and related expenses totaled $909,868.  Accordingly, the Company may seek to convert some or all of Mr. Denos’ payroll liability into stock of the Company, the result of which could be the issuance of a substantial number of shares of Common Stock and substantial dilution to current stockholders.

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

No reports on Form 8-K were filed during the quarter ended December 31, 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and 2005, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2007	2006

Audit Fees(1)	7,325	$7,849
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	______0______	______0______

Total Accounting Fees and Services	$7,325	$7,849

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for BMC in 2006 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2006. The amounts shown for BMC in 2007 relate to (i) the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in the Company’s filings on Form 10-QSB for the first, second and third quarters of 2007.

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

SPORTSNUTS, INC.

Dated March 31, 2008	By:	/s/ John D. Thomas
John D. Thomas
Chief Executive Officer