Form 10-Q
period 2008-06-30
SPORTSNUTS  INC
filed 2008-08-14
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                   Accelerated Filer [  ]                                           Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 14, 2008, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2008.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

ASSETS
	June 30,	December 31,
	2008	2007

CURRENT ASSETS

Cash and cash equivalents	$5,915	$ 4,740
Accounts receivable, net	770	3,872
Advances due from related party	15,313	16,394

Total Current Assets	21,998	25,006

PROPERTY AND EQUIPMENT - NET	-	145

TOTAL ASSETS	$21,998	$ 25,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$10,918	$ 13,020
Due to related parties	165,723	166,770
Accrued expenses	1,952,151	1,829,092
Line of credit payable	26,202	27,709
Notes payable - related parties	664,966	657,166

Total Current Liabilities	2,819,960	2,693,757

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350	243,350
Additional paid-in capital	20,758,308	20,758,308
Stock subscriptions receivable	(161,750)	(161,750)
Accumulated deficit	(23,637,870)	(23,508,514)

Total Stockholders' Deficit	(2,797,962)	(2,668,606)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,998	$ 25,151

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET SALES	$2,857	$3,489	$2,857	$4,035

COST OF SALES	1,550	1,940	1,550	1,940

GROSS MARGIN	1,307	1,549	1,307	2,095

OPERATING EXPENSES

Salaries and consulting	32,295	32,296	64,590	64,590
Professional fees	1,045	3,500	6,065	6,345
Selling, general and administrative	783	4,171	1,714	8,738

Total Operating Expenses	34,123	39,967	72,369	79,673

LOSS FROM OPERATIONS	(32,816)	(38,418)	(71,062)	(77,578)

OTHER INCOME (EXPENSES)

Interest expense	(29,368)	(29,130)	(58,956)	(58,469)
Interest income	2	4	2	7
Other income	330	337	660	667

Total Other Income (Expenses)	(29,036)	(28,789)	(58,294)	(57,795)

LOSS BEFORE INCOME TAXES	(61,852)	(67,207)	(129,356)	(135,373)

INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(61,852)	(67,207)	(129,356)	(135,373)

DISCONTINUED OPERATIONS
Income from subsidiary
discontinued due to spin off	-	-	-	6,691

NET LOSS	$(61,852)	$(67,207)	$(129,356)	$(128,682)

BASIC AND DILUTED:
Net loss per common share from
continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854	121,674,854	121,674,854

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(129,356)	$(128,682)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	145	574
Changes in operating assets and liabilities:
Accounts receivable	3,102	(593)
Advances due from related party	1,081	(4,000)
Other current assets	-	(2,385)
Accounts payable and accrued expenses	120,957	118,477
Due to related parties	(1,047)	5,235

Net Cash Used by Operating Activities	(5,118)	(11,374)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	(1,507)	4,892
Proceeds from notes payable - related parties	7,800	5,115

Net Cash Provided by Financing Activities	$6,293	$10,007

NET DECREASE IN CASH AND CASH EQUIVALENTS	$1,175	$(1,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,740	13,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,915	$11,967

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,530	$2,308
Income taxes	$-	$-

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10KSB filed on March 31, 2008.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company has an accumulated deficit of approximately $23,500,000 from inception of the Company through December 31, 2007.  The Company’s stockholders’ deficit at June 30, 2008 was $2,797,962 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended June 30, 2008 and 2007.

Revenues.  The Company generated net revenues of $2,857 during the three months ended June 30, 2008, compared to $3,489 in net revenues during the second quarter of 2007.  For the six months ended June 30, 2008, net revenues were $2,857, a 29% decrease compared to $4,035 in net revenues during the first six months of 2007.  Following the spin-off of Secure Networks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto.  Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 126-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the three months ended June 30, 2008 were $1,550 compared to $1,940 during the second quarter of 2007.  For the six months ended June 30, 2008, cost of sales were $1,550, a 20% decrease compared to $1,940 during the first six months of 2007.  This decrease correlates to the decrease in revenues.  In the future, costs of sales will consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended June 30, 2008 were $32,295, compared to $32,296 during the second quarter of 2007.  For the six months ended June 30, 2008 and 2007, salaries and consulting expenses were $64,590 for each period.  The Company anticipates salaries and consulting expenses to remain about the same levels in the future unless increased business warrants the hiring of more personnel.

Professional Fees.  Professional fees for the three months ended June 30, 2008 were $1,045, compared to $3,500 during the second quarter of 2007.  For the six months ended June 30, 2008, professional fees were $6,065, a 4% decrease compared to $6,345 during the first six months of 2007.  The Company anticipates that professional fees will decrease as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2008 were $783, compared to $4,171 during the second quarter of 2007.  For the six months ended June 30, 2008, selling, general and administrative expenses were $1,714, a 80% decrease compared to $8,738 during the first six months of 2007. The Company anticipates that selling, general and administrative expenses will continue to decrease due to the move into a new office and the sharing of the rent and overhead expenses with other entities.

Other Income (Expense).  The Company had net other expenses of $29,036 for the three months ended June 30, 2008 compared to net other expenses of $28,789 during the second quarter of 2007.  For the six months ended June 30, 2008, net other expenses totaled $58,294 compared to $57,795 during the first six months of 2007.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Discontinued Operations.  The Company has recorded the spin-off of Secure Netwerks as discontinued operations.  The spin off was effective March 1, 2007 and the income from the discontinued operations was $6,691 for the first six months of 2007.  There were no discontinued operations recorded for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2008, the Company’s primary source of liquidity consisted of $5,915 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2008 of $2,797,962 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2008 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Likely Change of Control.  Because the amount of liabilities of the Company exceeds its present market capitalization, the conversion of certain of these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company’s former Chief Executive Officer, who is owed as at June 30, 2008 an aggregate of $1,013,621 in loans, unpaid salary, and unpaid expenses undertaken on behalf of the Company.

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

Securities Eligible for Public Trading. Of the 121,674,854 shares of the Company’s Common Stock outstanding at June 30, 2008, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of June 30, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

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

SPORTSNUTS, INC.
Date: August 14, 2008	BY: /S/ John D. Thomas
John D. Thomas
Chief Executive Officer