Form 10-K
period 2008-12-31
SPORTSNUTS  INC
filed 2009-03-31
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities ActYes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes [ ] No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]    Accelerated Filer [  ]     Non-Accelerated Filer [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 30, 2009, was approximately $231,000.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 24, 2009, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-KSB, IN PARTICULAR “ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “ITEM 1. BUSINESS,” INCLUDE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE STATEMENTS REPRESENT THE COMPANY’S EXPECTATIONS OR BELIEFS CONCERNING, AMONG OTHER THINGS, FUTURE REVENUE, EARNINGS, AND OTHER FINANCIAL RESULTS, PROPOSED ACQUISITIONS AND NEW PRODUCTS, ENTRY INTO NEW MARKETS, FUTURE OPERATIONS AND OPERATING RESULTS, FUTURE BUSINESS AND MARKET OPPORTUNITIES.  THE COMPANY WISHES TO CAUTION AND ADVISE READERS THAT THESE STATEMENTS INVOLVE RISK AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS AND BELIEFS CONTAINED HEREIN.  FOR A SUMMARY OF CERTAIN RISKS RELATED TO THE COMPANY’S BUSINESS, SEE “RISK FACTORS.” UNDER “ITEM 1A.”

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

BUSINESS FOCUS

The Company targets organized sports events with various marketing and technology services to increase consumer satisfaction, athlete participation, corporate involvement, and purchasing opportunities.  The Company also seeks to create increased awareness of participating events within surrounding communities.  Through it’s Internet properties, the Company provides online event registration, merchandise sales, event website hosting, and the issuance of targeted e-mails to sports participants who have requested information about upcoming sporting events.  Event administrators can access and download customizable reports on their events, requesting a full financial breakdown or simply creating a report that displays the name and t-shirt size of each participant.

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

INTELLECTUAL PROPERTY

The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”  Given the lack of resources available to the Company during 2008, the Company has not pursued any trademark applications for its name and brand.

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

EMPLOYEES

As of March 20, 2009, the Company employed five persons on a part-time basis.  The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.

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

ITEM 1A: RISK FACTORS

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

Company Not Currently Profitable.  The Company was organized on July 12, 1996.  Since the date of its inception, the Company has incurred substantial losses and has not yet generated a profit.  There is no assurance that the Company will ever become profitable.Risk of Computer System Failure.  The success of the Company is substantially dependent upon its ability to deliver high quality, uninterrupted access to its technology applications, which requires that the Company protect its computer hardware and software systems and the data and information stored in connection therewith.  The Company’s systems are vulnerable to damage by fire, water (principally from overhead sprinkler systems that may be triggered by fire or excessive heat within the building in which the Company and other co-tenants operate), natural disaster, power loss, telecommunications failures, unauthorized intrusion, and other catastrophic events.  Any substantial interruption in the Company’s systems would have a material adverse effect on the Company’s business, operating results, and financial condition.  In addition, the Company’s systems may be vulnerable to computer viruses, physical or electronic break-ins, sabotage, or other problems caused by third parties which could lead to interruptions, delays, loss of data, or cessation in service to persons desiring to access the Company’s Internet properties.  The occurrence of any of these risks could have a material adverse effect upon the Company’s business, results of operations, and financial condition.

Electronic Data Transmission Security Risks.  A significant barrier to the electronic transmission of confidential data over the Internet is the perception that such data may not be secure.  The Company relies upon encryption and authentication technology to provide the security necessary to effect secure transmissions of confidential information.  There can be no assurance that advances in decryption technology, computer espionage, and other developments will not result in a breach or compromise of the algorithms used by the Company to protect transaction data of persons accessing the Company’s internet properties and internet properties of the Company’s clients, and therefore lead to the misappropriation of such data by third parties.  Any such breach, compromise, or misappropriation could damage the Company’s reputation and expose the Company to a risk of loss or litigation and possible liability, and could have a material adverse effect upon the Company’s business, results of operations, or financial condition.No Proprietary Protection for Technology.  The Company’s online registration system, statistical information system, and the league management system are not protected by any copyright or patent, and the Company does not anticipate filing an application with the United States Patent and Trademark Office (“USPTO”) or the United States Copyright Office for protection of these systems.  Although the Company believes that copyright and patent protection for these systems is either cost prohibitive or unnecessary, it may be wrong.  If the Company is wrong, it could face unexpected expenses pursuing, defending, or otherwise becoming involved in a copyright or patent dispute, any of which could have a material adverse effect upon the Company’s business, results of operations, and financial condition.

Uncertain Protection of Trade Names and Related Intangible Assets.   The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”    Given the lack of financial resources available to the Company during 2008, the Company has not pursued trademark applications of its name and brand.  Consequently, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs.  Additionally, if the Company were required to change its name, it could lose all goodwill associated with the “SportsNuts” mark.  In addition, future products and services offered by the Company may need to be marketed under different names if the mark “SportsNuts” causes confusion with another trade name being used by another company.  The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute.   If any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages.  In the event a third party were to sustain a valid claim against the Company, and in the event a required license were not available on commercially reasonable terms, the Company’s financial operations and results of operations could be materially adversely affected.  Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

Investment Risks

Speculative Investment.  The shares of the Company’s common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit.  If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

Likely Change of Control.  During 2009, it is likely that the Company may offer certain of its creditors the right to convert their debts into common stock of the Company based upon the current trading price of the Company’s Common Stock.  The conversion of even a portion of these debts will result in a change of control in favor of such creditors.  Such creditors will likely also include Kenneth Denos, the Company’s former Chief Executive Officer.

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

 ITEM 2:  DESCRIPTION OF PROPERTY

The Company’s executive offices are located in a 5,500 square foot facility in south Salt Lake County, Utah, twenty minutes from the Salt Lake City International Airport and adjacent to Interstate 15.  The Company subleases this facility from an entity controlled by Kenneth Denos, the Company’s former Chief Executive Officer.  Base rent for use of this facility is $500.00 per month, on a month-to-month lease.

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

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SPCI.”  The Company’s stock has been traded on the Bulletin Board since approximately January, 1997.  As of March 20, 2009, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2008:

	High	Low
Fourth Quarter 2008	$0.00181	$0.001
Third Quarter 2008	$0.00187	$0.00112
Second Quarter 2008	$0.00363	$0.0015
First Quarter 2008	$0.0045	$0.00263

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2007:

	High	Low
Fourth Quarter 2007	$0.00487	$0.0025
Third Quarter 2007	$0.006	$0.003
Second Quarter 2007	$0.00637	$0.003387
First Quarter 2007	$0.01487	$0.00231

(2)	Holders.

As of March 20, 2009, the Company had approximately 365 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(b) Recent Sales of Unregistered Securities.

As of December 31, 2008, the Company had outstanding -0- common stock purchase options granted to various officers, directors, employees, and service providers of the Company pursuant to the Company’s 2000 Stock Option Plan (“Plan”).  The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

During 2000-2005 and continuing into 2008, Kenneth Denos, the Company’s former Chief Executive Officer, made various cash loans to the Company totaling $68,500 in the aggregate.  These loans are represented by unsecured promissory notes of the Company and bear interest at the rate of ten percent (10%) per annum.

During 2000-2005 and continuing into 2008, the Company has accrued payroll and other expenses owed to Kenneth Denos, the Company’s former Chief Executive Officer, totaling $969,868 in the aggregate.  These accruals are unsecured obligations of the Company.  Interest has accrued on the unpaid expenses commencing January 1, 2006 at the rate of twelve percent (12%) per annum.

ITEM 6:  SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide this information.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company previously provided computer hardware and related software sales through Secure Netwerks, Inc., the Company’s wholly-owned subsidiary (“Secure Networks”).  On March 1, 2007, Secure Netwerks was spun off, on a pro-rata basis, to the shareholders of SportsNuts.  The spin-off is described in a report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 19, 2007.

The Company’s principal sources of revenues during 2008 were (i) online services targeted to sports organizations and their members, (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events, and (iii) computer hardware sales.  The ability to generate revenues during the year 2007 and beyond depends substantially upon the revenues relating to the Company’s amateur sports business, as the Company spun-off Secure Networks on March 1, 2007.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2008 and 2007.

Revenues.  The Company generated net revenues of $30,738 during the year ended December 31, 2008, which represents a 24% increase compared to $24,819 in net revenues during the year 2007.  The increase is the result of increased participation in events in which the company manages and also handles online registrations.  Following the spin-off of Secure Netwerks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto.  Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 126-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the year ended December 31, 2008 were $12,626, a 10% increase from $11,508 during the year 2007.  This increase correlates with the increase in revenues.  Cost of sales were 41% of revenues in 2008 compared to 46% in 2007.  The Company anticipates that cost of sales will decrease in the future as a result of the spin-off of Secure Netwerks, Inc.  Other costs of sales consisted of online registration services, sports event management and promotional services, and sales commissions paid in connection with hardware sales and leases.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the year ended December 31, 2008 were $136,220, a 1% increase from $134,935 during the year 2007.  No major change was expected in salaries and consulting and management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.

Professional Fees.  Professional fees for the year ended December 31, 2008 were $7,715, a 6% decrease from $8,170 during 2007.  No major change was expected in professional fees as the Company will continue to have audits and reviews of the financial statements.  Contributing to professional fees in 2007 was the legal and accounting fees associated with the spin-off of Secure Netwerks.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4,713 for the year ended December 31, 2008, as compared to $12,770 during 2007, a decrease of 63%.  The decrease is due to the company no longer covering certain benefits of employees such as health insurance.

Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Other Income (Expense).  The Company had net other expense of $117,569 for the year ended December 31, 2008 compared to net other expense of $117,824 during 2007.  The expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and short term loans.

Liquidity and Capital Resources

As of December 31, 2008, the Company’s primary source of liquidity consisted of $1,034 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2008 of $23,949,846 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company generated a net loss for the year ended December 31, 2008 of $248,105 compared to a net loss in 2007 of $253,697.  The Company anticipates a net loss for the year ended December 31, 2009 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SportsNuts, Inc.
South Jordan, Utah

We have audited the accompanying balance sheet of SportsNuts, Inc. as of December 31, 2008 and the related statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsNuts, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has negative working capital, negative cash flows from operations and recurring operating losses which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
March 28, 2009

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

Bouwhuis, Morrill & Company, LLC
Layton, Utah
March 24, 2008

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007

CURRENT ASSETS

Cash and cash equivalents	$1,034	$4,740
Accounts receivable, net	1,430	3,872
Advances due from related party	25,303	16,394

Total Current Assets	27,767	25,006

PROPERTY AND EQUIPMENT - NET	-	145

TOTAL ASSETS	$27,767	$25,151

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,591	$13,020
Due to related parties	167,555	166,770
Accrued expenses	2,068,263	1,829,092
Line of credit payable	32,903	27,709
Notes payable - related parties	667,166	657,166

Total Current Liabilities	2,944,478	2,693,757

TOTAL LIABILITIES	2,944,478	2,693,757

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350	243,350
Additional paid-in capital	20,789,785	20,951,535
Stock subscriptions receivable	-	(161,750)
Accumulated deficit	(23,949,846)	(23,701,741)

Total Stockholders' Deficit	(2,916,711)	(2,668,606)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,767	$25,151

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

NET SALES	$30,738	$24,819

COST OF SALES	12,626	11,508

GROSS MARGIN	18,112	13,311

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Salaries and consulting	136,220	134,935
Professional fees	7,715	8,170
Selling, general and administrative	4,713	12,770

Total Selling, General and Administrative Expenses	148,648	155,875

LOSS FROM OPERATIONS	(130,536)	(142,564)

OTHER INCOME (EXPENSES)

Interest expense	(118,895)	(119,164)
Interest income	6	13
Other income	1,320	1,327

Total Other Income (Expenses)	(117,569)	(117,824)

LOSS BEFORE INCOME TAXES	(248,105)	(260,388)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(248,105)	(260,388)

DISCONTINUED OPERATIONS
Income from subsidiary
discontinued due to spin off	-	6,691

NET LOSS	$(248,105)	$(253,697)

BASIC AND DILUTED:
Net loss per common share from
continuing operations	$(0.00)	$(0.00)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2007 through December 31, 2008

			Additional	Stock		Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, January 1, 2007	121,674,854	$243,350	$20,764,999	$(161,750)	$(23,448,044)	$(2,601,445)

Spin-off of Secure Netwerks	-	-	186,536	-	-	186,536

Net loss for year ended
December 31, 2007	-	-	-	-	(253,697)	(253,697)

Balance, December 31, 2007	121,674,854	243,350	20,951,535	(161,750)	(23,701,741)	(2,668,606)

Write off subscriptions receivable against
additional paid in capital	-	-	(161,750)	161,750	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	(248,105)	(248,105)

Balance, December 31, 2008	121,674,854	$243,350	$20,789,785	$-	$(23,949,846)	$(2,916,711)

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(248,105)	$(253,697)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	145	993
Changes in operating assets and liabilities:
Accounts receivable	2,442	(3,798)
Advances due from related party	(8,909)	(9,445)
Other current assets	-	(2,148)
Accounts payable and accrued expenses	234,742	237,243
Due to related parties	785	6,647

Net Cash Used by Operating Activities	(18,900)	(24,205)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in line of credit payable	5,194	8,996
Proceeds from notes payable - related parties	10,000	6,615

Net Cash Provided by Financing Activities	$15,194	$15,611

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(3,706)	$(8,594)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,740	13,334

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,034	$4,740

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$3,309	$5,413
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Depreciation expense for the years ended December 31, 2008 and 2007 was $145 and $993, respectively.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2008 and 2007.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

f.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2008 and 2007, sales are recorded net of the allowance for returns and discounts of $-0-.

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

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company.  Advertising expense for the years ended December 31, 2008 and 2007 was $1,232 and $1,754, respectively.

i.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2008	2007
Basic and fully diluted net loss per share:

Loss (numerator)	$(248,105)	$(253,697)
Shares (denominator)	121,674,854	121,674,854
Per share amount	$(0.00)	$(0.00)

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Common shares to be issued from preferred stock, warrants, and options are not included in the computation because they would have an antidilutive effect on the net loss per common share.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Provision for Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, using the liability method.  The estimated future tax effect of differences between the basis in assets and liabilities for tax and accounting purposes is accounted for as deferred taxes.  In accordance with the provisions of SFAS No. 109, a valuation allowance would be established to reduce deferred tax assets if it were more likely than not that all or some portion, of such deferred tax assets would not be realized.  A full allowance against deferred tax assets was provided as of December 31, 2008 and 2007.

At December 31, 2008 the Company had net operating loss carryforwards of approximately $9,340,000 that may be offset against future taxable income through 2028.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$8,143,000	$8,059,000
Valuation allowance	(8,143,000)	(8,059,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	84,000	87,000
Valuation allowance	(84,000)	(87,000)
	$-	$-

k.	Stock Options and Warrants

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123 (R) supercedes Accounting Principles Board opinion (APB) No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.	Line of Credit

The company has one line of credit outstanding at December 31, 2008. Following are the details of the line of credit:

Line of credit is due on demand.
Available credit line	$34,000
Interest rate	8%
Balance outstanding at December 31, 2008	$32,902
Balance outstanding at December 31, 2007	$27,709

Accrued interest at December 31, 2008 and 2007 was $-0-.

m.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no material affect on the consolidated financial statements.

n.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2008	2007

Accrued compensation	$1,362,779	$1,233,599
Accrued interest	705,484	595,493
Total accrued expenses	$2,068,263	$1,829,092

o.         Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are currently evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.       Recent Accounting Pronouncements (Continued)

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years; early adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161), which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS 162 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS 163). SFAS 163 clarifies how SFAS No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.       Recent Accounting Pronouncements (Continued)

to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The adoption of SFAS 163 is not expected to have a material impact on our financial position, results of operations or cash flows.

p.       Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000.  The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2008 and 2007.

q.	Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company.  SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  The following methods and assumptions were used to estimate fair value:

The carrying amount of cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value due to their short-term nature.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 2-     NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following:
	December 31, 2008	December 31, 2007
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $.10 per share.	$450,000	$450,000
Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	20,000	20,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand.	175,666	165,666
Notes payable to a related individual, unsecured, interest at 13%, due on demand.	21,500	21,500
Total notes payable - related parties	667,166	657,166
Less: current portion	(667,166)	(657,166)
Long-term notes payable - related parties	$-	$-
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2009		$667,166
Total		$667,166

Accrued interest on notes payable for the years ended December 31, 2008 and 2007 was $646,264 and $550,766, respectively.

NOTE 3 -   COMMON AND PREFERRED STOCK TRANSACTIONS

Effective March 11, 2005, the Company issued 10,000,000 shares of its common stock in exchange for the exercise of stock options held by employees and consultants of the Company.  The Company originally recorded a stock subscriptions receivable of $161,750.  During the year ended December 31, 2008, the Company wrote off the subscriptions receivable against additional paid in capital.

NOTE 4 -   OPTIONS AND WARRANTS

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

NOTE 4 -	OPTIONS AND WARRANTS (Continued)

options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  No stock options or warrants were granted during 2008.  At December 31, 2008 all options had been cancelled.

Employee Stock Options

The following tables summarize the information regarding employee stock options at December 31, 2007:

Outstanding at December 31, 2006	16,750,000
Granted	-
Expired	(8,000,000)
Exercised	-
Options outstanding at December 31, 2007	8,750,000

The following tables summarize the information regarding employee stock options at December 31, 2008:

Outstanding at December 31, 2007	8,750,000
Granted	-
Expired	(8,750,000)
Exercised	-
Options outstanding at December 31, 2008	-

NOTE 5 -	OPERATING LEASES

The Company leased a storage unit on a month to month basis. Rental expense for the years ended December 31, 2008 and 2007 was $1,404 and $1,376, respectively.

NOTE 6 -	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2008 of approximately $23,950,000, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2009 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 -    GOING CONCERN (Continued)

compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 7 -   RELATED PARTY TRANSACTIONS

From time to time, the Company makes advances to a related company which has common management.  These advances are short term in nature and due on demand.  The Company made advances of $54,787 and $20,800, and received payments on these advances of $45,879 and $11,354, during the years ended December 31, 2008 and 2007, respectively.  The balance receivable at December 31, 2008 and 2007 was $25,303 and $16,394, respectively.  These advances are not loaned to any officer or director of the Company.

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed.  These unreimbursed expenses are disclosed as due to related parties.  The amount of unreimbursed expenses incurred were $894 and $6,647 during the years ended December 31, 2008 and 2007, respectively.  The balance due at December 31, 2008 and 2007 was $167,555 and $166,770, respectively.  Accrued interest on these amounts was $59,030 and 38,942 for the years ended December 31, 2008 and 2007, respectively.

NOTE 8 -   SEGMENT REPORTING

SportsNuts, Inc.’s reportable segments are business units that offer different products and services.  The Company has two reportable business segments: online services and sports event management.  The online services segment provides internet team and league management for amateur sports organizations and online registrations for sporting events.  The sports event management segment creates, promotes and manages sporting events.

The policies applied to determine the segment information are the same as those described in the summary of significant accounting policies (Note 1).  All significant intersegment transactions have been eliminated in the consolidated financial statements.  Financial information as of and for the year ended December 31, 2008 and 2007 with respect to the reportable segments is as follows:

	December 31, 2008		December 31, 2007
	Online Services	Sports Event Management	Online Services	Sports Event Management

Cash	$676	$358	$2,531	$2,209
Total assets	2,106	25,661	6,403	18,748
Total liabilities	2,911,575	32,903	2,665,038	28,719
Revenues	4,261	26,477	3,335	21,484
Cost of goods sold	583	12,043	1,134	10,374
Other income (expense)	(114,653)	(2,916)	(114,515)	(2,916)
Segment profit (loss) before tax effect and discontinued operations	(250,834)	2,729	(260,709)	321

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 9 - DISCONTINUED OPERATIONS

During the year ended December 31, 2007, the Company spun off its wholly owned subsidiary, Secure Netwerks, Inc.  The Company has accounted for these operations as discontinued.  The following is a summary of the income (loss) from discontinued operations.

For the Year Ended December 31, 2007

NET SALES	$42,543
COST OF SALES	24,967
GROSS MARGIN	17,576
OPERATING EXPENSES
Salaries and consulting	4,967
Professional fees	5,125
Selling, general and administrative expenses	4,993
Total Operating Expenses	15,085
LOSS FROM OPERATIONS	2,491
OTHER INCOME (EXPENSES)
Interest expense	(3,908)
Gain on settlement of debt	8,108
Total Other Income (Expenses)	4,200
INCOME FROM DISCONTINUED OPERATIONS	6,691

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A:  CONTROLS AND PROCEDURES

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

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B: OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year.  The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term.  Thereafter, any director, whether elected or re-elected, will serve a three-year term.  Each of the Company’s eight directorships has been divided  into one of these three classes, with one class containing two directorships and two classes containing three directorships.  John D. Thomas, age 36, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors.  A short summary of Mr. Thomas’ business experience is below.  His term of office will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2008.

John D. Thomas, J.D., age 36, Mr. Thomas has served as corporate counsel for SportsNuts, Inc., since January, 2005.  Mr. Thomas practices law specializing in general corporate law and mergers and acquisitions for his law firm, John D. Thomas P.C.  Since December, 2008, Mr. Thomas has served as a member of the board of directors of Bayhill Capital, Inc. (BYHL.OB),  a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  He has also been general legal counsel for Cancer Therapeutics, Inc., a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, since May, 2004.  Prior to his association with Cancer Therapeutics, Mr. Thomas practiced general corporate law for various clients from May, 2003 until the present and from November 1999 until August 2002.  Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2008, the Board held no formal meetings during the fiscal year ended December 31, 2008.

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

ITEM 11:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2008, 2007, and 2006 of those persons who were the Company’s Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
John D. Thomas	2008	$0	$0	$0	$0
CEO	2007	$0	$0	$0	$0
Kenneth Denos	2007(1)	$100,000	$0	$0	$0
Former CEO	2006(2)	$100,000	$0	$0	$0
(1) Represents $100,000 in earned but unpaid salary during 2007.
(2) Represents $100,000 in earned but unpaid salary during 2006.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

			Number of Unexercised Options at December 31, 2008	Value of Unexercised In-the-Money Options at December 31, 2008(1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Kenneth Denos	0	0	1,000,000/0	0/0
Kenneth Denos	0	0	9,000,000/0	0/0

(1)  Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2008 of $0.00131.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock (par value $0.002 per share) as of March 23, 2009 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2008, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2008 as a group.  As of such date, the Company had 121,321,086 shares of Common Stock outstanding.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 10757 South, River Front Parkway, South Jordan, Utah 84095.

	Common Stock
Directors, Executive Officers, 5% Stockholders	Number	Percent of Class(1)
John D. Thomas(2) Kenneth Denos(3)	0 24,467,953	0% 20.17%
Prestbury Investment Holdings Limited(4)	25,000,000	20.6%
Nigel Wray(5)	25,000,000	20.6%
Nicholas Leslau(6)	25,000,000	20.6%
Gardner Management, Inc. Profit Sharing Plan and Trust(7)	19,026,607	15.68%
Moore, Clayton & Co., Inc.(8)	14,667,953	12.09%
Todd Shell(9)	7,500,000	6.18%
All directors and officers as a group (1 person)	0	0%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 121,321,086 shares of Common Stock outstanding as of March 31, 2008, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

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

(c) Possible Change of Control.

To reduce the Company’s debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2009, depending upon the agreement of various creditors of the Company.  These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years.  Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company’s larger creditors.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2000-2008 and up to the date of this filing, Kenneth I. Denos, the former Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos.  These loans, aggregating $68,500, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

Since May 2000, Kenneth I. Denos, the Company’s Former Chief Executive Officer, has not been paid a salary for his services, although his salary payment obligation has been accrued on the books of the Company.  As of December 31, 2008, such accrued payroll liability and related expenses totaled $803,098.  Accordingly, the Company may seek to convert some or all of Mr. Denos’ payroll liability into stock of the Company, the result of which could be the issuance of a substantial number of shares of Common Stock and substantial dilution to current stockholders.

Commencing May 1, 2006, the Company became a subtenant of Acadia Properties, Inc., an entity controlled by Kenneth I. Denos, the Company’s Chief Executive Officer.  Acadia Properties will charge the Company $500 per month for use of its facilities, telephones, and limited use of office supplies.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Change in Auditors

On or about January 1, 2009, we were notified that effective January 1, 2009, the audit partner of Bouwhuis, Morrill & Company, LLC (“BMC”) our auditors, joined Chisholm, Bierwolf & Nilson, LLC (“CBN”) which became Chisholm, Bierwolf, Nilson & Morrill, LLC (“CBNM”).  As a result, BMC resigned as our independent registered public accounting firm and CBNM was formally engaged as our new independent registered public accounting firm. The decision to retain CBNM as our certifying public accountant was authorized and approved by our board of directors.

During the period from the engagement of the former auditors through the date of the resignation of the former auditors, including the registrant’s most recent fiscal year and the subsequent interim period, there were no disagreements with the former auditors,  whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The reports of BMC did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Bouwhuis, Morrill & Company, LLC, our current independent auditor, (“BMC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and 2007, and all fees billed for other services rendered by BMC during those periods.

Year Ended December 31	2008	2007

Audit Fees(1)	7,100	7,325
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	0	0

Total Accounting Fees and Services	$7,100	$7,325

  (1) Audit Fees. These are fees for professional services for the audit of the Company’s annual financial statements, and for the review of the financial statements included in the Company’s filings on Form 10-K, and for services that are normally provided in connection with statutory and regulatory filings or engagements. The amounts shown for BMC in 2007 relate to the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2007. The amounts shown for BMC in 2008 relate to the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008.

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

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as a Part of this Report

(1)	Financial Statements

See “Item 8 - Financial Statements Required by Form 10-K .”

(2)	Financial Statement Schedules

The following Financial Statement Schedules of the Company and its subsidiaries, together with the report of Bouwhuis Morrill & Company, LLC, the Company’s independent registered public accounting firm, thereon are filed as part of this Report on Form 10-K as listed below and should be read in conjunction with the consolidated financial statements of the Company:

Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Accountants, on Financial Statement Schedules for 2008.

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules fpr 2007.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2008.

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

SPORTSNUTS, INC.

Dated March 31, 2009	By:	/s/ John D. Thomas
John D. Thomas
Chief Executive Officer