Form 10-Q
period 2009-03-31
SPORTSNUTS  INC
filed 2009-05-14
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 11, 2009, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2009.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,685	$1,034
Accounts receivable, net	1,760	1,430
Advances due from related party	1,362	25,303

Total Current Assets	5,807	27,767

PROPERTY AND EQUIPMENT - NET	-	-

TOTAL ASSETS	$5,807	$27,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$15,619	$8,591
Due to related parties	167,555	167,555
Accrued expenses	2,129,166	2,068,263
Line of credit payable	9,518	32,903
Notes payable - related parties	668,666	667,166

Total Current Liabilities	2,990,524	2,944,478

TOTAL LIABILITIES	2,990,524	2,944,478

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350	243,350
Additional paid-in capital	20,789,785	20,789,785
Accumulated deficit	(24,017,852)	(23,949,846)

Total Stockholders' Deficit	(2,984,717)	(2,916,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,807	$27,767

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

NET SALES	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Salaries and consulting	32,295	32,295
Professional fees	6,457	5,020
Selling, general and administrative	415	931

Total Selling, General and Administrative Expenses	39,167	38,246

LOSS FROM OPERATIONS	(39,167)	(38,246)

OTHER INCOME (EXPENSES)

Interest expense	(29,169)	(29,588)
Other income	330	330

Total Other Income (Expenses)	(28,839)	(29,258)

LOSS BEFORE INCOME TAXES	(68,006)	(67,504)

INCOME TAX EXPENSE	-	-

NET LOSS	$(68,006)	$(67,504)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(68,006)	$(67,504)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	-	145
Changes in operating assets and liabilities:
Accounts receivable	(330)	3,432
Advances due from related party	23,941	(1,906)
Accounts payable and accrued expenses	67,931	53,607
Due to related parties	-	213

Net Cash Provided (Used) by Operating Activities	23,536	(12,013)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	556	3,716
Payments on line of credit	(23,941)	(2,723)
Proceeds from notes payable - related parties	1,500	7,000

Net Cash Provided (Used) by Financing Activities	$(21,885)	$7,993

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,651	$(4,020)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,034	4,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,685	$720

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$561	$949
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on March 31, 2009.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company has an accumulated deficit of approximately $23,900,000 from inception of the Company through December 31, 2008.  The Company’s stockholders’ deficit at March 31, 2009 was $2,984,717 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended March 31, 2009 and 2008.

Revenues.  The Company generated net revenues of $-0- during the three months ended March 31, 2009 and 2008.  There is typically very little activity during the first quarter of the year with regards to event management and online registrations.  Following the spin-off of Secure Networks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the three months ended March 31, 2009 and 2008 were $-0-.  Zero cost of sales correlates to the zero revenues during the first quarters of 2009 and 2008.  In the future, costs of sales will consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended March 31, 2009 and 2008 were $32,295.  These amounts consist of the accruals of salaries and related payroll taxes.  No salaries or consulting expenses were actually paid during the first quarter of 2009 and 2008.  The Company anticipates salaries and consulting expenses to remain about the same levels in the future unless increased business warrants the hiring of more personnel.

Professional Fees.  Professional fees for the three months ended March 31, 2009 were $6,457, compared to $5,020 during the first quarter of 2008.  Professional fees for the first quarter consist mainly of the fees incurred for the audit of the Company’s financial statements of the prior year.  The Company anticipates that professional fees will remain about the same levels as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2009 were $415, compared to $931 during the first quarter of 2008.  The Company anticipates that selling, general and administrative expenses will continue to decrease due to the move into a new office and the sharing of the rent and overhead expenses with other entities.

Other Income (Expense).  The Company had net other expenses of $28,839 for the three months ended March 31, 2009 compared to net other expenses of $29,258 during the first quarter of 2008.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of March 31, 2009, the Company’s primary source of liquidity consisted of $2,685 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2009 of $2,984,717 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2009 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Likely Change of Control.  Because the amount of liabilities of the Company exceeds its present market capitalization, the conversion of certain of these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company’s former Chief Executive Officer, who is owed as at March 31, 2009 an aggregate of $1,080,216, consisting of unpaid salary, promissory notes and interest, and unpaid expenses undertaken on behalf of the Company.

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

Securities Eligible for Public Trading. Of the 121,674,854 shares of the Company’s Common Stock outstanding at May 11, 2009, virtually all are freely tradeable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradeable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

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

As of March 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following documents are filed as exhibits to this Form 10-Q:

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

SPORTSNUTS, INC.
Date: May 14, 2009	BY: /S/ John D. Thomas
John D. Thomas
Chief Executive Officer