Form 10-Q
period 2009-06-30
SPORTSNUTS  INC
filed 2009-08-14
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2009

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission file number: 000-52227

SECURE NETWERKS, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	20-4910418
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10757 So. River Front Pkwy, Suite 125
South Jordan, Utah	84095
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2570
Issuer’s Telephone Number, Including Area Code

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
Smaller reporting company [X]

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

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 6, 2009, the Company had outstanding 500,000 shares of common stock.

PART I

FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

The Financial Statements of the Company are prepared as of June 30, 2009.

SECURE NETWERKS, INC.
Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$3,373	$11,546
Accounts receivable, net	29,336	43,052
Inventory	4,785	4,837
Loans receivable	9,288	9,197

Total Current Assets	46,782	68,632

TOTAL ASSETS	$46,782	$68,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$45,806	$56,614
Accrued expenses	189,834	179,396
Notes payable, current portion	55,850	55,850
Notes payable - related parties, current portion	76,518	76,518

Total Current Liabilities	368,008	368,378

TOTAL LIABILITIES	368,008	368,378

STOCKHOLDERS' DEFICIT

Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	500	500
Discount on common stock	(500)	(500)
Accumulated deficit	(321,226)	(299,746)

Total Stockholders' Deficit	(321,226)	(299,746)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,782	$68,632

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET REVENUES

Product revenue	$26,491	$53,116	$131,388	$76,958
Service revenue	2,925	23,990	9,723	40,245

Total Net Revenues	29,416	77,106	141,111	117,203

OPERATING EXPENSES

Cost of sales - product	18,298	37,822	108,571	58,638
Cost of sales - service	496	14,857	6,339	25,841
Salaries and consulting	3,324	5,183	10,017	13,364
Professional fees	4,455	4,035	11,294	12,407
Selling, general and administrative	6,330	9,606	10,089	15,327

Total Operating Expenses	32,903	71,503	146,310	125,577

INCOME (LOSS) FROM OPERATIONS	(3,487)	5,603	(5,199)	(8,374)

OTHER INCOME (EXPENSES)

Interest expense	(8,275)	(8,750)	(16,281)	(16,483)
Interest income	-	1,721	-	2,957

Total Other Income (Expenses)	(8,275)	(7,029)	(16,281)	(13,526)

LOSS BEFORE INCOME TAXES	(11,762)	(1,426)	(21,480)	(21,900)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(11,762)	$(1,426)	$(21,480)	$(21,900)

BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.04)

Weighted average shares outstanding	500,000	500,000	500,000	500,000

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,480)	$(21,900)
Adjustments to reconcile net loss to net
cash used by operating activities:
Bad debt expense	-	703
Changes in operating assets and liabilities:
Accounts receivable	13,716	(24,929)
Inventory	52	595
Loans receivable	(91)	(2,098)
Accounts payable and accrued expenses	(370)	22,017

Net Cash Used by Operating Activities	(8,173)	(25,612)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable - related parties	-	4,378

Net Cash Provided by Financing Activities	-	4,378

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(8,173)	$(21,234)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,546	25,403

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,373	$4,169

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,580	$1,084
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SECURE NETWERKS, INC.
Notes to the Financial Statements
June 30, 2009

NOTE 1	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10K filed on March 31, 2009.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

NOTE	GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company has incurred operating losses of approximately $300,000 from inception of the Company through December 31, 2008.  The Company’s stockholders’ deficit at June 30, 2009 was $321,226 and had a working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion of the company's financial condition and results of operations in conjunction with the audited financial statements and related notes included in the filing of the company’s latest annual 10-KSB.  This discussion may contain forward-looking statements, including, without limitation, statements regarding our expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language.  Actual results could differ materially from those projected in the forward looking statements.  You should carefully consider the information under the caption "Risk Factors" in this filing, in addition to the other information set forth in this report.  We caution you that Secure Netwerks’ business and financial performance is subject to substantial risks and uncertainties.

Overview

Secure Netwerks is a computer and technology hardware reseller to businesses and other organizations.  Most of our clients are small and medium sized organizations, although we do attempt to market our products and services to larger organizations.  We also outsource technology-related services to provide a full solution basket of technology products and services including hardware, software, network development and services.  Our clients consist of some retail purchasers and small to medium-
sized organizations, operating mostly in North America, but do have occasional clients in Europe.  Our website is located at www.securenetwerks .com.

Every company is different, and we treat every company differently depending on their needs assessment.  Our assessment of client technology needs does not just involve building technology systems.  We focus on the business strategies of our clients. The highlights of Secure Netwerks' approach include a phase, often around eight weeks, entitled Technology Discovery Session (TDS), which identifies the data, technical, business and functional requirements, creates a conceptual design of the overall solution, develops a visual prototype of the application, and delivers a solution roadmap for implementation.

We first focus on collecting current hardware, software and procedures, business processes, personnel requirements and any other additional information that is deemed necessary. We then document the collected information to the extent required to adequately define the desired result. Subsequently, we focus on developing the future hardware, software and procedures to support the technology drivers for the organization. As part of this approach, we identify gaps between the client’s technology and their desired technology.  We identify improvement / effectiveness measures that will assist the organization in achieving its current and future vision.

Results of Operations

Following is our discussion of the relevant items affecting results of operations for the periods ended June 30, 2009 and 2008.

Revenues.  Our products and services are broken down into two categories for revenue recognition purposes – (i) off-the-shelf hardware/software product sales, and (ii) outsourced information technology services.  Our revenue recognition policy for these categories is as follows:

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.    Advance customer payments are recorded as deferred revenue until such time as they are recognized.

Product sales are derived from the resale of off-the-shelf hardware and software packages.

Product sales are not warranted by Secure Netwerks and may be subject only to warranties that may be provided by the product manufacturer.  Therefore, product warranties have no effect on the financial statements.  We have no sales arrangements encompassing multiple deliverables.

Secure Netwerks generated net revenues of $29,416 for the three month period ended June 30, 2009 compared to $77,106 in net revenues for the second quarter of 2008.  For the six month period ended June 30, 2009, net revenues were $141,111, a 20% increase compared to $117,203 in net revenues during the first six months of 2008.  During the first six months of 2009 and 2008, we received $131,388 and $76,958, respectively, in gross revenues from software and hardware product resales and equipment leasing, and $9,723 and $40,245, respectively, in gross revenues from information technology and other miscellaneous services.  The increase in revenues is mainly the result of the Company focusing on the sales of telephone systems.  The Company has established relationships with certain system providers which enable us to compete with larger companies selling similar telephone systems.  During the first six months of 2009, the sales of telephone systems contributed approximately $79,000 compared to $11,000 during the same time period in 2008.  Although Secure Netwerks continues to pursue equipment leases, these transactions are sporadic and nothing has materialized during 2009.  Our business model and objective is to receive recurring revenue from established clients.  In addition, we procure and resell hardware and software packages to our clients as well as single transaction customers.

Cost of Sales.  Expenses which comprise cost of sales are the wholesale cost of hardware, software, any accompanying licenses, product sales commissions, and commissions paid in connection with information technology consulting contracts.  Also included in cost of sales are personnel and materials costs to administer these information technology services.  As more organizations utilize our technology services, future expenses included in cost of goods sold will increase as well as potential fee sharing expenses to organizations that assist us in providing these services.

Cost of sales for the three month period ended June 30, 2009 was $18,794, compared to $52,679 during the second quarter of 2008.  For the six months ended June 30, 2009, cost of sales were $114,910, a 26% increase compared to $84,479 during the first six months of 2008.  The increase is mainly the result of increasing sales and the related need to purchase products.  While revenues increased 20%, cost of sales increased 26%.  The cost of sales will fluctuate depending on the sales mix.  As discussed above, during the six month period ended June 30, 2009, the Company sold much more in hardware than services.  The margins on hardware and telephone systems are much lower than the cost of providing services.  Therefore, the increased cost of sales percentage was expected.

Salaries and Consulting Expenses.  Salaries and consulting expenses consist of salaries and benefits, company paid payroll taxes and outside consulting expenses.  Salaries and consulting expenses for the three month period ended June 30, 2009 were $3,324 compared to $5,183 during the second quarter of 2008.  For the six months ended June 30, 2009, salaries and consulting expenses were $10,017, a 25% decrease compared to $13,364 during the first six months of 2008.  As the Company continues to push sales commission incentives rather than base salaries, we anticipate salaries expenses to remain at these levels in the future.

Professional Fees.  Professional fees for the three month period ended June 30, 2009 were $4,455 compared to $4,035 during the second quarter of 2008.  For the six months ended June 30, 2009, professional fees were $11,294, a 9% decrease compared to $12,407 during the first six months of 2008.  The decrease was the result of decreased legal and accounting fees associated with the audits and reviews of the Company’s financial statements.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses have been comprised of advertising; bad debts; occupancy and office expenses; equipment leases; travel and other miscellaneous administrative expenses.  Selling, general and administrative expenses for the three month period ended June 30, 2009 were $6,330 compared to $9,606 during the second quarter of 2008.  For the six months ended June 30, 2009, selling, general and administrative expenses were $10,089, a 34% decrease compared to $15,327 during the first six months of 2008.  We anticipated a decrease in these expenses as we endeavor to decrease certain costs associated with rent and occupancy-related expense.

Other Income (Expense).  We incurred net other expense of $8,275 for the three month period ended June 30, 2009 compared to $7,029 during the second quarter of 2008.  For the six months ended June 30, 2009, we incurred net other expense of $16,281 compared to $13,526 during the first six months of 2008.  Other expenses incurred were comprised primarily of interest expenses related to the promissory notes and other liabilities of the Company.  Other income in this category is comprised of finance charge income billed to late paying customers.  We do not anticipate any major changes in other income and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Personnel

Secure Netwerks has two full-time employees, two part-time employees, and other project-based contract personnel that we utilize to carry out our business.  We utilize contract personnel on a continuous basis, primarily in connection with service contracts which require a high level of specialization for one or more of the service components offered.  We expect to hire more full-time employees in the future.  Although competition for technology sales personnel in the metropolitan Salt Lake City area is intense, because we offer competitive compensation and maintain a productive and collegial work environmental, we don’t believe we will have significant difficulty retaining additional employees or contract personnel in the future.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a series of loans, credit accounts with hardware vendors, and the use of Company credit to procure goods and services.  As of June 30, 2009, Secure Netwerks’ primary source of liquidity consisted of $3,373 in cash and cash equivalents.  We may seek to secure additional debt or equity capital to finance substantial business development initiatives or acquire another hardware reseller.  At present, however, we have no plans to seek any such additional capital or to engage in any business development or acquisition activity.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Forward Looking Statements

When used in this report, the words, “believes,” “plans,” “expects,” and similar expressions are intended by us to identify forward-looking statements within the meaning of and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those we have projected.  These forward-looking statements speak only as of the date hereof.  All of these forward-looking statements are based on our estimates and assumptions, which although we believe them to be reasonable, are inherently uncertain and difficult to predict.  We cannot assure you that the benefits anticipated in these forward-looking statements will be achieved.

We undertake no obligation to update any forward-looking statements, but you are advised to consult any further disclosures by Secure Netwerks on this subject in its subsequent filings pursuant to the Securities Exchange Act of 1934.  Furthermore, we are providing these cautionary statements identifying risk factors, listed below, that could cause our actual results to differ materially from expected and historical results.  It is not possible for our management to foresee or identify all such factors.  Consequently, this list should not be considered an exhaustive statement of all potential risks, uncertainties and inaccurate assumptions.

RISK FACTORS

Operating Risks

Our Independent Auditors Have Expressed Uncertainty About Our Ability to Continue as a Going Concern, Which May Dissuade Others From Doing Business With Us.  Our independent auditors have raised substantial doubt about our ability to continue as a going concern.  Because other organizations that seek to do business with Secure Netwerks often request a copy of our audit report, their perception of our company may be negatively influenced.  For example, we may not be able to obtain invoice payment terms and price discounts from equipment manufacturers because we may be viewed as a credit risk, which could lead to a loss of sales opportunities if we do not have sufficient cash flow to pay for our inventory upon receipt or cannot make a profit on the sale of such equipment without such discounts.  To date, no manufacturers have discontinued their discount programs with us, but we cannot assure you that such manufacturers will continue to provide us discounts in the future.

We Risk Losing Some of Our Key Personnel Because of Our Fluctuating Revenues and Cash Flows.  Secure Netwerks’ success depends, in large part, upon the talents and skills of its management and key personnel, principally Chene Gardner, our Chief Executive Officer, and Jonathon Bish, our principal salesperson.  Our sales force is paid variable amounts based largely upon sales receipts, and therefore their incomes can fluctuate substantially from month to month..  To the extent that any of our key personnel are unable or refuse to continue their association with Secure Netwerks, a suitable replacement would have to be found.  We do not have employment agreements with any of our personnel and therefore we do not have restrictions on the ability of former employees to compete with us.  Further, we do not have key man life insurance on any person in our company and could not therefore be compensated for the loss of any individual due to death or disability.  We cannot assure you that we would be able to find suitable replacements for our existing management personnel or technical personnel or that we could retain such replacements for an affordable amount.

Our Chief Executive Does Not Work Exclusively for Secure Netwerks and May Face Time Conflicts Which Could Compromise His Availability to Manage Our Company.  Chene Gardner, our Chief Executive Officer, is also the controller for SportsNuts, Inc. the Chief Executive Officer and Chief Financial Officer for Cancer Therapeutics, Inc., and the Chief Executive Officer for Global Network, Inc.  His role in these organizations puts substantial constraints on his time which may detract from his ability to manage the business of Secure Netwerks effectively.  Mr. Gardner spends approximately one third of his time working for Secure Netwerks.  We cannot assure you that Mr. Gardner will be able to avoid scheduling and time conflicts in the future, which may impair his performance as our Chief Executive Officer.

Our Business is Inherently Risky Because of Fluctuations in Cash Receipts From Our Customers.  The information technology hardware business is inherently risky.  Gross profit margins for basic computer hardware are generally small and therefore we seek to sell more sophisticated and customized equipment which generally requires deep relationships with larger organizations.  These larger organizations are themselves customarily subject to budget constraints regarding capital equipment purchases which can cause our cash receipts to fluctuate depending on the budget cycle for a particular institutional customer.  If our sales and outsourced services do not generate enough cash flow to meet our operating expenses (such as debt service, capital expenditures, and legal and accounting fees), our ability to develop and expand our business and become profitable will be adversely affected.  We have periodically experienced cash flow difficulties which have resulted in an accumulated deficit of $320,126 as of June 30, 2009.

We Risk Losing Business Due to In-House Technology Personnel.  We have found an increasing tendency of medium sized businesses to rely on internal personnel to service and maintain computer networks, even if such personnel are not properly trained to perform the tasks required.  Because these persons may not be adequately trained, they may not be aware of the needs of their businesses to acquire updated equipment.  In addition, even though these persons remain the point of contact for our sales personnel, they are typically unable to make purchasing decisions regarding computer equipment without securing permission from management or another department who may be resistant to such purchases without having interface with a trained sales representative.  Finally, internal technology personnel can also themselves be resistant to bids for service projects because they may feel threatened by specialized outside service technicians who are generally more skilled and may detect errors in the manner in which systems and networks have been managed by in-house personnel in the past.  If the trend of relying on internal technology personnel continues, we may not be able to secure agreements with medium-sized organizations or may be forced to dramatically change our sales techniques which have no guarantee of success.

Our Business Could be Adversely Affected From Cheaper Outsourced Services Provided Overseas.  We are facing increasing competition from outsourced lower overhead firms in India, Russia, and other rapidly developing technology sectors around the world.  These firms also have access to low-cost personnel who are fluent in English and are proficient in software languages, which enable them to bid for service projects at a substantially reduced rate from what we are able to provide.  Although there are certain configuration, testing and setup services which are difficult to provide remotely, we cannot assure you that such firms will not be able to provide such services in the future and that our revenues will not be adversely affected.

We will Require Additional Financing for Expansion and other Functions Which Might Only be Procured on Disadvantageous Terms.  We will likely require substantial additional capital in the future for expansion, business development, marketing, computer software and systems, overhead, administrative, and other expenses such as additional payroll and employee training.  We cannot assure you that we will be able to raise additional funds or that financing will be available to Secure Netwerks on acceptable terms.  Lack of additional funds could negatively affect our business, particularly if we do not possess sufficient cash or are not provided credit facilities to purchase equipment in connection with a large customer order.

You Could be Adversely Impacted from Any Additional Financing We Receive Due to Dilution or Restrictive Covenants.  Your investment in Secure Netwerks could be negatively affected because of certain factors which may accompany any financing.  For example, we may issue our equity securities or securities convertible into our equity at an effective price which causes substantial dilution to your ownership in Secure Netwerks.  Any such financing may also contain provisions which may restrict our ability to consummate certain transactions such as a pledge or sale of our assets, an extension of credit, or borrowings, all of which may impair the operation of our business.

We Compete With Substantially Larger Companies That May be Better Positioned to Win Larger and More Profitable Contracts.  In attempting to market our services to medium and larger organizations, we compete with substantially larger companies which have greater name recognition and financial resources to price their services and, in particular, computer products which are purchased through them.  Accordingly, we may not be able to effectively compete for larger outsourcing and purchasing contracts unless and until we possess additional financial, marketing, and technical resources.

We May Lose Our Status as an Authorized Reseller Which Could Prevent Us From Selling Certain Computer Equipment.  Secure Netwerks success and its outsourced service contracts are substantially dependent upon our ability to deliver our clients high quality products which requires that we continue as an authorized reseller for manufacturers.  These manufacturers typically have various conditions which must be met in order to retain such reseller authorization, such as product proficiency certifications, licenses, and volume purchases.  Because computer equipment and related software is constantly being modified and upgraded, we may lose our status as an authorized reseller because we have not provided sufficient ongoing training to our employees.  Furthermore, we could also lose such status because we lack the financial capacity to secure large volume orders.  Where we purchase equipment from a wholesale reseller instead of the manufacturer, we do not control whether or not our suppliers continue to sell us such wholesale products.  Any substantial interruption in our ability to supply discounted products to our clients would have a material adverse effect on our business, operating results, and financial condition.

Investment Risks

A Purchase of Secure Netwerks Shares is a Speculative Investment Because We Have a Limited Operating History and a History of Losses.  Secure Netwerks’ shares are a speculative investment. To date, Secure Netwerks has generated net losses and we cannot guarantee that we will ever generate a profit in the future.  As of June 30, 2009, Secure Netwerks has an accumulated deficit of $321,226.  Secure Netwerks is not guaranteed to continue to make sales of computer products or related outsourced services.  If Secure Netwerks continues to generate losses and we are unsuccessful at decreasing Secure Netwerks’ operating costs or raising investment capital, it is unlikely that Secure Netwerks would be able to meet its financial obligations and you could lose your entire investment.

You May Lack Liquidity in Your Shares.  Our stock is traded on the over-the-counter bulletin board, and our stockholders may have greater difficulty in selling their shares when they want and for the price they want.  The over-the-counter bulletin board is separate and distinct from the Nasdaq stock market.  The bulletin board does not operate under the same rules and standards as the Nasdaq stock market, including, for example, order handling rules.  The absence of these rules and standards may make it more difficult for a stockholder to obtain execution of an order to trade and to obtain the price they wanted for a trade.  This means our shareholders may not be able to sell their shares when they want for a price they want.  In addition, because stocks traded on the bulletin board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts, our stockholders may have greater difficulty in selling their shares when they want and for the price they want.  Investors may have greater difficulty in getting orders filled because it is anticipated that if our stock trades on a public market, it initially will trade on the over-the-counter bulletin board rather than on Nasdaq.  Investors’ orders may be filled at a price much different than expected when an order is placed.  Trading activity in general is not conducted as efficiently and effectively as with Nasdaq-listed securities.  Bulletin board transactions are conducted almost entirely manually.  Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.  Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for Nasdaq-listed securities.  Further, a registered broker-dealer must submit an application to the National Association of Securities Dealers to enable our stock to be listed on the bulletin board.  Because the National Association of Securities Dealers will conduct their own review of Secure Netwerks and its business, we cannot assure you that we will be successful in getting Secure Netwerks listed on the bulletin board or any other quotation medium.

We Have Never Issued a Dividend and You May Never Receive a Dividend in the Future and Must Rely Solely on a Possible Increase in the Value of Your Shares to Achieve any Return on Your Investment in Lieu of Dividend Income.  Secure Netwerks has never issued a dividend and we do not anticipate paying dividends on our common stock in the foreseeable future.  Consequently, you should not rely on an investment in Secure Netwerks if you require dividend income.  Any return on your investment in Secure Netwerks will come from the potential appreciation in the value of your shares, which is inherently uncertain and unpredictable.  Furthermore, we may also be restricted from paying dividends in the future pursuant to subsequent financing arrangements or pursuant to Delaware law.

Because Our Liability is Limited, Neither You nor Secure Netwerks May be Able to Hold Management Liable for Certain Breaches of Duty.  Secure Netwerks has adopted provisions in its Certificate of Incorporation which limit the liability of our officers and directors and provisions in our bylaws which provide for indemnification by Secure Netwerks of our officers and directors to the fullest extent permitted by Delaware corporate law.  Secure Netwerks’ Certificate of Incorporation generally provide that its directors shall have no personal liability to Secure Netwerks or its stockholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit your ability to hold directors liable for breaches of fiduciary duty.

You Could be Diluted from the Issuance of Additional Common and Preferred Stock.  Presently, Secure Netwerks has 500,000 shares of common stock outstanding and no shares of preferred stock outstanding.  Secure Netwerks is authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.  To the extent of such authorization, the Secure Netwerks board of directors will have the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board may consider sufficient.  The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

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

As of June 30, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.                                                                       RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS:

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Exhibit Number	Title of Document
3.1	Certificate of Incorporation of Secure Netwerks, Inc., a Delaware corporation.(1)
3.2	Bylaws of Secure Netwerks, Inc., a Delaware corporation.(2)
10.1	Sublease Agreement between the Registrant and Acadia Properties, LLC (3)
10.2	Form Purchase Contract (4)
10.3	Promissory Note Issued to Chene Gardner (5)
10.4	Promissory Note Issued to Travis Pera (6)
10.5	Promissory Note Issued to John Thomas (7)
10.6	Promissory Note Issued to Kenneth Denos (8)
10.7	Equipment Lease between Secure Netwerks and Velocity Capital LLC (9)
31	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Chene Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(2)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(3)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(4)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(5)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(7)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(8)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.
(9)	Filed as an Exhibit to the Company’s Registration Statement on Form 10 SB12G, deemed effective by the Commission on January 17, 2007.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURE NETWERKS, INC.

Date: August 14, 2009	By:	/s/ Chene Gardner
Chene Gardner
Chief Financial Officer