Form 10-Q/A
period 2009-06-30
SPORTSNUTS  INC
filed 2009-11-18
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q/A

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 6, 2009, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2009.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$2,503	$1,034
Accounts receivable, net	1,760	1,430
Advances due from related party	19,491	25,303

Total Current Assets	23,754	27,767

PROPERTY AND EQUIPMENT - NET	-	-

TOTAL ASSETS	$23,754	$27,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$16,400	$8,591
Due to related parties	167,555	167,555
Accrued expenses	2,190,605	2,068,263
Line of credit payable	29,605	32,903
Notes payable - related parties	668,666	667,166

Total Current Liabilities	3,072,831	2,944,478

TOTAL LIABILITIES	3,072,831	2,944,478

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350	243,350
Additional paid-in capital	20,789,785	20,789,785
Accumulated deficit	(24,082,212)	(23,949,846)

Total Stockholders' Deficit	(3,049,077)	(2,916,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,754	$27,767

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

NET SALES	$25	$2,857	$25	$2,857

COST OF SALES	-	1,550	-	1,550

GROSS MARGIN	25	1,307	25	1,307

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	32,295	32,295	64,590	64,590
Professional fees	2,150	1,045	8,607	6,065
Selling, general and administrative	436	783	851	1,714

Total Selling, General and
Administrative Expenses	34,881	34,123	74,048	72,369

LOSS FROM OPERATIONS	(34,856)	(32,816)	(74,023)	(71,062)

OTHER INCOME (EXPENSES)

Interest expense	(29,504)	(29,368)	(58,673)	(58,956)
Interest income	-	2	-	2
Other income	-	330	330	660

Total Other Income (Expenses)	(29,504)	(29,036)	(58,343)	(58,294)

LOSS BEFORE INCOME TAXES	(64,360)	(61,852)	(132,366)	(129,356)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(64,360)	$(61,852)	$(132,366)	$(129,356)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854	121,674,854	121,674,854

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(132,366)	$(129,356)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	-	145
Changes in operating assets and liabilities:
Accounts receivable	(330)	3,102
Advances due from related party	5,812	1,081
Accounts payable and accrued expenses	130,151	120,957
Due to related parties	-	(1,047)

Net Cash Provided (Used) by Operating Activities	3,267	(5,118)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	23,014	3,716
Payments on line of credit	(26,312)	(5,223)
Proceeds from notes payable - related parties	1,500	7,800

Net Cash Provided (Used) by Financing Activities	$(1,798)	$6,293

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,469	$1,175

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,034	4,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,503	$5,915

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,173	$1,530
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009

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

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2008, the Company has an accumulated deficit of approximately $23,900,000 from inception of the Company through December 31, 2008.  The Company’s stockholders’ deficit at June 30, 2009 was $3,049,077 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

Revenues.  The Company generated net revenues of $25 during the three months ended June 30, 2009, compared to $2,857 in net revenues during the second quarter of 2008.  For the six months ended June 30, 2009, net revenues were $25, compared to $2,857 in net revenues during the first six months of 2008.  There is typically very little activity during the first six months of the year with regards to event management and online registrations and we anticipate more revenues during the third quarter of 2009.  Following the spin-off of Secure Networks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the three months and six months ended June 30, 2009 were $-0- compared to $1,550 during the same periods of 2008.  Cost of sales for both periods appears reasonable compared to the low revenues during the first six months of 2009 and 2008.  Costs of sales consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the three months ended June 30, 2009 and 2008 were $32,295.  For the six months ended June 30, 2009 and 2008, salaries and consulting expenses were $64,590 for each period.  These amounts consist of the accruals of salaries and related payroll taxes.  No salaries or consulting expenses were actually paid during the first six months of 2009 and 2008.  The Company anticipates salaries and consulting expenses to remain about the same levels in the future unless increased business warrants the hiring of more personnel.

Professional Fees.  Professional fees for the three months ended June 30, 2009 were $2,150, compared to $1,045 during the second quarter of 2008.  For the six months ended June 30, 2009, professional fees were $8,607, a 42% increase compared to $6,065 during the first six months of 2008.  Professional fees incurred during the second quarter consist mainly of the fees for the audit of the Company’s financial statements of the prior year.  The Company anticipates that professional fees will remain about the same levels as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2009 were $436, compared to $783 during the second quarter of 2008.  For the six months ended June 30, 2009, selling, general and administrative expenses were $851, a 50% decrease compared to $1,714 during the first six months of 2008. The Company anticipates that selling, general and administrative expenses will continue to decrease as operations decrease.

Other Income (Expense).  The Company had net other expenses of $29,504 for the three months ended June 30, 2009 compared to net other expenses of $29,036 during the second quarter of 2008.  For the six months ended June 30, 2009, net other expenses totaled $58,343 compared to $58,294 during the first six months of 2008.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of June 30, 2009, the Company’s primary source of liquidity consisted of $2,503 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in a total stockholders’

deficit at June 30, 2009 of $3,049,077 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2009 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Likely Change of Control.  Because the amount of liabilities of the Company exceeds its present market capitalization, the conversion of certain of these liabilities could effect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company’s former Chief Executive Officer, who is owed as at June 30, 2009 an aggregate of approximately $1,100,000, consisting of unpaid salary, promissory notes and interest, and unpaid expenses undertaken on behalf of the Company.

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

SPORTSNUTS, INC.

Date: August 14, 2009	By:	/s/ John D. Thomas
John D. Thomas
Chief Executive Officer