Form 10-K
period 2009-12-31
SPORTSNUTS  INC
filed 2010-03-31
CIK 1024920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549
______________________

FORM 10-K

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Table of Contents to Financial Statements

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

The aggregate market value of the Company’s voting stock held by non-affiliates computed by reference to the closing price as quoted on the NASD Electronic Bulletin Board on March 24, 2010, was approximately $158,177.  For purposes of this calculation, voting stock held by officers, directors, and affiliates has been excluded.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of March 24, 2010, the Company had outstanding 121,674,854 shares of common stock, par value $0.002 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents to Financial Statements

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

Table of Contents to Financial Statements

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

Table of Contents to Financial Statements

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

Table of Contents to Financial Statements

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

INTELLECTUAL PROPERTY

The Company has registered the Internet domain names, “www.sportsnuts.com,” and “www.sportsnuts.net.”  Given the lack of resources available to the Company during 2009, the Company has not pursued any trademark applications for its name and brand.

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

Because the Company has no formal trademark protection, other companies with names, marks, or slogans similar to SportsNuts could seek to require that the Company obtain a license from them or require the Company to change its name, either of which could entail substantial costs.  Additionally, if the Company were required to change its name, it could lose all goodwill associated with the “SportsNuts” mark.  In addition, future products and services offered by the Company may need to be marketed under different names if the mark “SportsNuts” causes confusion with another trade name being used by another company.  The Company could also incur substantial costs to defend any legal action taken against the Company pursuant to a trademark or service mark dispute.   If, in any legal action against the Company, its asserted trademarks, or service marks should be found to infringe upon intellectual property rights of a third party, the Company could be enjoined from further infringement and could be required to pay damages.  In the event a third party was to sustain a valid claim against the Company, and in the event a required license

Table of Contents to Financial Statements

was not available on commercially reasonable terms, the Company’s financial operations and results of operations could be materially adversely affected.  Litigation, which could result in substantial cost to and diversion of resources of the Company, may also be necessary to enforce intellectual property rights of the Company or to defend the Company against claimed infringements of the rights of others.

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

EMPLOYEES

As of March 24, 2010, the Company employed four persons on a part-time basis.  The Company believes that its future success will depend in part on its continued ability to attract, hire, and retain a sufficient number of highly skilled personnel.

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

Table of Contents to Financial Statements

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

Investment Risks

Table of Contents to Financial Statements

Speculative Investment.  The shares of the Company’s common stock are a speculative investment. To date, the Company has generated substantial losses and has yet to achieve a profit.  If the Company fails to generate profits, it is unlikely that the Company will be able to meet its financial obligations and investors could lose their entire investments.

Likely Change of Control.  During 2010, it is likely that the Company may offer certain of its creditors the right to convert their debts into common stock of the Company based upon the current trading price of the Company’s Common Stock.  The conversion of even a portion of these debts will result in a change of control in favor of such creditors.  Such creditors will likely also include Kenneth Denos, the Company’s former Chief Executive Officer.

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

Table of Contents to Financial Statements

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

        None.

Table of Contents to Financial Statements

PART II.

ITEM 5:  MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market for Common Equity and Related Stockholder Matters.

(1)	Market Information.

The Company’s Common Stock is listed on the NASD Electronic Bulletin Board (“Bulletin Board”) under the symbol “SPCI.”  The Company’s stock has been traded on the Bulletin Board since approximately January, 1997.  As of March 24, 2010, there was no active public market for the Company’s Common Stock.  The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2009:
	High	Low
Fourth Quarter 2009	$0.0016	$0.001
Third Quarter 2009	$0.0025	$0.0011
Second Quarter 2009	$0.0022	$0.0012
First Quarter 2009	$0.0025	$0.0009

The following table sets forth, for the periods indicated, the high and low closing sales prices, as to Bulletin Board prices of shares of the Company’s Common Stock during the calendar year ended December 31, 2008:
	High	Low
Fourth Quarter 2008	$0.00181	$0.001
Third Quarter 2008	$0.00187	$0.00112
Second Quarter 2008	$0.00363	$0.0015
First Quarter 2008	$0.0045	$0.00263

(2)	Holders.

As of March 24, 2010, the Company had approximately 365 holders of record of its Common Stock.

(3)	Dividends.

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

(b) Recent Sales of Unregistered Securities.

As of December 31, 2009, the Company had outstanding -0- common stock purchase options granted to various officers, directors, employees, and service providers of the Company pursuant to

Table of Contents to Financial Statements

the Company’s 2000 Stock Option Plan (“Plan”).  The Company believes that the options granted under the Plan are exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of such Act.

During 2000-2005 and continuing into 2009, Kenneth Denos, the Company’s former Chief Executive Officer, made various cash loans to the Company totaling $86,500 in the aggregate.  These loans are represented by unsecured promissory notes of the Company and bear interest at the rate of ten percent (10%) per annum.

During 2000-2005 and continuing into 2009, the Company has accrued payroll and other expenses owed to Kenneth Denos, the Company’s former Chief Executive Officer, totaling $1,030,762 in the aggregate.  These accruals are unsecured obligations of the Company.  Interest has accrued on the unpaid expenses commencing January 1, 2006 at the rate of twelve percent (12%) per annum.

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

The Company’s principal sources of revenues during 2009 were (i) online services targeted to sports organizations and their members, and (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events.  The ability to generate revenues during the year 2009 and beyond depends substantially upon the revenues relating to the Company’s amateur sports business.

Table of Contents to Financial Statements

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

Because the Company has incurred losses, income tax expenses are immaterial.  No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carry forwards in future years.  The Company anticipates incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2009 and 2008.

Revenues.  The Company generated net revenues of $4.045 during the year ended December 31, 2009, which represents an 87% decrease compared to $30,738 in net revenues during the year 2008.  The decrease is mainly the result of the sale of Rocky Mountain Sports Alliance (RMSA) to the original owner in 2009.  RMSA contributed $11,335 in revenues during 2008.  Furthermore, the decrease is the result of decreased participation in events in which the company manages and also handles online registrations.  Following the spin-off of Secure Netwerks during 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto.  Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 126-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the year ended December 31, 2009 were $2,426, an 81% decrease from $12,626 during the year 2008.  This decrease correlates with the decrease in revenues.  RMSA incurred $3,990 in cost of sales during 2008.  Cost of sales were 60% of revenues in 2009 compared to 41% in 2008.  The Company anticipates that cost of sales will decrease in the future as a result of the spin-off of Secure Netwerks, Inc. during 2007 and the sale of Rocky Mountain Sports Alliance in 2009.  Other costs of sales consisted of online registration services, sports event management and promotional services, and sales commissions paid in connection with hardware sales and leases.

Salaries and Consulting Expenses.  Salaries and consulting expenses for the year ended December 31, 2009 were $130,105, a 4% decrease from $136,220 during the year 2008.  No major change was expected in salaries and consulting and management continues to make a concerted effort to decrease certain costs associated with personnel salaries and benefits and contract labor.

Professional Fees.  Professional fees for the year ended December 31, 2009 were $11,857, a 54% increase from $7,715 during 2008.  As the Company continues to have audits and reviews of the financial statements those fees fluctuate based on the activity of the Company.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $3,163 for the year ended December 31, 2009, as compared to $4,713 during 2008, a decrease of 33%.

Table of Contents to Financial Statements

Rocky Mountain Sports Alliance incurred $1,700 in selling, general and administrative expenses in 2008.  No major change was expected in selling, general and administrative expenses.  Where appropriate, the Company capitalizes certain systems development costs in accordance with generally accepted accounting principles.

Other Income (Expense).  The Company had net other expense of $115,798 for the year ended December 31, 2009 compared to net other expense of $117,569 during 2008.  The expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and promissory notes.

Liquidity and Capital Resources

As of December 31, 2009, the Company’s primary source of liquidity consisted of $519 in cash and cash equivalents.  The Company holds most of its cash reserves in local checking accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2009 of $24,125,458 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company generated a net loss for the year ended December 31, 2009 of $268,985 compared to a net loss in 2008 of $248,105.  The Company anticipates a net loss for the year ended December 31, 2010 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Table of Contents to Financial Statements

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
SportsNuts, Inc.
South Jordan, Utah

We have audited the accompanying balance sheets of SportsNuts, Inc. as of December 31, 2009 and 2008 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SportsNuts, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Chisholm, Bierwolf, Nilson & Morrill LLC
Bountiful, Utah
March 31, 2010

Table of Contents to Financial Statements

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2009	2008

CURRENT ASSETS

Cash and cash equivalents	$519	$1,034
Accounts receivable, net	-	1,430
Advances due from related party	-	25,303

Total Current Assets	519	27,767

TOTAL ASSETS	$519	$27,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$11,415	$8,591
Due to related parties	167,664	167,555
Accrued expenses	2,313,546	2,068,263
Line of credit payable	-	32,903
Notes payable - related parties	676,666	667,166

Total Current Liabilities	3,169,291	2,944,478

TOTAL LIABILITIES	3,169,291	2,944,478

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 121,674,854 shares issued and outstanding	243,350	243,350
Additional paid-in capital	20,713,336	20,789,785
Accumulated deficit	(24,125,458)	(23,949,846)

Total Stockholders' Deficit	(3,168,772)	(2,916,711)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$519	$27,767

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents to Financial Statements

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

NET SALES	$4,045	$30,738

COST OF SALES	2,426	12,626

GROSS MARGIN	1,619	18,112

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	130,105	136,220
Professional fees	11,857	7,715
Selling, general and administrative	3,163	4,713

Total Selling, General and
Administrative Expenses	145,125	148,648

LOSS FROM OPERATIONS	(143,506)	(130,536)

OTHER INCOME (EXPENSES)

Interest expense	(116,128)	(118,895)
Interest income	-	6
Other income	330	1,320

Total Other Income (Expenses)	(115,798)	(117,569)

LOSS BEFORE INCOME TAXES	(259,304)	(248,105)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(259,304)	(248,105)

DISCONTINUED OPERATIONS
Income (Loss) from subsidiary
discontinued due to sale - net of tax	(9,681)	-

NET LOSS	$(268,985)	$(248,105)

BASIC AND DILUTED:
Net loss per common share from
continuing operations	$(0.00)	$(0.00)

Net loss per common share from
discontinued operations	(0.00)	(0.00)

Net loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	121,674,854	121,674,854

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents to Financial Statements

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2008 through December 31, 2009

			Additional	Stock		Total
	Common Stock		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, January 1, 2008	121,674,854	$243,350	$20,951,535	$(161,750)	$(23,701,741)	$(2,668,606)

Write off subscriptions receivable against
additional paid in capital	-	-	(161,750)	161,750	-	-

Net loss for year ended
December 31, 2008	-	-	-	-	(248,105)	(248,105)

Balance, December 31, 2008	121,674,854	243,350	20,789,785	-	(23,949,846)	(2,916,711)

Record sale of Rocky Mountain Sports Alliance	-	-	(76,449)	-	93,373	16,924

Net loss for the year ended
December 31, 2009	-	-	-	-	(268,985)	(268,985)

Balance, December 31, 2009	121,674,854	$243,350	$20,713,336	$-	$(24,125,458)	$(3,168,772)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents to Financial Statements

SPORTSNUTS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(268,985)	$(248,105)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on discontinued operations	9,681	145
Changes in operating assets and liabilities:
Accounts receivable	1,430	2,442
Advances due from related party	-	(8,909)
Accounts payable and accrued expenses	247,750	234,742
Due to related parties	109	785

Net Cash Used by Operating Activities	(10,015)	(18,900)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	-	5,194
Payments on line of credit	-	10,000
Proceeds from notes payable - related parties	9,500	-

Net Cash Provided by Financing Activities	$9,500	$15,194

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(515)	$(3,706)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,034	4,740

CASH AND CASH EQUIVALENTS, END OF PERIOD	$519	$1,034

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$26	$3,309
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

Effective April 15, 2001, the Company issued 3,800,000 shares of its common stock to acquire Rocky Mountain Sports Alliance, Inc. (“RMSA”) in exchange for all of the issued and outstanding shares of RMSA common stock.  The acquisition was accounted for as a purchase per APB No. 16.  RMSA is a sports management firm located in Salt Lake City, Utah and currently holds the rights to a number of sports events throughout Utah and the surrounding intermountain area.  Management believes that the addition of RMSA to the Company’s technology solutions gives the Company a unique position in the amateur sports industry in being able to provide offline as well as online support to teams, leagues, and sports organizations.

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

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2009 and 2008.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2009 and 2008, sales are recorded net of the allowance for returns and discounts of $-0-.

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

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company.  Advertising expense for the years ended December 31, 2009 and 2008 was $833 and $1,232, respectively.

i.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2009	2008
Basic and fully diluted net loss per share:

Loss (numerator)	$(268,985)	$(248,105)
Shares (denominator)	121,674,854	121,674,854
Per share amount	$(0.00)	$(0.00)

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.  At December 31, 2008, $750,000 stock options were considered but not included in the computation because they would have an anti-dilutive effect on the net loss per common shares.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10 (Prior authoritative literature: Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48)).  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with prior literature FASB Statement No. 109, Accounting for Income Taxes.  This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2009 the Company had net operating loss carryforwards of approximately $8,234,000 that may be offset against future taxable income through 2029.  No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$8,234,000	$8,143,000
Valuation allowance	(8,234,000)	(8,143,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Income Taxes (continued)

	2009	2008
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	91,000	84,000
Valuation allowance	(91,000)	(84,000)
	$-	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2009	2008
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	-	-
Beginning balance	$-	$-

At December 31, 2009, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2009, 2008 and 2007.

k.	Stock Options and Warrants

On January 1, 2006, the Company adopted FASB ASC 718, Share-Based Payment, to account for stock options.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.	Line of Credit

The company had one line of credit outstanding at December 31, 2008. Following are the details of the line of credit:

Line of credit is due on demand.
Available credit line	$34,000
Interest rate	8%
Balance outstanding at December 31, 2008	$32,903

Accrued interest at December 31, 2009 and 2008 was $-0-.

m.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no material affect on the consolidated financial statements.

n.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2008	2008

Accrued compensation	$1,491,959	$1,362,779
Accrued interest	821,587	705,484
Total accrued expenses	$2,313,546	$2,068,263

o.    Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.     Recent Accounting Pronouncements (continued)

limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after
December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)
In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.     Recent Accounting Pronouncements (continued)

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature:  SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162").FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009.  Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  Adoption of FASB ASC 810-10-65 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB ASC 860-10 (Prior authoritative literature: issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”), which eliminates the concept of a qualifying special-purpose entity (“QSPE”), clarifies and amends the de-recognition criteria for a transfer to be accounted for as a sale, amends and clarifies the unit of account eligible for sale accounting and requires that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. This standard is effective for fiscal years beginning after November 15, 2009. Adoption of FASB ASC 860-10 did not have a material impact on the Company’s financial statements.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.      Recent Accounting Pronouncements (continued)

In May 2009, FASB issued FASB ASC 855-10 (Prior authoritative literature:  SFAS No. 165, "Subsequent Events"). FASB ASC 855-10 establishes principles and requirements for the reporting of events or transactions that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC 855-10 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009. As such, the Company adopted these provisions at the beginning of the interim period ended June 30, 2009.

In April 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions”) which governs the information that a not-for-profit entity should provide in its financial reports about a combination with one or more other not-for-profit entities, businesses or nonprofit activities and sets out the principles and requirements for how a not-for-profit entity should determine whether a combination is in fact a merger or an acquisition. This standard is effective for mergers occurring on or after Dec. 15,
2009 and for acquisitions where the acquisition date is on or after the beginning of the first annual reporting period, beginning on or after Dec. 15, 2009. This standard does not apply to the Company since the Company is considered a for-profit entity

In May 2008, the FASB issued FASB ASC 944 (Prior authoritative literature: SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60"). FASB ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement.  This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.   As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company does not believe this standard will have any impact on the financial statements.

In March 2008, the FASB issued FASB ASC 815-10 (Prior authoritative literature: SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”), which is effective January 1, 2009. FASB ASC 815-10 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since we do not have derivative instruments or engage in hedging activity.

In December, 2007, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature: SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51). FASB ASC 810-10-65 will change the accounting and reporting for minority interests which will be characterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest shareholders. This standard is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.

In December, 2007, the FASB issued FASB ASC 805 (Prior authoritative literature: SFAS No. 141(R), “Business Combinations”), which established the principles and requirements for how an

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.     Recent Accounting Pronouncements (continued)

acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FASB ASC 805 also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. FASB ASC 805 is effective the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard beginning January 1, 2009 and does not believe it has a material impact in its financial statements.
In March 2007, FASB ASC 715-60 (Prior authoritative literature:  EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements”). FASB ASC 715-60 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. FASB ASC 715-60 is effective for fiscal years beginning after December 15, 2007. The adoption of FASB ASC 715-60 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, FASB ASC 825-10 (Prior authoritative literature:  Statement of Financial Accounting Standards No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115  ,”) was issued. This standard allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. The provisions of this standard were effective as of the beginning of fiscal year 2008, with early adoption permitted. The adoption of FASB ASC 825-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued FASB ASC 820-10 (Prior authoritative literature:  FASB Statement 157, “Fair Value Measurements”). FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820-10 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FASB ASC 820-10 does not require any new fair value measurements. However, for some entities, the application of FASB ASC 820-10 will change current practice. The changes to current practice resulting from the application of FASB ASC 820-10 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. The provisions of FASB ASC 820-10 are effective as of January 1, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. However, delayed application of this statement is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 820-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, FASB issued FASB ASC 740-10 (Prior authoritative literature:   FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109, “Accounting for Income Taxes”.  FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition,

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.     Recent Accounting Pronouncements (continued)

classification, interest and penalties, accounting in interim periods, disclosure, and transition. FASB ASC 740-10 is effective for fiscal years beginning after December 15, 2006. The adoption of FASB ASC 740-10 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

p.     Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risks consist of cash and cash equivalents.  The Company places cash and cash equivalents at well known quality financial institutions.  Cash and cash equivalents at banks are insured by the Federal Deposit Insurance Corporation for up to $250,000.  The Company did not have any cash or cash equivalents in excess of this amount at December 31, 2009 and 2008.

q.	Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
-
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
-
Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

r.      Subsequent Events

 The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no such events that would have a material impact on the financial statements.

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2-       NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following:
	December 31, 2009	December 31, 2008
` Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $.10 per share.	$450,000	$450,000
Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	20,000	20,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand.	185,166	175,666
Notes payable to a related individual, unsecured, interest at 13%, due on demand.	21,500	21,500
Total notes payable - related parties	676,666	667,166
Less: current portion	(676,666)	(667,166)
Long-term notes payable - related parties	$-	$-
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2010		$667,666
Total		$667,666

Accrued interest on notes payable for the years ended December 31, 2009 and 2008 was $742,747 and $646,264, respectively.

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

NOTE 5 -        OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.  The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those

Table of Contents to Financial Statements
SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 -	OPTIONS AND WARRANTS (Continued)

options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  No stock options or warrants were granted during 2009.  At December 31, 2009 all options had been cancelled.

Employee Stock Options

The following tables summarize the information regarding employee stock options at December 31, 2008:

Outstanding at December 31, 2007	8,750,000
Granted	-
Expired	(8,750,000)
Exercised	-
Options outstanding at December 31, 2008	-

       The following tables summarize the information regarding employee stock options at December 31, 2009:

Outstanding at December 31, 2008	-
Granted	-
Expired	-
Exercised	-
Options outstanding at December 31, 2009	-

NOTE 6 -        OPERATING LEASES

The Company leased a storage unit on a month to month basis.  The lease was cancelled by the Company during 2009.  Rental expense for the years ended December 31, 2009 and 2008 was $234 and $1,404, respectively.

NOTE 7 -        GOING CONCERN
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2009 of approximately $24,125,000, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2010 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small startup technology-oriented companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs

Table of Contents to Financial Statements

SPORTSNUTS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

NOTE 8 -        RELATED PARTY TRANSACTIONS

From time to time, the Company makes advances to a related company which has common management.  These advances are short term in nature and due on demand.  The Company made advances of $54,787 and received payments on these advances of $45,879 during the year ended December 31, 2008.  The balance receivable at December 31, 2008 was $25,303.  These transactions were part of the subsidiary company Rocky Mountain Sports Alliance (RMSA).  As part of the sale and discontinuation of the subsidiary, these amounts went with RMSA.  These advances are not loaned to any officer or director of the Company.

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed.  These unreimbursed expenses are disclosed as due to related parties.  The amount of unreimbursed expenses incurred were $-0- and $894 during the years ended December 31, 2009 and 2008, respectively.  The balance due at December 31, 2009 and 2008 was $167,664 and $167,555, respectively.  Accrued interest on these amounts was $79,150 and $59,030 for the years ended December 31, 2009 and 2008, respectively.

NOTE 9 -        DISCONTINUED OPERATIONS

During the year ended December 31, 2009, the Company sold its wholly owned subsidiary, Rocky Mountain Sports Alliance, Inc. (RMSA) for $1 to the previous owner of RMSA.  There have been little or no operations in RMSA for the past several years.  As part of the sale, all assets and liabilities of RMSA were transferred with the sale of the subsidiary.  The Company has accounted for these operations as discontinued.  The loss from the discontinued operations was $9,681 which represents the original investment in the subsidiary.

Table of Contents to Financial Statements

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Table of Contents to Financial Statements

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Pursuant to the Company's Delaware Certificate of Incorporation and Bylaws, the Company's Board of Directors (the "Board") has been divided into three classes, with only a single class subject to re-election each year.  The initial re-election of the Board under this procedure requires the directors to be nominated to serve a one-, two-, or three-year term.  Thereafter, any director, whether elected or re-elected, will serve a three-year term.  Each of the Company’s eight directorships has been divided  into one of these three classes, with one class containing two directorships and two classes containing three directorships.  John D. Thomas, age 37, is the Chief Executive Officer of the Company and currently the only executive officer of the Company and the only member of the Board of Directors.  A short summary of Mr. Thomas’ business experience is below.  His term of office will expire at the next annual shareholders meeting.  No annual shareholders’ meeting is planned for the year 2009.

John D. Thomas, J.D., age 37, Mr. Thomas has served as corporate counsel for SportsNuts, Inc., since January, 2005.  Mr. Thomas practices law specializing in general corporate law and mergers and acquisitions for his law firm, John D. Thomas P.C.  Since December, 2008, Mr. Thomas has served as a member of the board of directors and chairman of the audit committee of Bayhill Capital, Inc. (BYHL.OB),  a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  Since July, 2009, Mr. Thomas has served as a member of the board of directors of Tremont Fair, Inc. (TMTF.OB) a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  He has also been general legal counsel for Cancer Therapeutics, Inc., a filer of reports pursuant to Sections 13(a)

Table of Contents to Financial Statements

and 15(d) of the Securities Exchange Act of 1934, since May, 2004.  Prior to his association with Cancer Therapeutics, Mr. Thomas practiced general corporate law for various clients from May, 2003 until the present and from November 1999 until August 2002.  Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah. In August, 2009, Mr. Thomas entered into a settlement with the Commodity Futures Trading Commission wherein Mr. Thomas consented to an order of permanent injunction from his future involvement in commodity pools trading and commodities operations.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2009, the Board held no formal meetings during the fiscal year ended December 31, 2009.

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

For the 2009 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11:  EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding the annual and long-term compensation for services rendered in all capacities during the fiscal year ended December 31, 2009,

Table of Contents to Financial Statements
2008, and 2007 of those persons who were the Company’s Chief Executive Officer and other executive officers of the Company.

Summary Compensation Table

	Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation
John D. Thomas	2009	$0	$0	$0	$0
CEO	2008	$0	$0	$0	$0
Kenneth Denos	2007(1)	$100,000	$0	$0	$0

(1) Represents $100,000 in earned but unpaid salary during 2007.

Aggregated Option Exercises in Last Fiscal Year and Year End Option Values

			Number of Unexercised Options at December 31, 2009	Value of Unexercised In-the-Money Options at December 31, 2009(1)
Name	Shares Acquired On Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable
Kenneth Denos	0	0	1,000,000/0	0/0
Kenneth Denos	0	0	9,000,000/0	0/0

(1)  Based on the closing sales price of the Common Stock on the NASD Electronic Bulletin Board on December 31, 2008 of $0.00131.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock (par value $0.002 per share) as of March 23, 2010 by (i) each person (or group of affiliated persons) who is known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s Common Stock, (ii) each person who has served as a director or executive officer of the Company during the calendar year 2009, and (iii) all persons who have served as a director or executive officer of the Company during the calendar year 2009 as a group.  As of such date, the Company had 121,321,086 shares of Common Stock outstanding.  Unless indicated otherwise, the

Table of Contents to Financial Statements

address for each officer, director, and 5% shareholder is c/o the Company, 10757 South, River Front Parkway, South Jordan, Utah 84095.

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

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 121,321,086 shares of Common Stock outstanding as of March 31, 2009, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

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

Table of Contents to Financial Statements

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

(c) Possible Change of Control.

To reduce the Company’s debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2010, depending upon the agreement of various creditors of the Company.  These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years.  Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company’s larger creditors.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During 2000-2009 and up to the date of this filing, Kenneth I. Denos, the former Chief Executive Officer of the Company, made various loans to the Company in his personal capacity and through a professional corporation controlled by Mr. Denos.  These loans, aggregating $86,500, were made for working capital purposes, are due upon demand, and bear interest at the rate of ten percent (10%) per annum until repaid.

Since May 2000, Kenneth I. Denos, the Company’s Former Chief Executive Officer, has not been paid a salary for his services, although his salary payment obligation has been accrued on the books of the Company.  As of December 31, 2009, such accrued payroll liability and related expenses totaled $1,030,762.  Accordingly, the Company may seek to convert some or all of Mr. Denos’ payroll liability into stock of the Company, the result of which could be the issuance of a substantial number of shares of Common Stock and substantial dilution to current stockholders.

Table of Contents to Financial Statements

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

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the Company by Chisholm, Bierwolf, Nilson & Morrill, LLC for 2009, and Bouwhuis, Morrill & Company, LLC, for 2008 for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and 2008, and all fees billed for other services rendered during those periods.

Year Ended December 31	2009	2008

Audit Fees(1)	11,000	7,100
Audit-Related Fees(2)	0	0
Tax Fees(3)	0	0
All Other Fees(4)	______ 0______	______0______

Total Accounting Fees and Services	$ 11,000	$ 7,100

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

Table of Contents to Financial Statements

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

Report of Chisholm, Bierwolf, Nilson & Morrill, LLC, Independent Accountants, on Financial Statement Schedules for 2008.

Report of Bouwhuis Morrill & Company, LLC, Independent Accountants, on Financial Statement Schedules for 2007.

(3)	Exhibits

See “Index to Exhibits.”

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2009.

Table of Contents to Financial Statements

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

Table of Contents to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSNUTS, INC.

Dated March 31, 2010	By:	/s/ John D. Thomas
John D. Thomas
Chief Executive Officer

Table of Contents to Financial Statements