Form 10-Q
period 2010-03-31
SPORTSNUTS  INC
filed 2010-05-14
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-14477

FUELSTREAM, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	87-0561426
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

10757 South, River Front Parkway, Suite 125
South Jordan, Utah	84095
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2510
(Issuer’s Telephone Number)
SportsNuts, Inc.
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 10, 2010, the Company had outstanding 1,213,475 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2010.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$315	$519

Total Current Assets	315	519

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$315	$519

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$8,082	$11,415
Due to related parties	167,826	167,664
Accrued expenses	2,342,523	2,313,546
Notes payable - related parties	683,766	676,666

Total Current Liabilities	3,202,197	3,169,291

TOTAL LIABILITIES	3,202,197	3,169,291

STOCKHOLDERS' DEFICIT

Common stock, $0.002 par value; 200,000,000 shares
authorized, 1,216,749 shares issued and outstanding,
retroactively restated	2,434	2,434
Additional paid-in capital	20,954,252	20,954,252
Accumulated deficit	(24,158,568)	(24,125,458)

Total Stockholders' Deficit	(3,201,882)	(3,168,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$315	$519

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

NET SALES	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	-	32,295
Professional fees	3,675	6,457
Selling, general and administrative	417	415

Total Selling, General and
Administrative Expenses	4,092	39,167

LOSS FROM OPERATIONS	(4,092)	(39,167)

OTHER INCOME (EXPENSES)

Interest expense	(29,018)	(29,169)
Other income	-	330

Total Other Income (Expenses)	(29,018)	(28,839)

LOSS BEFORE INCOME TAXES	(33,110)	(68,006)

INCOME TAX EXPENSE	-	-

NET LOSS	$(33,110)	$(68,006)

BASIC AND DILUTED:
Net loss per common share	$(0.03)	$(0.06)

Weighted average shares outstanding	1,216,749	1,216,749

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,110)	$(68,006)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	-	(330)
Advances due from related party	-	23,941
Accounts payable and accrued expenses	25,644	67,931
Due to related parties	162	-

Net Cash Provided (Used) by Operating Activities	(7,304)	23,536

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	-	556
Payments on line of credit	-	(23,941)
Proceeds from notes payable - related parties	7,100	1,500

Net Cash Provided (Used) by Financing Activities	$7,100	$(21,885)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(204)	$1,651

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	1,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$315	$2,685

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$42	$561
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
March 31, 2010

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2009, the Company has an accumulated deficit of $24,125,458 from inception of the Company through December 31, 2009.  The accumulated deficit as of March 31, 2010 was $24,158,568 and the total stockholders’ deficit at March 31, 2010 was $3,201,882 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 -	SUBSEQUENT EVENTS

On April 9, 2010, the Company changed its name to Fuelstream, Inc. and filed a Restated Certificate of Incorporation with the state of Delaware.  The majority of the shareholders consented to the name change on April 6, 2010 and notice to the non-consenting shareholders was sent in accordance with Delaware law.

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
March 31, 2010

NOTE 3 -	SUBSEQUENT EVENTS (Continued)

Furthermore, the majority of the Company shareholders decided to effect a reverse split of the Company’s common shares.  Effective at the close of business on April 28, 2010, for every one hundred (100) shares of common stock of the Company held, each shareholder received one (1) share of the Company’s common stock.  Fractional shares were rounded up to the nearest one (1) share of common stock of the Company.  All references to common stock have been restated to reflect the reverse split.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events, than those noted above, that would have a material impact on the financial statements.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended March 31, 2010 and 2009.

Revenues.  The Company generated net revenues of $-0- during the three months ended March 31, 2010 and 2009.  There is typically very little activity during the first quarter of the year with regards to event management and online registrations.  Following the spin-off of Secure Networks on March 1, 2007, the Company’s sole source of revenues will be related to sports events and services rendered pursuant thereto. Accordingly, the Company anticipates that future overall consolidated revenues will likely be substantially lower than in prior periods.  Management therefore believes that SportsNuts is considered a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Cost of Sales.  Cost of sales for the three months ended March 31, 2009 and 2008 were $-0-.  Zero cost of sales correlates to the zero revenues during the first quarters of 2009 and 2008.  Costs of sales consist of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses were $-0- for the three months ended March 31, 2010, compared to $32,295 during the first quarter of 2009.  The expense amount for the quarter ended March 31, 2009 consists of the accruals of salaries and related payroll taxes.  Due to the lack of operations and cash flows, the Company discontinued the accrual of salaries as of January 1, 2010.  No salaries or consulting expenses were actually paid during the first three months of 2010 and 2009.  The Company anticipates salaries and consulting expenses to remain about the same levels in the future unless increased business warrants the hiring of more personnel.

Professional Fees.  Professional fees for the three months ended March 31, 2010 were $3,675, compared to $6,457 during the first quarter of 2009.  Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC.  The Company anticipates that professional fees will remain about the same levels as the Company goes into “shell” status.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2010 were $417, compared to $415 during the first quarter of 2009.  The Company anticipates that selling, general and administrative expenses will continue to decrease as operations decrease.

Other Income (Expense).  The Company had net other expenses of $29,018 for the three months ended March 31, 2010 compared to net other expenses of $28,839 during the first quarter of 2009.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of March 31, 2010, the Company’s primary source of liquidity consisted of $315 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2010 of $3,201,882 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2010 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Likely Change of Control.  Because the amount of liabilities of the Company exceeds its present market capitalization, the conversion of certain of these liabilities could affect a change of control of the Company in favor of creditors of the Company which could include Kenneth Denos, the Company’s former Chief Executive Officer, who is owed as at March 31, 2010 an aggregate of approximately $1,300,000, consisting of unpaid salary, promissory notes and interest, and unpaid expenses undertaken on behalf of the Company.

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

As of March 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 9, 2010, the Company changed its name to Fuelstream, Inc. and filed a Restated Certificate of Incorporation with the state of Delaware.  The majority of the shareholders consented to the name change on April 6, 2010 and notice to the non-consenting shareholders was sent in accordance with Delaware law.

Furthermore, the majority of the Company shareholders decided to effect a reverse split of the Company’s common shares.  Effective at the close of business on April 28, 2010, for every one hundred (100) shares of common stock of the Company held, each shareholder received one (1) share of the Company’s common stock.  Fractional shares were rounded up to the nearest one (1) share of common stock of the Company.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

         The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)
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

(1) Filed as an Exhibit to the Company’s Form 8-K, filed with the Commission on April 8, 2010.

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

FUELSTREAM, INC.
Date: May 15, 2010	BY: /S/ John D. Thomas
John D. Thomas
Chief Executive Officer