Form 10-Q
period 2010-06-30
Fuelstream INC
filed 2010-08-23
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of August 20, 2010, the Company had outstanding 51,216,749 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$145	$519

Total Current Assets	145	519

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$145	$519

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$42,034	$11,415
Due to related parties	168,454	167,664
Accrued expenses	2,397,460	2,313,546
Notes payable - related parties	683,766	676,666

Total Current Liabilities	3,291,714	3,169,291

TOTAL LIABILITIES	3,291,714	3,169,291

STOCKHOLDERS' DEFICIT

Preferred stock, $0.002 par value; 20,000,000 shares
authorized, 200 and -0- shares issued and outstanding	-	-
Common stock, $0.002 par value; 200,000,000 shares
authorized, 51,216,749 and 1,216,749 shares issued
and outstanding, retroactively restated	102,434	2,434
Additional paid-in capital	26,004,252	20,954,252
Accumulated deficit	(29,398,255)	(24,125,458)

Total Stockholders' Deficit	(3,291,569)	(3,168,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$145	$519

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

NET SALES	$-	$25	$-	$25

COST OF SALES	-	-	-	-

GROSS MARGIN	-	25	-	25

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	5,175,645	32,295	5,175,645	64,590
Professional fees	5,278	2,150	8,953	8,607
Selling, general and administrative	29,472	436	29,889	851

Total Selling, General and
Administrative Expenses	5,210,395	34,881	5,214,487	74,048

LOSS FROM OPERATIONS	(5,210,395)	(34,856)	(5,214,487)	(74,023)

OTHER INCOME (EXPENSES)

Interest expense	(29,292)	(29,504)	(58,310)	(58,673)
Other income	-	-	-	330

Total Other Income (Expenses)	(29,292)	(29,504)	(58,310)	(58,343)

LOSS BEFORE INCOME TAXES	(5,239,687)	(64,360)	(5,272,797)	(132,366)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(5,239,687)	$(64,360)	$(5,272,797)	$(132,366)

BASIC AND DILUTED:
Net loss per common share	$(0.25)	$(0.05)	$(0.47)	$(0.11)

Weighted average shares outstanding	20,996,969	1,216,749	11,161,500	1,216,749

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,272,797)	$(132,366)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	5,000,000	-
Preferred stock issued for services	150,000
Changes in operating assets and liabilities:
Accounts receivable	-	(330)
Advances due from related party	-	5,812
Accounts payable and accrued expenses	114,533	130,151
Due to related parties	790	-

Net Cash Provided (Used) by Operating Activities	(7,474)	3,267

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	-	23,014
Payments on line of credit	-	(26,312)
Proceeds from notes payable - related parties	7,100	1,500

Net Cash Provided (Used) by Financing Activities	$7,100	$(1,798)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(374)	$1,469

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	1,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$145	$2,503

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$42	$1,173
Income taxes	$-	$-

Non-cash activity:

Common stock issued for services	$5,000,000	$-
Preferred stock issued for services	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2010

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2009, the Company has an accumulated deficit of $24,125,458 from inception of the Company through December 31, 2009.  The accumulated deficit as of June 30, 2010 was $29,398,255 and the total stockholders’ deficit at June 30, 2010 was $3,291,569 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

NOTE 3 -	LEASE PURCHASE AGREEMENT

On May 10, 2010, the Company entered into a lease purchase agreement to lease and subsequently acquire a fuel barge and tug boat (“Vessels”) to deliver fuel and other petrochemicals throughout the Gulf coast and the Caribbean.  The agreement requires a lease payment of 10% of the net revenues associated with the operation of the Vessels for a period of

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2010

NOTE 3 -	LEASE PURCHASE AGREEMENT (Continued)

eighteen months after operations begin.  While the Company has the right to operate the Vessels, it has an unconditional obligation to pay certain cash installment payments to the seller of the Vessels, equal to $1,200,000 in the aggregate, during the twelve month period following the closing of the lease purchase agreement.  The Company is currently in default of the first installment payment of $300,000 which was due on or before the sixtieth day from the closing of the agreement.  No operations have commenced and therefore no lease payments have been made.

NOTE 4 -	MATERIAL AGREEMENTS

On April 28, 2010, the Company affected a 100:1 reverse stock split.  Fractional shares were rounded up to the nearest one share of common stock of the Company.  The financial statements have been retroactively restated to reflect the reverse split.

Effective May 10, 2010, the Company entered into an employment agreement with an individual with knowledge and experience in the field of fuel transportation and logistics.  Under this agreement, the Company will pay an annual salary of $180,000.  The agreement will expire one year from the date of the agreement.  As of June 30, 2010 the Company had accrued $25,645 of accrued salaries related to this agreement.

During the quarter ended June 30, 2010, the Board approved the issuance of 50,000,000 shares of common stock to a newly appointed officer of the Company.  The Company recognized salary and consulting expense of $5,000,000 based on the market price of the stock on the date of issuance.

During the quarter ended June 30, 2010, the Company issued 200 shares of preferred stock to the sole director of the Company for services rendered to the Company.  The preferred shares are entitled to one million votes per share but do not have any rights of conversion into shares of common stock.  Pursuant to Delaware General Corporate Law, the holder of the preferred stock cannot take any action to benefit him personally as a shareholder without the vote of a majority of the common shareholders.  Pursuant to this issuance the Company recognized salary and consulting expense of $150,000.

NOTE 5 -	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events that would have a material impact on the financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of Fuelstream, Inc. (hereafter, “Fuelstream” or the “Company”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein.  This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language.  Actual results could differ materially from those projected in the forward looking statements.  Prospective investors should carefully consider the information set forth above under the caption "Risk Factors" in addition other to the information set forth herein.  The Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

Fuelstream is a fuel transportation and logistics company which seeks to diversify its operations internationally as well as into hydrocarbon exploration and production.  The Company was a sports management and marketing company until it changed its name to Fuelstream and, on May 10, 2010, entered into a lease purchase agreement (“Lease Purchase Agreement”) to lease and subsequently acquire a fuel barge and tug  boat (collectively, the “Vessels”) as well as additional ships.  The Company operates the Vessels out the port of San Leon, Texas, and seeks to deliver fuel and other petrochemicals throughout the Gulf coast and the Caribbean.  While the Company has the right to operate the Vessels, it has an unconditional obligation to pay certain cash installment payments to the seller of the Vessels, equal to $1,200,000 in the aggregate, during the twelve month period following the closing of the Lease Purchase Agreement.

The Company’s principal sources of revenues are expected to result from the gross selling price of fuel delivery contracts.  Expenses which comprise the costs of goods sold are expected to include the acquisition price of fuel transported, as well as operational and staffing costs of the vessels used for delivery.  General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses.  Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

To date, the Company has not yet generated any revenues related to its new business but has incurred docking fees for the two vessels described above.

Prior to becoming a fuel transportation and logistics company, the Company’s principal sources of revenues were (i) online services targeted to sports organizations and members, and (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events.

The ability to generate revenues during the year 2010 and beyond depends substantially upon the Company’s resources available in order to acquire fuel for the Vessels, operate the Vessels, and make the installment payments for the Vessels as provided in the Lease Purchase Agreement.  Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding.  If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired and it may be in breach of, or default upon, its obligations under the Lease Purchase Agreement.

Because the company has incurred losses, income tax expenses are immaterial.  No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years.  The Company anticipates incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended June 30, 2010 and 2009.

Revenues.  The Company generated net revenues of $-0- and $25 during the three and six months ended June 30, 2010 and 2009.  In the future, the Company’s sole source of revenue is expected to be related to fuel delivery and transportation contracts.

Cost of Sales.  Cost of sales for the three and six months ended June 30, 2010 and 2009 were $-0-.  No cost of sales correlates to the minimal to no revenues during the first six months of 2010 and 2009.  Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals transported, as well as operational and staffing costs for the transportation Vessels. Prior to becoming a fuel transportation and logistics company, historical costs of sales consisted of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses were $5,175,645 for the three months ended June 30, 2010, compared to $32,295 during the second quarter of 2009.  For the six months ended June 30, 2010, salaries and consulting expenses were $5,175,645 compared to $64,590 for the six months ended June 30, 2009.  During the six months ended June 30, 2010, the Company issued 50,000,000 shares of common stock to the Company’s new Chief Executive Officer as compensation.  The market value of the stock on the date of issuance was $5,000,000.  The Company also issued 200 shares of preferred stock to an officer of the Company for services rendered in the amount of $150,000.  These amounts have been recorded as salaries expense during the period ended June 30, 2010.  The expense amount for the six months ended June 30, 2009 consists of the accruals of salaries and related payroll taxes.  No cash salaries or consulting expenses were actually paid during the first six months of 2010 and 2009.

Professional Fees.  Professional fees for the three months ended June 30, 2010 were $5,278, compared to $2,150 during the second quarter of 2009.  For the six months ended June 30, 2010, professional fees were $8,953 compared to $8,607 for the six months ended June 30, 2009.  Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC.  The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended June 30, 2010 were $29,472, compared to $436 during the second quarter of 2009.  For the six months ended June 30, 2010, selling, general and administrative expenses were $29,889 compared to $851 for the six months ended June 30, 2009.  During the quarter ended June 30, 2010, the Company incurred docking fees of $28,940 related to the vessels purchased as described in the Lease Purchase Agreement in the Overview section above.  The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense).  The Company had net other expenses of $29,292 for the three months ended June 30, 2010 compared to $29,504 during the second quarter of 2009.  For the six months ended June 30, 2010, the Company had net other expenses of $58,310 compared to net other expenses of $58,343 during the first six months of 2009.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of June 30, 2010, the Company’s primary source of liquidity consisted of $145 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2010 of $3,291,569 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2010 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of June 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.           RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 25, 2010 Fuelstream, Inc. (the “Company”) issued 50,000,000 shares of its common stock to Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mark Klok, the Company’s Chief Executive Officer and an accredited investor.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that the issuance of shares to Opiuchus Holdings, Inc. was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)

31	Certification by Chief Executive Officer, Mark D. Klok, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Mark D. Klok, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FUELSTREAM, INC.
Date: August 23, 2010________________	BY: /S/ Mark Klok____________________
Mark Klok
Chief Executive Officer