Form 10-Q
period 2010-09-30
Fuelstream INC
filed 2010-11-15
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of November 8, 2010, the Company had outstanding 51,216,749 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2010.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	September30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$402	$519

Total Current Assets	402	519

PROPERTY AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$402	$519

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$93,914	$11,415
Due to related parties	168,508	167,664
Accrued expenses	2,472,125	2,313,546
Notes payable	5,000	-
Notes payable - related parties	684,066	676,666

Total Current Liabilities	3,423,613	3,169,291

TOTAL LIABILITIES	3,423,613	3,169,291

STOCKHOLDERS' DEFICIT

Preferred stock, $0.002 par value; 20,000,000 shares
authorized, 200 and -0- shares issued and outstanding	-	-
Common stock, $0.002 par value; 200,000,000 shares
authorized, 51,216,749 and 1,216,749 shares issued
and outstanding, retroactively restated	102,434	2,434
Additional paid-in capital	26,004,252	20,954,252
Accumulated deficit	(29,529,897)	(24,125,458)

Total Stockholders' Deficit	(3,423,211)	(3,168,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$402	$519

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET SALES	$-	$4,021	$-	$4,046

COST OF SALES	-	2,426	-	2,426

GROSS MARGIN	-	1,595	-	1,620

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	45,000	32,295	5,220,645	96,885
Professional fees	48,123	1,500	57,076	10,107
Selling, general and administrative	8,838	380	38,727	1,231

Total Selling, General and
Administrative Expenses	101,961	34,175	5,316,448	108,223

LOSS FROM OPERATIONS	(101,961)	(32,580)	(5,316,448)	(106,603)

OTHER INCOME (EXPENSES)

Interest expense	(29,681)	(29,251)	(87,991)	(87,924)
Other income	-	-	-	330

Total Other Income (Expenses)	(29,681)	(29,251)	(87,991)	(87,594)

LOSS BEFORE INCOME TAXES	(131,642)	(61,831)	(5,404,439)	(194,197)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(131,642)	$(61,831)	$(5,404,439)	$(194,197)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.05)	$(0.22)	$(0.16)

Weighted average shares outstanding	51,216,749	1,216,749	24,659,972	1,216,749

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,404,439)	$(194,197)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	5,000,000	-
Preferred stock issued for services	150,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(330)
Advances due from related party	-	5,812
Accounts payable and accrued expenses	241,078	184,814
Due to related parties	844	-

Net Cash Used by Operating Activities	(12,517)	(3,901)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	-	23,014
Payments on line of credit	-	(26,312)
Proceeds from notes payable	5,000
Proceeds from notes payable - related parties	7,400	9,500

Net Cash Provided by Financing Activities	$12,400	$6,202

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(117)	$2,301

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	1,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$402	$3,335

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$59	$1,178
Income taxes	$-	$-

Non-cash activity:

Common stock issued for services	$5,000,000	$-
Preferred stock issued for services	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on March 31, 2010.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2009, the Company has an accumulated deficit of $24,125,458 from inception of the Company through December 31, 2009.  The accumulated deficit as of September 30, 2010 was $29,529,897 and the total stockholders’ deficit at September 30, 2010 was $3,423,211 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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
September 30, 2010

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

Effective May 10, 2010, the Company entered into an employment agreement with an individual with knowledge and experience in the field of fuel transportation and logistics.  Under this agreement, the Company will pay an annual salary of $180,000.  The agreement will expire one year from the date of the agreement.  As of September 30, 2010 the Company had accrued $70,645 of accrued salaries related to this agreement.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the periods ended September 30, 2010 and 2009.

Revenues.  The Company generated net revenues of $-0- during the three months ended September 30, 2010 compared to $4,021 during the third quarter of 2009.  For the nine months ended September 30, 2010 the Company generated net revenues of $-0- compared to $4,046 for the nine months ended September 30, 2009.  In the future, the Company’s sole source of revenue is expected to be related to fuel delivery and transportation contracts.

Cost of Sales.  Cost of sales for the three and nine months ended September 30, 2010 and 2009 were $-0- and $2,426 respectively.  No cost of sales correlates to the no revenues during the first nine months of 2010.  Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals transported, as well as operational and staffing costs for the transportation Vessels. Prior to becoming a fuel transportation and logistics company, historical costs of sales consisted of online registration services, sales commissions paid in connection with sports events and other event administration costs.

Salaries and Consulting Expenses.  Salaries and consulting expenses were $45,000 for the three months ended September 30, 2010, compared to $32,295 during the third quarter of 2009.  For the nine months ended September 30, 2010, salaries and consulting expenses were $5,220,645 compared to $96,885 for the nine months ended September 30, 2009.  During the six months ended June 30, 2010, the Company issued 50,000,000 shares of common stock to the Company’s new Chief Executive Officer as compensation.  The market value of the stock on the date of issuance was $5,000,000.  The Company also issued 200 shares of preferred stock to an officer of the Company for services rendered in the amount of $150,000.  These amounts have been recorded as salaries expense during the nine months ended September 30, 2010.  The expense amount for the nine months ended September 30, 2009 consists of the accruals of salaries and related payroll taxes.  No cash salaries or consulting expenses were actually paid during the first nine months of 2010 and 2009.

Professional Fees.  Professional fees for the three months ended September 30, 2010 were $48,123, compared to $1,500 during the third quarter of 2009.  For the nine months ended September 30, 2010, professional fees were $57,076 compared to $10,107 for the nine months ended September 30, 2009.  Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC.  The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended September 30, 2010 were $8,838, compared to $380 during the third quarter of 2009.  For the nine months ended September 30, 2010, selling, general and administrative expenses were $38,727 compared to $1,231 for the nine months ended September 30, 2009.  During the quarter ended June 30, 2010, the Company incurred docking fees of $28,940 related to the vessels purchased as described in the Lease Purchase Agreement disclosed in the Form 10-Q for the six months ended June 30, 2010.  The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense).  The Company had net other expenses of $29,681 for the three months ended September 30, 2010 compared to $29,251 during the third quarter of 2009.  For the nine months ended September 30, 2010, the Company had net other expenses of $87,991 compared to net other expenses of $87,594 during the first nine months of 2009.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of September 30, 2010, the Company’s primary source of liquidity consisted of $402 in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2010 of $3,423,211 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2010 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of September 30, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

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

FUELSTREAM, INC.

Date: November 15, 2010	By:	/s/ Mark Klok
Mark Klok
Chief Executive Officer