Form 10-Q/A
period 2010-03-31
Fuelstream INC
filed 2011-02-04
CIK 1024920

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of February 2, 2011, the Company had outstanding 51,216,749 shares of common stock, par value $0.002 per share.

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

Securities Eligible for Public Trading.  Of the 51,216,749 shares of the Company’s Common Stock outstanding at February 2, 2011, approximately 1,216,749 are freely tradable or immediately eligible for resale under Rule 144 promulgated pursuant to the Securities Act of 1933, as amended.  Sales of substantial amounts of freely tradable stock in the public market could adversely affect the market price of the Common Stock.  The Company has also filed a registration statement with respect to its 2000 Stock Option Plan, the result of which could be the sale of a significant number of shares in the public market, and consequently, an adverse effect upon the public trading price of the Company’s Common Stock.

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

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatementson a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)
21.1	Subsidiaries of the Registrant.(3)
31	Certification by Chief Executive Officer and Principal Executive Officer , Mark D. Klok, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Principal Executive Officer, Mark D. Klok, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Form 8-K, filed with the Commission on April 8, 2010.

(2) Filed as an Exhibit to the Company’s quarterly report on Form 10-QSB, filed with the Commission on August 14, 2001.

(3) Filed as an Exhibit to the Company’s quarterly report on Form 10-QSB, filed with the Commission on March 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: February 4, 2011________________	BY: /S/ Mark D. Klok____________________
Mark D. Klok
Chief Executive Officer