Form 10-K
period 2010-12-31
Fuelstream INC
filed 2011-04-15
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 333-14477

FUELSTREAM, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0561426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11650 South State Street, Suite 240 Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

(801) 816-2510
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-accelerated filer  ☐                                                      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the Electronic Bulletin Board, the aggregate market value of the common stock of Fuelstream, Inc. held by non-affiliates as of June 30, 2010 was $85,172.

As of April 13, 2011 there were 51,216,749 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

            Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.  BUSINESS.

Company History

Fuelstream, Inc. (hereafter, “Fuelstream” or the “Company”) was incorporated in the State of Delaware on July 12, 1996.

Prior to April 2010, the Company had operated under the name of “SportsNuts, Inc.” and had been primarily engaged in sports marketing and management.  During 2006 and 2007, the Company’s revenues and operations decreased substantially and the Company became a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  In April 2010, the Company underwent a reorganization to change its management and business model as further described herein, and changed its name to “Fuelstream, Inc.”

Plan of Operation

Fuelstream is a fuel transportation and logistics company which brokers the sale and distribution of aviation and other fuels to corporate and commercial consumers.  On May 10, 2010, the Company entered into a lease purchase agreement (“Lease Purchase Agreement”) to lease and subsequently acquire a fuel barge and tug  boat (collectively, the “Vessels”) as well as additional ships.  The Lease Purchase Agreement was terminated on November 15, 2010.  The Company did not generate any revenues pursuant to the Lease Purchase Agreement, but incurred docking fees of $67,500 for the two Vessels described above.

On March 17, 2011, the Company entered into a letter of intent with the sole shareholder of Aviation Fuel International, Inc. (“AFI”), a Florida corporation, to acquire all of the shares of AFI.  AFI is an in-wing supplier of aviation fuel to corporate and commercial aircraft.  The letter of intent contemplates that the Company and the shareholder of AFI will prepare and execute definitive agreements regarding the acquisition within the coming weeks.  The material terms of such acquisition, if concluded, will likely include the following:

(i)   the payment to the AFI shareholder of up to $2 million in cash within a prescribed period of time following the closing;

(ii)   the issuance of shares of the Company’s capital stock to the AFI shareholders; and

(iii)   the employment of certain principals of AFI to continue to manage and develop the AFI business following the acquisition.

The acquisition will be subject to certain conditions, including due diligence by the relevant parties and the completion of audits of AFI necessary for consolidation with the financial results of the Company.

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture.  Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof.  The Company has already contributed $69,500 toward its working capital obligation under the Joint Venture.  AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company.  The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future.  A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011 and is incorporated herein by reference.

The Company’s principal sources of revenues are expected to result from the gross selling price of fuel delivery contracts.  Expenses which comprise the costs of goods sold are expected to include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery.  General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses.  Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

Prior to changing its business model to become a fuel transportation and logistics company, the Company’s principal sources of revenues were (i) online services targeted to sports organizations and members, and (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events.

The ability to generate revenues during the year 2011 and beyond depends substantially upon the Company’s resources available in order to complete the acquisition of AFI or otherwise commence operations as a supplier of fuel and logistics.  Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding.  If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired and it may be unable to continue operations.

Because the company has incurred losses, income tax expenses are immaterial.  No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years.  The Company anticipates incurring additional losses during the coming year.

Market

Aircraft utilization, whether for passengers, freight, or corporate use, is closely correlated with the strength and growth of the U.S. economy.  According to the FAA Aerospace Forecast for Fiscal Years 2006 to 2017, the U.S. economy will grow at an average annual rate of 3% for the next ten years.  The world economy is expected to increase at an average annual rate of 3.1% over the same period.  Long-term economic growth is predicted to be strong in Latin America and the Asia/Pacific regions with 3.8% and 3.6% average annual growth, respectively.  More impressive is the forecasted growth for China, with a population of 1.3 billion, and India, with a population of 1.1 billion.  Each of these country’s economies is expected to grow at an average annual rate of

5.8%.  The FAA predicts that airline passenger growth in these regions will grow the fastest at 7.0% and 4.9% respectively.  Closer to home, the study forecasts that passenger growth in the Atlantic markets will grow at 4.3% and Canadian trans-boarder markets will grow at 3.7% annually.

U.S. commercial air cargo revenue ton-miles (RTM’s) are expected to grow at an average annual rate of 5.2% through 2017.  The FAA forecasts jet fuel consumption to increase to an average annual rate of 3.7% for air carriers and 8.6% for general aviation for a weighted average total of 4.0% annually through the year 2017.

The Company expects that, if it is able to commence operations as a distributor and supplier of fuel, the largest segment of its business will be with all-cargo freight carriers.  This particular segment of the industry has increased its share of the freight market from 65% to 81% over the past ten years.  There are a number of recent factors that account for the relative growth of the all-cargo sector.  One such factor was the October 2001 FAA security directive that strengthened security standards for transporting cargo on passenger flights.  A second factor was the decision of the U.S. Postal Service to use all-cargo carriers as a means to improve control over mail delivery.  The all-cargo operator’s share of the cargo market is forecast to increase to 84% by 2017.

The Company also intends to service the general aviation and corporate markets.  The FAA Aerospace Forecast projects that the general aviation turbine powered aircraft fleet will grow 4% annually through 2017, Moreover the very light jet (VLJ) category is forecast to grow by 500 aircraft per year over the same time period.  U.S. general aviation turbo jet air taxi hours flown is forecast to increase at an annual rate of 10.2% through 2017.

Competition

The fuel supply and logistics business is highly competitive.  Our competitors and potential competitors include major oil companies, fuel resellers, fuel card companies, and independent fuel distributors of varying sizes.  Most of our competitors have greater resources than we do and therefore have greater leverage with respect to securing long-term fuel delivery and supply contracts.  We believe a high degree of competition in this industry will continue for the foreseeable future.

The Company believes that it can distinguish itself from its competition by providing precise accounting, exceptional customer service, comprehensive tax management, and competitive pricing.  While the Company intends to offer some customers credit terms, in most cases the credit lines will be secured by corporate or personal guarantees, deposits, letters of credit or other bank instruments, and liens against fueled vehicles and aircraft.

Employees

As of December 31, 2010, we had one employee and used the services of various contract personnel from time to time.  Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the fuel delivery and logistics industry.  Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business, which will likely result from our Joint Venture with AFI as described above or the contemplated acquisition of AFI by the Company.  Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Available Information

Fuelstream is subject to the information requirements of the Securities Exchange Act of 1934, as amended, and in accordance therewith files quarterly and annual reports, as well as other information with the Securities and Exchange Commission (“Commission”) under File No. 333-14477.  Such reports and other information filed with the Commission can be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 at prescribed rates, and at various regional and district offices maintained by the Commission throughout the United States.  Information about the operation of the Commission’s public reference facilities may be obtained by calling the Commission at 1-800-SEC-0330.  The Commission also maintains a website at http://www.sec.gov that contains reports and other information regarding the Company and other registrants that file electronic reports and information with the Commission.

ITEM 1A.  RISK FACTORS.

Since we are a smaller reporting company, we are not required to supply the information required by this Item 1A.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Office Facilities

We lease office space at 11650 South State Street, Suite 240, Draper, Utah 84020 on a month-to-month basis for $500 per month.  Pursuant to the Joint Venture and the anticipated acquisition of AFI as described above, our office lease costs will likely increase substantially. We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS.

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.  (Removed and Reserved).

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “FLST.OB”  The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows:

	High	Low
Year ended December 31, 2010
First quarter	$0.20	$0.09
Second quarter	$0.55	$0.02
Third quarter	$0.20	$0.07
Fourth quarter	$0.15	$0.03

Year ended December 31, 2009
First quarter	$0.35	$0.09
Second quarter	$0.22	$0.12
Third quarter	$0.25	$0.11
Fourth quarter	$0.16	$0.10

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of April 13, 2011, there were approximately 371 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 13, 2011, there were 51,216,749 shares of common stock outstanding on record with our stock transfer agent.

Dividends

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future.  The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

Sales of Unregistered Securities

On April 6, 2010, the Company issued 200 shares of its Series A Preferred Stock to John D. Thomas, a director of the Company and its former Chief Executive Officer and an accredited investor.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.

On May 25, 2010, the Company issued 50,000,000 shares of its common stock to Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mark Klok, the Company’s Chief Executive Officer and an accredited investor.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended.  All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships.  All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases.  All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations.  Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document.  The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade.  The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements.  Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section included in this Annual Report on Form 10-K.

Overview

Fuelstream seeks to become a fuel transportation and logistics company which brokers the sale and distribution of aviation and other fuels to corporate and commercial consumers.  On May 10, 2010, the Company entered into a lease purchase agreement (“Lease Purchase Agreement”) to lease and subsequently acquire a fuel barge and tug  boat (collectively, the “Vessels”) as well as additional ships.  The Lease Purchase Agreement was terminated on November 15, 2010.  The Company did not generate any revenues pursuant to the Lease Purchase Agreement, but incurred docking fees of $67,500 for the two Vessels described above.

On March 17, 2011, the Company entered into a letter of intent with the sole shareholder of Aviation Fuel International, Inc. (“AFI”), a Florida corporation, to acquire all of the shares of AFI.  AFI is an in-wing supplier of aviation fuel to corporate and commercial aircraft.  The letter of intent contemplates that the Company and the shareholder of AFI will prepare and execute definitive agreements regarding the acquisition within the coming weeks.  The material terms of such acquisition, if concluded, will likely include the following:

(i)   the payment to the AFI shareholder of up to $2 million in cash within a prescribed period of time following the closing;

(ii)   the issuance of shares of the Company’s capital stock to the AFI shareholders; and

(iii)   the employment of certain principals of AFI to continue to manage and develop the AFI business following the acquisition.

The acquisition will be subject to certain conditions, including due diligence by the relevant parties and the completion of audits of AFI necessary for consolidation with the financial results of the Company.

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture.  Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof.  The Company has already contributed $69,500 toward its working capital obligation under the Joint Venture.  AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company.  The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future.  A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011 and is incorporated herein by reference.

The Company’s principal sources of revenues are expected to result from the gross selling price of fuel delivery contracts.  Expenses which comprise the costs of goods sold are expected to include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery.  General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses.  Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

Prior to changing its business model to become a fuel transportation and logistics company, the Company’s principal sources of revenues were (i) online services targeted to sports organizations and members, and (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events.

The ability to generate revenues during the year 2011 and beyond depends substantially upon the Company’s resources available in order to complete the acquisition of AFI or otherwise commence operations as a supplier of fuel and logistics.  Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding.  If the Company is unable to obtain such funding, its ability to generate revenues will be significantly impaired and it may be unable to continue operations.

Because the company has incurred losses, income tax expenses are immaterial.  No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years.  The Company anticipates incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2010 and 2009.

Revenues.  The Company generated net revenues of $-0- during the year ended December 31, 2010, compared to $4,045 in net revenues during the year 2009.  The decrease is principally due to lower participation rates in the sports events for which the Company manages or otherwise provides online registration.  If the Company is able to effect its new business as a broker and supplier of fuel, future revenues are expected to be substantially higher than in prior periods.

Cost of Sales.  Cost of sales for the year ended December 31, 2010 were $-0- compared to $2,426 during the year 2009.  This decrease correlates with the decrease in revenues.  Cost of sales were 60% of revenues in 2009.  If the Company is able to execute its new business plan as a broker and supplier of fuel, the Company anticipates that cost of sales will increase substantially in the future commensurate with an increase in revenue, and also due to the fact that gross margins for fuel delivery and supply are relatively thin.

 Salaries and Consulting Expenses.  Salaries and consulting expenses for the year ended December 31, 2010 were $5,243,145, compared to $130,105 during the year 2009.  Salaries and consulting expense are expected to increase substantially in the future if the Company is able to execute on its new business plan as a broker and supplier of fuel.

Professional Fees.  Professional fees for the year ended December 31, 2010 were $101,806 compared to $11,857 during 2009.  As the Company continues to have audits and reviews of the financial statements those fees fluctuate based on the activity of the Company.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $84,236 for the year ended December 31, 2010, as compared to $3,163 during 2009.

Other Income (Expense).  The Company had net other expense of $120,867 for the year ended December 31, 2010 compared to net other expense of $115,798 during 2009.  The expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and promissory notes.

Liquidity and Capital Resources

As of December 31, 2010, the Company’s primary source of liquidity consisted of $89 in cash and cash equivalents.  The Company holds most of its cash reserves in local checking accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its Common Stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2010 of $29,675,512 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company generated a net loss for the year ended December 31, 2010 of $5,550,054 compared to a net loss in 2009 of $268,985.  The Company anticipates a net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small public companies.  Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

The Company believes that its capital resources are insufficient for ongoing operations,

with minimal current cash reserves.  The Company will likely require considerable amounts of financing to make any significant advancement in its new business strategy.  There is presently no agreement in place with any source of financing and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms.  Funds raised through future equity financing will likely be substantially dilutive to current shareholders.  Lack of additional funds will materially affect the Company and its business, and may cause the Company to cease operations.  Consequently, shareholders could incur a loss of their entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our financial statements:

Use of Estimates.     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  On a periodic basis, management reviews those estimates, including those related to valuation allowances, loss contingencies, income taxes, and projection of future cash flows.

Research and Development.     Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Financial Statements for recent accounting pronouncements.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the receipt of working capital, future revenues and other statements that are not historical in nature.  In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.  These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

Other uncertainties that could affect the accuracy of forward-looking statements include:

        •         the worldwide economic situation;
        •         any changes in interest rates or inflation;
        •         the willingness and ability of third parties to honor their contractual commitments;
        •         our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
        •         our capital expenditures, as they may be affected by delays or cost overruns;
        •         environmental and other regulations, as the same presently exist or may later be amended;
        •         our ability to identify, finance and integrate any future acquisitions; and
        •         the volatility of our common stock price.

This list is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 7B.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Fuelstream, Inc.
South Jordan, Utah

We have audited the accompanying balance sheets of Fuelstream, Inc. as of December 31, 2010 and 2009 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuelstream, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Morrill & Associates, LLC
Bountiful, Utah
April 14, 2011

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash and cash equivalents	$89	$519

Total Current Assets	89	519

TOTAL ASSETS	$89	$519

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$101,857	$11,415
Due to related parties	228,508	167,664
Accrued expenses	2,527,484	2,313,546
Notes payable	27,000	-
Notes payable - related parties	684,066	676,666

Total Current Liabilities	3,568,915	3,169,291

TOTAL LIABILITIES	3,568,915	3,169,291

STOCKHOLDERS' DEFICIT

Preferred stock, $0.002 par value; 20,000,000 shares
authorized, 200 and -0- shares issued and outstanding	-	-
Common stock, $0.002 par value; 200,000,000 shares
authorized, 51,216,749 and 1,216,749 shares issued
and outstanding, retroactively restated	102,434	2,434
Additional paid-in capital	26,004,252	20,954,252
Accumulated deficit	(29,675,512)	(24,125,458)

Total Stockholders' Deficit	(3,568,826)	(3,168,772)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$89	$519

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2010	2009

NET SALES	$-	$4,045

COST OF SALES	-	2,426

GROSS MARGIN	-	1,619

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	5,243,145	130,105
Professional fees	101,806	11,857
Selling, general and administrative	84,236	3,163

Total Selling, General and
Administrative Expenses	5,429,187	145,125

LOSS FROM OPERATIONS	(5,429,187)	(143,506)

OTHER INCOME (EXPENSES)

Interest expense	(120,867)	(116,128)
Other income	-	330

Total Other Income (Expenses)	(120,867)	(115,798)

LOSS BEFORE INCOME TAXES	(5,550,054)	(259,304)

INCOME TAX EXPENSE	-	-

LOSS FROM CONTINUING OPERATIONS	(5,550,054)	(259,304)

DISCONTINUED OPERATIONS
Loss from discontinued subsidiary	-	(9,681)

NET LOSS	$(5,550,054)	$(268,985)

BASIC AND DILUTED:
Net loss per common share from
continuing operations	$(0.18)	$(0.21)

Net loss per common share from
discontinued operations	(0.00)	(0.01)

Net loss per common share	$(0.18)	$(0.22)

Weighted average shares outstanding	31,353,735	1,216,749

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2009 through December 31, 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2009	-	$-	1,216,749	$2,434	$21,030,701	$(23,949,846)	$(2,916,711)

Record sale of Rocky Mountain Sports Alliance	-	-	-	-	(76,449)	93,373	16,924

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(268,985)	(268,985)

Balance, December 31, 2009	-	-	1,216,749	2,434	20,954,252	(24,125,458)	(3,168,772)

Preferred stock issued for services	200	-	-	-	150,000	-	150,000

Common stock issued for services	-	-	50,000,000	100,000	4,900,000	-	5,000,000

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(5,550,054)	(5,550,054)

Balance, December 31, 2010	200	$-	51,216,749	$102,434	$26,004,252	$(29,675,512)	$(3,568,826)

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,550,054)	$(268,985)
Adjustments to reconcile net loss to net
cash used by operating activities:
Loss on discontinued operations	-	9,681
Common stock issued for services	5,000,000	-
Preferred stock issued for services	150,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	1,430
Accounts payable and accrued expenses	304,380	247,750
Due to related parties	60,844	109

Net Cash Used by Operating Activities	(34,830)	(10,015)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	27,000	-
Proceeds from notes payable - related parties	7,400	9,500

Net Cash Provided by Financing Activities	$34,400	$9,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(430)	$(515)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	1,034

CASH AND CASH EQUIVALENTS, END OF PERIOD	$89	$519

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$74	$26
Income taxes	$-	$-

Non-cash activity:

Common stock issued for services	$5,000,000	$-
Preferred stock issued for services	$150,000	$-

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Organization and Description of Business

SportsNuts, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996.  On April 15, 2001 the Company changed its name from SportsNuts.com International, Inc. to SportsNuts, Inc.  Prior to the reorganization with SportsNuts.com, Inc. (“SportsNuts”), a privately held Delaware corporation, on April 6, 1999, the Company had not commenced active business operations and was considered a development stage company.  On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

Prior to changing its business model. the Company’s primary business was providing unique solutions to the challenges faced by amateur athletes and the organizations in which they participate.

      b.    Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2010 and 2009.  The Company generally offers 30-day credit terms on sales to its customers and requires no collateral.  The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

e.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured.  Advance customer payments are recorded as deferred revenue until such time as they are recognized.  The Company does not offer any cash rebates.  Returns or discounts, if any, are netted against gross revenues.  For the years ended December 31, 2010 and 2009, sales are recorded net of the allowance for returns and discounts of $-0-.

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

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company.  Advertising expense for the years ended December 31, 2010 and 2009 was $-0- and $833, respectively.

h.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2010	2009
Basic and fully diluted net loss per share:

Loss (numerator)	$(5,550,054))	$(268,985)
Shares (denominator)	31,353,735	1,216,749
Per share amount	$(0.18)	$(0.22)

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements.

      i.    Income Taxes

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

At December 31, 2010 the Company had net operating loss carryforwards of approximately $10,119,000 that may be offset against future taxable income through 2030.  No tax benefits

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

       Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL Carryover	$10,121,000	$8,234,000
Valuation allowance	(10,121,000)	(8,234,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Current Federal Tax	$-	$-
Current State Tax	-	-
Change in NOL Benefit	1,887,000	91,000
Valuation allowance	(1,887,000)	(91,000)
	$-	$-

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year ended December 31,
	2010	2009
Beginning balance	$-	$-
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Reductions in benefit due to income tax expense	-	-
Ending balance	$-	$-

At December 31, 2010, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations in the provision for income taxes.  As of December 31, 2010 and 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2010, 2009 and 2008.

       j.          Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation.  These reclassifications have no material affect on the consolidated financial statements.

       k.          Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2010	2009

Accrued compensation	$1,585,104	$1,491,959
Accrued interest	942,380	821,587
Total accrued expenses	$2,527,484	$2,313,546

l.          Recent Accounting Pronouncements

In April 2009 an update was made to the FASB ASC 820, “Fair Value Measurements and Disclosures”, that provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This update is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, an update was made to FASB ASC 825, “Financial Instruments”, which requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  This update is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2009, the FASB issued FASB ASC 105, “The FASB Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the Securities and exchange Commission.  The Codification became effective for interim and annual periods ending after September 15, 2009.  Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact the Company’s financial statements.

On May 28, 2009 the FASB announced the issuance of FASB ASC 855, “Subsequent Events”, formerly referenced as SFAS No. 165, Subsequent Events.  FASB ASC 855 should not result in significant changes in the subsequent events that an entity reports.  Rather, FASB ASC 855 introduces the concept of financial statements being available to be issued.  Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  The amendments in this ASU apply to all entities that measure liabilities at fair value and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more techniques laid out in this ASU.  The guidance provided in this ASU is effective for the first reporting period beginning after issuance.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13” Revenue recognition-Multiple deliverable revenue arrangements”.  The ASU provides amendments to the criteria in Revenue recognition - Multiple deliverable revenue arrangements for separating consideration in multiple revenue arrangements.  The amendments in this ASU establish a selling price hierarchy for determining the selling price of a deliverable.  Further, the term fair value in the revenue guidance will be replaced with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market place participant.  The amendments in this ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”) as amendments to certain recognition and disclosure requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Those amendments remove potential conflicts with the SEC’s literature. All of the amendments in ASU 2010-09 were effective upon issuance for interim and annual periods. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

      m.          Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.”  This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

      n.          Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that other than the events disclosed in Note 10, there are no events that would have a material impact on the financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2-	NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2010	December 31, 2009
Notes payable to a company, unsecured, interest at 10%, due on demand.	12,000	-
Notes payable to an individual, unsecured, interest at 12%, due on demand.	15,000	-
Total notes payable - related parties	27,000	-
Less: current portion	(27,000)	-
Long-term notes payable - related parties	$-	$-
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2011		$27,000
Total		$27,000

Accrued interest on notes payable for the years ended December 31, 2010 and 2009 was $513 and $-0-, respectively.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3-	NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consisted of the following:
	December 31, 2009	December 31, 2009
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $.10 per share.	$450,000	$450,000
Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	20,000	20,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand.	192,566	185,166
Notes payable to a related individual, unsecured, interest at 13%, due on demand.	21,500	21,500
Total notes payable - related parties	684,066	676,666
Less: current portion	(684,066)	(676,666)
Long-term notes payable - related parties	$-	$-
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2011		$684,066
Total		$684,066

Accrued interest on notes payable – related parties for the years ended December 31, 2010 and 2009 was $839,448 and $742,747, respectively.

NOTE 4 -        COMMON AND PREFERRED STOCK TRANSACTIONS

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

During the quarter ended June 30, 2010, the Company issued 200 shares of preferred stock to the sole director of the Company for services rendered to the Company. The

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 4 -        COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

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

NOTE 5 -       OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options.  The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model.  The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.  Compensation expense is recognized only for those options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations.  No stock options or warrants were granted during 2010.  At December 31, 2010 all options had been cancelled.

NOTE 6 -       OPERATING LEASES

                       The Company leased a storage unit on a month to month basis.  The lease was cancelled by the Company during 2009.  Rental expense for the years ended December 31, 2010 and 2009 was $-0- and $234, respectively.

NOTE 7 -        GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2010 of approximately $29,676,000, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and the private placement of its common stock. The Company anticipates another net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming year, there is substantial doubt as to the Company’s ability to continue operations.

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

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 7 -       GOING CONCERN (Continued)

The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through sales of products and services.

NOTE 8 -       RELATED PARTY TRANSACTIONS

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed.  These unreimbursed expenses are disclosed as due to related parties.  The amount of unreimbursed expenses incurred were $-0- during the years ended December 31, 2010 and 2009.  The balance due at December 31, 2010 and 2009 was $228,508 and $167,664, respectively.  Accrued interest on these amounts was $102,229 and $79,150 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 10 -      SUBSEQUENT EVENTS

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture.  Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof.  The Company has already contributed $69,500 toward its working capital obligation under the Joint Venture.  AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company.  The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future.  A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011 and is incorporated herein by reference.

On April 7, 2011, the Company issued an aggregate of 3,500,000 shares of its common stock to a former director, two former contract personnel, and one existing contract personnel, for services provided.

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 10 -      SUBSEQUENT EVENTS (Continued)

On March 17, 2011, the Company entered into a letter of intent with the sole shareholder of Aviation Fuel International, Inc. (“AFI”), a Florida corporation, to acquire all of the shares of AFI.  AFI is an in-wing supplier of aviation fuel to corporate and commercial aircraft.  The letter of intent contemplates that the Company and the shareholder of AFI will prepare and execute definitive agreements regarding the acquisition within the coming weeks.  The material terms of such acquisition, if concluded, will likely include the following:

(i)   the payment to the AFI shareholder of up to $2 million in cash within a prescribed period of time following the closing;

(ii)   the issuance of shares of the Company’s capital stock to the AFI shareholders; and

(iii)   the employment of certain principals of AFI to continue to manage and develop the AFI business following the acquisition.

The acquisition will be subject to certain conditions, including due diligence by the relevant parties and the completion of audits of AFI necessary for consolidation with the financial results of the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2011, our previous independent accountant, Chisholm, Bierwolf, Nilson & Morrill, LLP (“CBNM”) was dismissed due to the fact that CBNM informed the Company of the pending revocations of CBNM’s registration with the Public Company Accounting Oversight Board.  Also on March 31, 2011, the Company engaged Morrill & Associates, LLC as our independent accountants.

During the period from the engagement of the former auditors through the date of dismissal of the former auditors, including the registrant’s most recent fiscal year and the subsequent interim period, there were no disagreements with the former auditors,  whether or not resolved, on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which, if not resolved to the former auditor’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

We have not had any disagreements with our existing accountants during the past two fiscal years.

 ITEM 9A(T).  CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as determined to apply to a company our size.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

 ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Mark D. Klok (1)	35	Chief Executive Officer and Director	2010

John D. Thomas (2)	38	Director	2007

(1)  Mr Klok was appointed Chief Executive Officer and a member of the Board of Directors on May 10, 2010.
(2)  Mr. Thomas was appointed to the Board of Directors on August 7, 2007.

Each of our existing directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors. There are no family relationships among our officers or directors.

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Mark D. Klok.   Mark Klok is the Chief Executive Officer of the Company, having served in such capacity since May 2010.  He is also the Chairman and Chief Executive Officer of Alto Group Holdings, Inc. (OTC: ALTO), an international mining company and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  He has over a decade of experience in a variety of mining exploration projects in both base metals and precious metals. He is versed in all aspects of exploration and mining having had a successful career in the exploration and development of gold and other minerals in Africa, Mexico, Columbia, Peru, and projects in North and South America.  Since November 2009, Mr. Klok has also served as the Chief Executive Officer of Tidal Wave Holdings, Inc., a development-stage company that is seeking to acquire other companies or assets.  From March 2009 to October 2010, he was the Chief Executive Officer of Nymet Holdings, Inc., an international commodity trading and recycling company based in New York.  In June 2006, Mr. Klok became the President of Consolidated Mining and Minerals, Inc., certain assets of which were subsequently acquired in August 2007 by Hidalgo Mining, Inc. (“Hidalgo”), a mining exploration and development company with various mining interests in West Africa.  Mr. Klok subsequently became the President of Hidalgo in September 2007, serving in this capacity until January, 2010.

John D. Thomas, J.D.  In addition to serving as a member of the Board of Directors of the Company, Mr. Thomas is the President and Chief Operating Officer of Acadia Group, Inc., an international corporate finance advisory firm, specializing in reverse takeovers, mergers and acquisitions, and general corporate matters for a variety of small public and private companies in the United States, United Kingdom, and Germany. Since August 2009, Mr. Thomas has served as a member of the board of directors of Tremont Fair, Inc., a Houston-based property development and advisory firm traded on the OTC Bulletin Board and a filer of reports pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.  Since August 2009 Mr. Thomas has also been a member of the board of directors of London Pacific & Partners, Inc. (OTC: LDPP), a Los Angeles and

London-based investment and advisory firm specializing in healthcare and hospitality finance.  Since December 2008, Mr. Thomas has served as a member of the board of directors of Bayhill Capital, Inc. (BYHL.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934.  From August 2007 to May 2010, he was the Chief Executive Officer of the Company.  From May 2006 to October 2009 he was the director of the microcap division for small public company listings for MCC Global NV (FSE:IFQ2) an international financial services and investment conglomerate based in London and traded on the Geregeltermarkt of the Frankfurt Stock Exchange.  Mr. Thomas has also practiced general corporate law for various clients from May 2003 until the present and from November 1999 until August 2002. Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.  In August, 2009, Mr. Thomas entered into a settlement with the Commodity Futures Trading Commission wherein Mr. Thomas consented to an order of permanent injunction from his future involvement in commodity pools trading and commodities operations.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2010 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

We have not yet adopted a written Code of Ethics; however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs.  As the Company is still in the process of organizing its formal corporate governance structure, we plan to adopt a formal Code of Ethics in the near future.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resumé of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.  There have been no changes to the procedures by which a security holder may recommend a nominee to the Board during our most recently ended fiscal year.

Audit Committee

Presently, we have no standing audit committee or designated audit committee financial expert.

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2010 of our executive officers at the end of our last fiscal year (the “Named Executive Officers”).  Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Mark D. Klok	2010	$ —	$5,000,000	$ —	$5,000,000
Chief Executive Officer and	2009	$ —	$ —	$ —	$ —
Chief Financial Officer(1)	2008	$ —	$ —	$ —	$ —

John D. Thomas	2010	$ —	$150,000	$ —	$150,000
Chief Executive Officer and	2009	$ —	$ —	$ —	$ —
Chief Financial Officer(2)	2008	$ —	$ —	$ —	$ —

(1) Appointed May 10, 2010.
(2) Appointed August 8, 2007. Replaced by Mr. Klok on May 10, 2010.

There is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year.  We did not grant any equity awards to our Named Executive Officers or directors during 2010.

Director Compensation

Although the Company anticipates compensating the members of its Board of Directors in the future at industry levels, current members are not paid cash compensation for their service as directors.  Each director may be reimbursed for certain expenses incurred in attending Board of Directors and committee meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

As of March 22, 2011, there are a total of 51,216,749 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 11650 South State Street, Suite 240, Draper, Utah 84020.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent of Class(1)
Opiuchus Holdings, Inc.(2)	50,000,000	97.62%
Mark D. Klok(3)	50,000,000	97.62%
John D. Thomas(4)	0	—
All directors and officers as a group(5) (2 persons)	50,000,000	97.62%

(1) For each shareholder, the calculation of percentage of beneficial ownership is based upon 51,216,749 shares of common stock outstanding as of March 22, 2011, and shares of common stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights.  The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.  Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

(2) Principal shareholder of the Company.  Includes 50,000,000 shares of common stock held directly.

(3) Chief Executive Officer of the Company.  Includes 50,000,000 shares of common stock held directly by Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mr. Klok.

(4) Director of the Company.  Excludes 200 shares of Series A Preferred Stock held by Mr. Thomas that carry an aggregate of 200,000,000 votes but which are not convertible into Common Stock.  If the votes of the Series A Preferred Shares are taken into account, Mr. Thomas beneficially holds voting rights with respect to 79.61% of the Company.

(5) The total shares held by officers and directors of the Company excludes 200 shares of Series A Preferred Stock held by Mr. Thomas that carry an aggregate of 200,000,000 votes but which are not convertible into Common Stock.  If the votes of the Series A Preferred Shares are taken into account, the officers and directors of Fuelstream collectively hold voting rights with respect to 99.52% of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Change of Control

On April 6, 2010, the Company issued 200 shares of Series A Preferred Stock (“Preferred Shares”) to John D. Thomas.  Each of the Preferred Shares carries one million (1,000,000) votes per share and is able to vote together with holders of our common shares on any matter upon which our common stockholders may vote.  As a result of the issuance of the Preferred Shares, Mr. Thomas is able to unilaterally control the election of the

Company’s Board of Directors and approve any other item which would require approval of holders of a majority of our voting shares.

To reduce the Company’s debts, the Company may attempt to convert certain of its liabilities into Common Stock during 2011, depending upon the agreement of various creditors of the Company.  These liabilities are the result of loans received by the Company, accrued payroll expense for various employees of the Company, and operating liabilities incurred but unpaid during the past five years.  Although the Company will endeavor to obtain the highest possible conversion price to such liabilities, the collective effect of converting a substantial amount of this debt may result in a change of control of the Company in favor of certain of the Company’s larger creditors.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors during 2010, the Board held no formal meetings during the fiscal year ended December 31, 2010.

The Company does not have Audit or Compensation Committees of the Board of Directors.  Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer and any person performing similar functions).  A copy of our code of ethics is publicly available on our website at www.thefuelstream.com under the caption "INVESTORS." If we make any substantive amendments to our code of ethics or grant any waiver,  including any implicit waiver,  from a provision of the code to our chief  executive  officer,  chief  financial  officer,  chief accounting officer or controller,  we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2010 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

  On April 6, 2010, the Company issued 200 shares of Series A Preferred Stock (“Preferred Shares”) to John D. Thomas.  Each of the Preferred Shares carries one million (1,000,000) votes per share and is able to vote together with holders of our common shares on any matter upon which our common stockholders may vote.  As a result of the issuance of the Preferred Shares, Mr. Thomas is able to unilaterally control the election of the Company’s Board of Directors and approve any other item which would require approval of holders of a majority of our voting shares.  Mr. Thomas is a member of our board of directors and is the former Chief Executive Officer of the Company.

   On May 25, 2010, the Company issued 50,000,000 shares of its common stock to Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mark Klok, the Company’s Chief Executive Officer.

Director Independence

None of our directors are considered “independent” inasmuch as they are either executive officers or exercise substantial control over the Company.  We have not established any board committees.  We hope in the future to add at least one independent director and establish one or more board committees, especially an audit committee.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firms, Morrill & Associates, LLC and Chisholm, Bierwolf, Nilson & Morrill, LLC, for the last two fiscal years:

	2010	2009
Audit Fees	$10,150	$11,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$10,150	$11,000

It is the policy of the Board of Directors, which presently completes the functions of the Audit Committee, to engage the independent accountants selected to conduct our financial audit and to confirm, prior to such engagement, that such independent accountants are independent of the company.  All services of the independent registered accounting firms reflected above were pre-approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on April 8, 2010).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 10-QSB filed on August 14, 2001).
10.1	Joint Venture Agreement between the Company and Aviation Fuel International, Inc. (incorporated by reference from our report on 8-K filed on April 12, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Mark D. Klok.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Mark D. Klok.

*  filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fuelstream, Inc.

Date: April 15, 2011	By:	/s/ Mark D. Klok
Mark D. Klok
Chief Executive Officer
Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Mark D. Klok	Chief Executive Officer	April 15, 2011
Mark D. Klok	Chief Financial Officer and Director

/s/ John D. Thomas	Director	April 15, 2011
John D. Thomas