Form 10-Q
period 2011-03-31
Fuelstream INC
filed 2011-05-13
CIK 1024920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-14477

FUELSTREAM, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	87-0561426
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

11650 South State Street, Suite 240
Draper, Utah	84020
(Address of Principal Executive Offices)	(Zip Code)

(801) 816-2510
(Issuer’s Telephone Number)
10757 South River Front Parkway, Suite 125, South Jordan, Utah 84095
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  As of May 4, 2011, the Company had outstanding 54,716,749 shares of common stock, par value $0.002 per share.

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2011.

ITEM 1.	FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$-	$89
Loans receivable	69,500	-

Total Current Assets	69,500	89

TOTAL ASSETS	$69,500	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$88,071	$101,857
Bank overdraft	84	-
Due to related parties	294,508	228,508
Accrued expenses	2,561,815	2,527,484
Notes payable	96,500	27,000
Notes payable - related parties	684,066	684,066

Total Current Liabilities	3,725,044	3,568,915

TOTAL LIABILITIES	3,725,044	3,568,915

STOCKHOLDERS' DEFICIT

Preferred stock, $0.002 par value; 20,000,000 shares
authorized, 200 and -0- shares issued and outstanding	-	-
Common stock, $0.002 par value; 200,000,000 shares
authorized, 51,216,749 shares issued and outstanding	102,434	102,434
Additional paid-in capital	26,004,252	26,004,252
Accumulated deficit	(29,762,230)	(29,675,512)

Total Stockholders' Deficit	(3,655,544)	(3,568,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$69,500	$89

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

NET SALES	$-	$-

COST OF SALES	-	-

GROSS MARGIN	-	-

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	-	-
Professional fees	52,189	3,675
Selling, general and administrative	212	417

Total Selling, General and
Administrative Expenses	52,401	4,092

LOSS FROM OPERATIONS	(52,401)	(4,092)

OTHER INCOME (EXPENSES)

Interest expense	(34,317)	(29,018)
Other income	-	-

Total Other Income (Expenses)	(34,317)	(29,018)

LOSS BEFORE INCOME TAXES	(86,718)	(33,110)

INCOME TAX EXPENSE	-	-

NET LOSS	$(86,718)	$(33,110)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.03)

Weighted average shares outstanding	51,216,749	1,216,749

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(86,718)	$(33,110)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	20,545	25,644
Bank overdraft	84
Due to related parties	66,000	162

Net Cash Used by Operating Activities	(89)	(7,304)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	(69,500)	-

Net Cash Used by Investing Activities	(69,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	69,500	-
Proceeds from notes payable - related parties	-	7,100

Net Cash Provided by Financing Activities	$69,500	$7,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(89)	$(204)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$315

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$58	$42
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
March 31, 2011

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 15, 2011.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 -	GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  As reported in its Annual Report on Form 10-K for the year ended December 31, 2010, the Company has an accumulated deficit of $29,675,512 from inception of the Company through December 31, 2010.  The accumulated deficit as of March 31, 2011 was $29,762,230 and the total stockholders’ deficit at March 31, 2011 was $3,655,544 and had working capital deficit, continued losses, and negative cash flows from operations.  These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans to address and alleviate these concerns are as follows:

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

FUELSTREAM INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Notes to the Consolidated Financial Statements
March 31, 2011

NOTE 5 -	SUBSEQUENT EVENTS

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with Aviation Fuel International, Inc. (“AFI”) to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture.  Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof.  The Company has already contributed $135,500 toward its working capital obligation under the Joint Venture.  AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company.  The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future.  A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011.

On April 7, 2011, the “Company issued an aggregate of 3,500,000 shares of its common stock to a former director, two former contract personnel, and one existing contract personnel, for services provided.

The Company has evaluated subsequent events for the period of March 31, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture.  Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof.  The Company has already contributed $135,500 toward its working capital obligation under the Joint Venture.  AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company.  The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future.  A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the

Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2011 and 2010.

Revenues.  The Company generated net revenues of $-0- during the three months ended March 31, 2011 compared to $-0- during the first quarter of 2010.  In the future, the Company’s sole source of revenue is expected to be related to fuel delivery and transportation contracts.

Cost of Sales.  Cost of sales for the three months ended March 31, 2011 and 2010 were $-0- and $-0- respectively.  No cost of sales correlates to the no revenues during these periods.  Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals delivered to customers and clients, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses.  Salaries and consulting expenses were $-0- for the three months ended March 31, 2011, compared to $-0- during the first quarter of 2010.  The Company expects salaries and consulting expenses to increase as contracts for fuel delivery and transportation contracts are obtained.

Professional Fees.  Professional fees for the three months ended March 31, 2011 were $52,189, compared to $3,675 during the first quarter of 2010.  Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC.  The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the three months ended March 31, 2011 were $212, compared to $417 during the first quarter of 2010.  The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense).  The Company had net other expenses of $34,317 for the three months ended March 31, 2011 compared to $29,018 during the first quarter of 2010.  Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s primary source of liquidity consisted of $-0- in cash and cash equivalents.  The Company holds most of its cash reserves in local sweep accounts with local financial institutions.  Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2011 of $3,655,544 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern.  The Company anticipates a net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of March 31, 2011, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.  Our board of directors has only one member.  We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 7, 2011, the Company issued an aggregate of 3,500,000 shares of its common stock (the “Shares”) to a former director, two former contract personnel, and one existing contract personnel, for services provided.  Our former director is an accredited investor and each of the other recipients is considered by the Company to be a “sophisticated person” inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving the Shares.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  The Company believes that the issuance of Shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

FUELSTREAM, INC.
Date: May 13, 2011	BY: /S/ Mark Klok
Mark Klok
Chief Executive Officer