Form 10-Q
period 2011-06-30
Fuelstream INC
filed 2011-08-15
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 3, 2011, the Company had outstanding 646,079 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2011.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$1,501	$89
Loans receivable	173,500	—

Total Current Assets	175,001	89

TOTAL ASSETS	$175,001	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$84,573	$77,857
Due to related parties	332,508	252,508
Accrued expenses	2,599,459	2,527,484
Notes payable	207,000	27,000
Notes payable - related parties	712,566	684,066

Total Current Liabilities	3,936,106	3,568,915

TOTAL LIABILITIES	3,936,106	3,568,915

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 50,000,000 shares
authorized, 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares
authorized, 547,167 and 512,147 shares issued
and outstanding, respectively	55	51
Additional paid-in capital	26,456,631	26,106,635
Accumulated deficit	(30,217,791)	(29,675,512)

Total Stockholders' Deficit	(3,761,105)	(3,568,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$175,001	$89

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS MARGIN	—	—	—	—

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Salaries and consulting	372,000	5,175,645	372,000	5,175,645
Professional fees	49,149	5,278	96,945	8,953
Selling, general and administrative	173	29,472	385	29,889

Total Selling, General and
Administrative Expenses	421,322	5,210,395	469,330	5,214,487

LOSS FROM OPERATIONS	(421,322)	(5,210,395)	(469,330)	(5,214,487)

OTHER INCOME (EXPENSES)

Interest expense	(38,632)	(29,292)	(72,949)	(58,310)
Other income	—	—	—	—

Total Other Income (Expenses)	(38,632)	(29,292)	(72,949)	(58,310)

LOSS BEFORE INCOME TAXES	(459,954)	(5,239,687)	(542,279)	(5,272,797)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(459,954)	$(5,239,687)	$(542,279)	$(5,272,797)

BASIC AND DILUTED:
Net loss per common share	$(0.89)	$(24.95)	$(1.05)	$(47.24)

Weighted average shares outstanding	518,301	209,970	515,241	111,615

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(542,279)	$(5,272,797)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	350,000	5,000,000
Preferred stock issued for services	—	150,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	78,691	114,533
Due to related parties	80,000	790

Net Cash Used by Operating Activities	(33,588)	(7,474)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	(173,500)	—

Net Cash Used by Investing Activities	(173,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	195,000	—
Payment on notes payable	(15,000)	—
Proceeds from notes payable - related parties	28,500	7,100

Net Cash Provided by Financing Activities	$208,500	$7,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	$1,412	$(374)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,501	$145

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$58	$42
Income taxes	$—	$—

Non-cash activity:

Common stock issued for services	$350,000	$5,000,000
Preferred stock issued for services	$—	$150,000

The accompanying notes are an integral part of these financial statements

FUELSTREAM INC. AND SUBSIDIARIES

(formerly SportsNuts, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 15, 2011. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2010, the Company has an accumulated deficit of $29,675,512 from inception of the Company through December 31, 2010. The accumulated deficit as of June 30, 2011 was $30,217,791 and the total stockholders’ deficit at June 30, 2011 was $3,761,105 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

FUELSTREAM INC. AND SUBSIDIARIES

(formerly SportsNuts, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2011

NOTE 3 - REVERSE STOCK SPLIT

On June 14, 2011, our board of directors and the holder of a majority in interest of our voting capital stock approved a 1-for-100 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on August 3, 2011. As a result of the Reverse Split, each shareholder of record as of July 8, 2011, received one (1) share of common stock for each one hundred (100) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of our registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 98,912 shares issued. These financial statements have been retroactively restated for this change in capital structure.

NOTE 4 - COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2011, the Company issued an aggregate of 35,000 shares of its common stock (the “Shares”) to a former director, two former contract personnel, and one existing contract personnel, for services provided. The market value of the stock on the date of issuance was $350,000.

NOTE 5 - NOTES PAYABLE

During the six months ended June 30, 2011, the Company issued $195,000 in promissory notes to unrelated parties and $28,500 in promissory notes to related parties. The notes carry an interest rate of 10% and are due on demand.

NOTE 6 - LOANS RECEIVABLE

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with Aviation Fuel International, Inc, (“AFI), a Florida Corporation, to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company has already contributed $173,500 toward its working capital obligation under the Joint Venture. This amount has been recorded on the balance sheet as Loans Receivable as of June 30, 2011.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events of the period of June 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

On March 17, 2011, the Company entered into a letter of intent with the sole shareholder of Aviation Fuel International, Inc. (“AFI”), a Florida corporation, to acquire all of the shares of AFI. AFI is an in-wing supplier of aviation fuel to corporate and commercial aircraft. The letter of intent contemplates that the Company and the shareholder of AFI will prepare and execute definitive agreements regarding the acquisition in the future.

The acquisition will be subject to certain conditions, including due diligence by the relevant parties and the completion of audits of AFI necessary for consolidation with the financial results of the Company.

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company has already contributed $173,500 toward its working capital obligation under the Joint Venture. AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company. The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future. A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2011 and 2010.

Revenues. The Company generated net revenues of $-0- and $-0- during the three and six months ended June 30, 2011 and 2010. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery and transportation contracts.

Cost of Sales. Cost of sales for the three and six months ended June 30, 2011 and 2010 were $-0- and $-0- respectively. No cost of sales correlates to no revenues during these periods. Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals delivered to customers and clients, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses were $372,000 for the three and six months ended June 30, 2011, compared to $5,175,645 during the three and six months ended June 30, 2010. During the six months ended June 30, 2011, the Company issued an aggregate of 3,500,000 shares of its common stock (the “Shares”) to a former director, two former contract personnel, and one existing contract personnel, for services provided. The market value of the stock on the date of issuance was $350,000.

Professional Fees. Professional fees for the three months ended June 30, 2011 were $49,149 compared to $5,278 during the second quarter of 2010. For the six months ended June 30, 2011, professional fees were $96,945 compared to $8,953 for the six months ended June 30, 2010. Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC. The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2011 were $173, compared to $29,472 during the second quarter of 2010. For the six months ended June 30, 2011, selling, general and administrative expenses were $385 compared to $29,889 for the six months ended June 30, 2010. The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense). The Company had net other expenses of $38,632 for the three months ended June 30, 2011 compared to $29,292 during the second quarter of 2010. For the six months ended June 30, 2011, the Company had net other expenses of $72,949 compared to net other expenses of $58,310 during the first six months of 2010. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s primary source of liquidity consisted of $1,501 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2011 of $3,761,105 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of June 30, 2011, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of SportsNuts, Inc., a Delaware corporation.(2)
31	Certification by Chief Executive Officer and Chief Financial Officer, Mark D. Klok, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Mark D. Klok, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

FUELSTREAM, INC.
Date: August 15, 2011________________	BY: /S/ Mark Klok____________________
Mark Klok
Chief Executive Officer

