Form 10-Q
period 2011-09-30
Fuelstream INC
filed 2011-11-14
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 31, 2011, the Company had outstanding 1,430,501 shares of common stock, par value $0.001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2011.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

OLE

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$1,218	$89
Loans receivable	183,500	—

Total Current Assets	184,718	89

TOTAL ASSETS	$184,718	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$82,997	$77,857
Due to related parties	378,508	252,508
Accrued expenses	2,641,791	2,527,484
Notes payable	232,000	27,000
Notes payable - related parties	712,566	684,066

Total Current Liabilities	4,047,862	3,568,915

TOTAL LIABILITIES	4,047,862	3,568,915

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 50,000,000 shares
authorized, 200 and -0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares
authorized, 880,501 and 512,167 shares issued
and outstanding, respectively	88	51
Additional paid-in capital	26,829,932	26,106,635
Accumulated deficit	(30,693,164)	(29,675,512)

Total Stockholders' Deficit	(3,863,144)	(3,568,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$184,718	$89

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET SALES	$—	$—	$—	$—

COST OF SALES	—	—	—	—

GROSS MARGIN	—	—	—	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	383,333	45,000	755,333	5,220,645
Professional fees	49,153	48,123	146,098	57,076
Selling, general and administrative	519	8,838	904	38,727

Total Selling, General and
Administrative Expenses	433,005	101,961	902,335	5,316,448

LOSS FROM OPERATIONS	(433,005)	(101,961)	(902,335)	(5,316,448)

OTHER INCOME (EXPENSES)

Interest expense	(42,368)	(29,681)	(115,317)	(87,991)
Other income	—	—	—	—

Total Other Income (Expenses)	(42,368)	(29,681)	(115,317)	(87,991)

LOSS BEFORE INCOME TAXES	(475,373)	(131,642)	(1,017,652)	(5,404,439)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(475,373)	$(131,642)	$(1,017,652)	$(5,404,439)

BASIC AND DILUTED:
Net loss per common share	$(0.84)	$(0.26)	$(1.86)	$(21.92)

Weighted average shares outstanding	565,590	512,167	547,971	246,600

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC. AND SUBSIDIARIES
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,017,652)	$(5,404,439)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	723,334	5,000,000
Preferred stock issued for services	—	150,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	119,447	241,078
Due to related parties	126,000	844

Net Cash Used by Operating Activities	(48,871)	(12,517)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	(183,500)	—

Net Cash Used by Investing Activities	(183,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	220,000	5,000
Payment on notes payable	(15,000)	—
Proceeds from notes payable - related parties	28,500	7,400

Net Cash Provided by Financing Activities	$233,500	$12,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,129	$(117)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,218	$402

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,010	$59
Income taxes	$—	$—

Non-cash activity:

Common stock issued for services	$723,334	$5,000,000
Preferred stock issued for services	$—	$150,000

The accompanying notes are an integral part of these financial statements

FUELSTREAM INC. AND SUBSIDIARIES

(formerly SportsNuts, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 15, 2011. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2010, the Company has an accumulated deficit of $29,675,512 from inception of the Company through December 31, 2010. The accumulated deficit as of September 30, 2011 was $30,693,164 and the total stockholders’ deficit at September 30, 2011 was $3,863,144 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

September 30, 2011

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

NOTE 4 - COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2011, the Company issued an aggregate of 35,000 shares of its common stock to a former director, two former contract personnel, and one existing contract personnel, for services provided. The market value of the stock on the date of issuance was $350,000 and is recorded as salaries and consulting expense in the Statements of Operations.

On September 12, 2011, the Company entered into a consulting agreement with Summit Trading Limited, a Florida-based investor relations, strategic business planning company. Pursuant to the terms of the Agreement the Company issued an aggregate of 333,334 restricted shares of its common stock. The market value of the stock on the date of issuance was $373,334 and is recorded as salaries and consulting expense in the Statements of Operations.

NOTE 5 - NOTES PAYABLE

During the nine months ended September 30, 2011, the Company issued $220,000 in promissory notes to unrelated parties and $28,500 in promissory notes to related parties. The notes carry an interest rate of 10% and are due on demand.

NOTE 6 - LOANS RECEIVABLE

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with Aviation Fuel International, Inc. (“AFI”), a Florida corporation to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company has already contributed $183,500 toward its working capital obligation under the Joint Venture. This amount has been recorded on the balance sheet as Loans Receivable as of September 30, 2011.

FUELSTREAM INC. AND SUBSIDIARIES

(formerly SportsNuts, Inc.)

Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 7 - OTHER EVENTS

On June 14, 2011, the Company amended and restated its Certificate of Designation to the Company’s Certificate of Incorporation. The Certificate of Designation concerns the rights, preferences, privileges, and restrictions of Series “A” Preferred Stock (the “Preferred Stock”), and the amended and restated Certificate of Designation has increased the number of voting rights applicable to each share of Preferred Stock from one million (1,000,000) to ten million (10,000,000).

On June 14, 2011, the Company amended and restated its Certificate of Incorporation to (a) increase the number of the Company’s authorized shares of common stock from 200,000,000 to 500,000,000 shares, (b) increase the number of the Company’s authorized shares of preferred stock from 20,000,000 to 50,000,000 shares, (c) reduce the par value per share of the Company’s common and preferred stock from $0.002 to $0.0001 per share, (d) eliminate a provision of the Company’s Certificate of Incorporation, which requires that the Company’s board of directors be divided into three equal classes, with directors in the first, second, and third classes to hold terms that expire in one, two, and three years and with re-election for three year terms to enable only one class of directors to be voted out of office in any given year. The Restatement now requires the Company’s directors to hold office only until the next annual meeting of shareholders, and (e) eliminate a provision of the Companys Certificate of Incorporation which requires a supermajority vote of the Company’s shareholders to change the number of directors, change the classification of directors (which has been removed as described in the preceding paragraph), or change the board of director’s ability to fill vacancies on the board.

On June 14, 2011, the Company amended and restated its Bylaws to be consistent with the amended and restated Certificate of Incorporation, including, the elimination of the classified board of directors and supermajority voting requirements described in the preceding paragraph.

On September 13, 2011, the Company announced that it intends to issue, in the near future, an aggregate of up to 9,400,000 new shares of restricted common stock in respect of (i) a contemplated acquisition of Aviation Fuel International, Inc. (ii) in connection with various employment and service agreements expected to be consummated by the Company, and (iii) the conversion into common stock of certain longstanding debts of the Company. If all such new shares are issued, the Company expects to have approximately 10.1 million shares of common stock issued and outstanding.

NOTE 8 - SUBSEQUENT EVENTS

On October 4, 2011, the Company issued an aggregate of 550,000 restricted shares of unregistered common stock to two persons in private transactions as payment for services rendered during 2011.

The Company has evaluated subsequent events of the period of September 30, 2011 through the date the financial statements were issued, and concluded there were no other events or transactions occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company is obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company has already contributed $183,500 toward its working capital obligation under the Joint Venture. AFI is obligated to contribute to the Joint Venture any new fuel supply agreements initiated as a result of the use of the working capital contributed by the Company. The Joint Venture has a term of 18 months but also expresses the parties’ intent to consummate an acquisition of AFI by the Company in the near future. A copy of the agreement embodying the Joint Venture was provided as an exhibit to the Company’s Current Report on Form 8-K announcing the Joint Venture, filed with the Securities and Exchange Commission on April 12, 2011.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2011 and 2010.

Revenues. The Company generated net revenues of $-0- and $-0- during the three and nine months ended September 30, 2011 and 2010. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery and transportation contracts.

Cost of Sales. Cost of sales for the three and nine months ended September 30, 2011 and 2010 were $-0- and $-0- respectively. No cost of sales correlates to no revenues during these periods. Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals delivered to customers and clients, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses were $383,333 for the three months ended September 30, 2011 compared to $45,000 during the third quarter of 2010. For the nine months ended September 30, 2011, salaries and consulting expenses were $755,333 compared to $5,220,645 during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company issued an aggregate of 368,334 shares of its common stock for services provided to the Company. The market value of the stock on the date of issuance was $723,334.

Professional Fees. Professional fees for the three months ended September 30, 2011 were $49,153 compared to $48,123 during the third quarter of 2010. For the nine months ended September 30, 2011, professional fees were $146,098 compared to $57,076 for the nine months ended September 30, 2010. Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC. The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2011 were $519, compared to $8,838 during the third quarter of 2010. For the nine months ended September 30, 2011, selling, general and administrative expenses were $904 compared to $38,727 for the nine months ended September 30, 2010.

The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense). The Company had net other expenses of $42,368 for the three months ended September 30, 2011 compared to $29,681 during the third quarter of 2010. For the nine months ended September 30, 2011, the Company had net other expenses of $115,317 compared to $87,991 during the first nine months of 2010. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of September 30, 2011, the Company’s primary source of liquidity consisted of $1,218 in cash and cash equivalents. The Company holds most of its cash reserves in local sweep accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2011 of $3,863,144 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company anticipates a net loss for the year ended December 31, 2011 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of September 30, 2011, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. Our board of directors has only two members. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2011, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 12, 2001, the Company entered into a consulting agreement (the "Agreement) with Summit Trading Limited, ("SLT") a Florida-based investor relations, strategic business planning company. Pursuant to the terms of the Agreement the Company issued an aggregate of 333,334 restricted shares of its common stock. STL is directed by a person who is believed by the Company to possess such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of receiving shares of the Company as consideration for such consulting services. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the Issuance of the shares pursuant to the Agreements is exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

On October 4, 2011, the Company issued an aggregate of 550,000 restricted shares of unregistered common stock to two persons in private transactions as payment for services rendered during 2011. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares pursuant to the Agreement was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of Fuelstream, Inc., a Delaware corporation.(2)
31	Certification by Chief Executive Officer and Chief Financial Officer, Mark D. Klok, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer and Chief Financial Officer, Mark D. Klok, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on dJune 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on June 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: November 14, 2011________________	BY: /S/ Mark Klok____________________
Mark Klok
Chief Executive Officer

