Form 10-K
period 2011-12-31
Fuelstream INC
filed 2012-04-17
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-14477

FUELSTREAM, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0561426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

510 Shotgun Road, Suite 110 Fort Lauderdale, Florida	33326
(Address of principal executive offices)	(Zip Code)

(954) 423-5345

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Fuelstream, Inc. held by non-affiliates as of June 30, 2011was $528,237.

As of April 12, 2012, there were 10,567,746 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

1

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1. BUSINESS.

Company History

Fuelstream, Inc. (hereafter, “Fuelstream” or the “Company”) was incorporated in the State of Delaware on July 12, 1996. Prior to April 2010, the Company had operated under the name of “SportsNuts, Inc.” and had been primarily engaged in sports marketing and management. During 2006 and 2007, the Company’s revenues and operations decreased substantially and the Company became a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. In April 2010, the Company underwent a reorganization to change its management and business model as further described herein, and changed its name to “Fuelstream, Inc.” On April 11, 2011, the Company entered into a joint venture agreement (“Joint Venture”) with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. The Joint Venture required the Company to contribute up to $200,000 in respect of supplying aviation fuel to various commercial aircraft via tanker trucks which were intended to be acquired by the Joint Venture. The Company ultimately contributed $183,500 in connection with the Joint Venture. On January 18, 2012, the Joint Venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company.

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

Employees

As of December 31, 2011, we had two employees and used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the fuel delivery and logistics industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from the acquisition of AFI described herein. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

In connection with the acquisition of AFI and the change of our corporate headquarters to Fort Lauderdale, Florida, we expect to incur substantially increased costs of our offices and facilities during 2012. We do not own any real property.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC:BB under the symbol “FLST.OB” The range of high and low quotations for the common stock by fiscal quarter within the last two fiscal years, as reported by the National Quotation Bureau Incorporated, was as follows (all figures adjusted for 100-1 reverse stock split on August 3, 2011):

	High	Low
Year ended December 31, 2011
First quarter	$10.00	$3.00
Second quarter	$10.00	$3.00
Third quarter	$2.50	$2.00
Fourth quarter	$2.00	$0.51

Year ended December 31, 2010
First quarter	$20.00	$9.00
Second quarter	$55.00	$2.00
Third quarter	$20.00	$7.00
Fourth quarter	$15.00	$3.00

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Number of Holders

As of April 12, 2012, there were approximately 384 record holders of our common stock, not counting shares held in “street name” in brokerage accounts which is unknown. As of April 12, 2012, there were 10,567,746 shares of common stock outstanding on record with our stock transfer agent.

Dividends

The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying cash dividends in the foreseeable future. The Company anticipates that any future earnings will be retained for use in developing and/or expanding the business.

Sales of Unregistered Securities

On January 18, 2012, in connection with the completion of the acquisition of AFI, the Company issued 7,400,000 shares of common stock to the sole shareholder of AFI.

On December 14, 2011, the Company issued an aggregate of 891,668 shares of restricted common stock to three creditors of the Company, which included 500,000 shares to John D. Thomas, P.C., a professional corporation controlled by John Thomas, the Company’s former Chief Executive Officer, in connection with the retirement of approximately $2.2 million in various debts of the Company.

Also on December 14, 2011, the Company issued an aggregate of 716,667 shares of restricted common stock to a various service providers, including 500,000 shares of common stock to Russell Adler, the Company’s Chief Executive Officer.

On October 4, 2011, the Company issued an aggregate of 550,000 shares of restricted common stock to two consultants of the Company.

On September 12, 2011, the Company issued 333,334 shares of restricted common stock to a consultant of the Company.

On August 15, 2011, the Company issued 30,000 shares of restricted common stock for legal services provided to the Company.

On April 7, 2011, the Company issued 35,000 shares of restricted common stock various consultants of the Company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2011 and 2010.

Revenues. The Company generated net revenues of $-0- during the years ended December 31, 2011 and 2010. The acquisition of AFI is expected to result in the generation of revenues during the first six months of 2012 resulting from the brokering of aviation fuel supply and delivery contracts.

Cost of Sales. Cost of sales for the years ended December 31, 2011 and 2010 were $-0-. In connection with the acquisition of AFI, cost of sales are expected to increase commensurate with the anticipated increase in revenues in the first six months of 2012. The Company expects that cost of sales for future period will constitute the principal expenses of the Company, given that margins for fuel delivery and supply are relatively thin.

Salaries and Consulting Expenses. Salaries and consulting expenses for the year ended December 31, 2011 were $2,749,667, compared to $5,243,145 during the year 2010. The substantially high amounts in both years are the result of share-based payments to officers, directors, and consultants of the Company. Cash-based payments of salaries and consulting expense are expected to increase substantially in the future, as the Company executes its business plan in connection with the acquisition of AFI.

Professional Fees. Professional fees for the year ended December 31, 2011 were $222,848 compared to $101,806 during 2010. As the Company continues to have audits and reviews of the financial statements those fees fluctuate based on the activity of the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $949 for the year ended December 31, 2011, as compared to $84,236 during 2010. In connection with the acquisition of AFI, the Company expects these types of expenses to increase in the future.

Other Income (Expense). The Company had net other income of $511,347 for the year ended December 31, 2011 compared to net other expense of $120,867 during 2010. The expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and promissory notes. The net other income in 2011 is the result of gain on the forgiveness of debt in the amount of $651,758 in connection with the conversion of various notes, loans, and accrued payables into 891,667 shares of restricted common stock on December 14, 2011.

Liquidity and Capital Resources

As of December 31, 2011, the Company’s primary source of liquidity consisted of $564 in cash and cash equivalents. The Company holds most of its cash reserves in local checking accounts with local financial institutions. Since inception, the Company has financed its operations through a combination of short and long-term loans, and through the private placement of its common stock.

The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2011 of $32,105,264 and is currently experiencing a substantial shortfall in operating capital which raises doubt about the Company’s ability to continue as a going concern. The Company generated a net loss for the year ended December 31, 2011 of $2,462,117 compared to a net loss in 2010 of $5,550,054. With the acquisition of AFI the Company expects an increase in revenues and operational activity. However, at this time, there would be substantial doubt as to the Company’s ability to continue operations.

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

The Company believes that its capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand the Company’s fuel brokerage business. The Company will likely require considerable amounts of financing to make any significant advancement in its new business strategy. There is presently no agreement in place with any source of financing and there can be no assurance that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause the Company to substantially curtail or even cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Fuelstream, Inc.

Fort Lauderdale, Florida

We have audited the accompanying balance sheets of Fuelstream, Inc. as of December 31, 2011 and 2010 and the related statement of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuelstream, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Morrill & Associates, LLC

Bountiful, Utah

April 16, 2012

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Balance Sheets

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS

Cash and cash equivalents	$564	$89
Loans receivable	183,500	—

Total Current Assets	184,064	89

TOTAL ASSETS	$184,064	$89

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$84,141	$77,857
Due to related parties	29,254	252,508
Accrued expenses	801,110	2,527,484
Notes payable	232,000	27,000
Notes payable - related parties	493,500	684,066

Total Current Liabilities	1,640,005	3,568,915

TOTAL LIABILITIES	1,640,005	3,568,915

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares authorized, 200 and -0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 3,167,747 and 512,167 shares issued and outstanding, respectively	317	51
Additional paid-in capital	30,649,006	26,106,635
Accumulated deficit	(32,105,264)	(29,675,512)

Total Stockholders' Deficit	(1,455,941)	(3,568,826)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$184,064	$89

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Statements of Operations

	For the Years Ended
	December 31,
	2011	2010

NET SALES	$—	$—

COST OF SALES	—	—

GROSS MARGIN	—	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	2,749,667	5,243,145
Professional fees	222,848	101,806
Selling, general and administrative	949	84,236

Total Selling, General and
Administrative Expenses	2,973,464	5,429,187

LOSS FROM OPERATIONS	(2,973,464)	(5,429,187)

OTHER INCOME (EXPENSES)

Gain on forgiveness of debt	651,758	—
Interest expense	(140,411)	(120,867)
Other income	—	—

Total Other Income (Expenses)	511,347	(120,867)

LOSS BEFORE INCOME TAXES	(2,462,117)	(5,550,054)

INCOME TAX EXPENSE	—	—

NET LOSS	$(2,462,117)	$(5,550,054)

BASIC AND DILUTED:
Net loss per common share	$(2.89)	$(17.70)

Weighted average shares outstanding	850,656	313,537

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Statements of Stockholders' Deficit
For the Period January 1, 2009 through December 31, 2011

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2009	—	$—	12,167	$1	$21,033,134	$(23,949,846)	$(2,916,711)

Record sale of Rocky Mountain Sports Alliance	—	—	—	—	(76,449)	93,373	16,924

Net loss for the year ended
December 31, 2009	—	—	—	—	—	(268,985)	(268,985)

Balance, December 31, 2009	—	—	12,167	1	20,956,685	(24,125,458)	(3,168,772)

Preferred stock issued for services	200	—	—	—	150,000	—	150,000

Common stock issued for services	—	—	500,000	50	4,999,950	—	5,000,000

Net loss for the year ended
December 31, 2010	—	—	—	—	—	(5,550,054)	(5,550,054)

Balance, December 31, 2010	200	—	512,167	51	26,106,635	(29,675,512)	(3,568,826)

Common stock issued for services, April 2011	—	—	35,000	4	349,996	—	350,000

Common stock issued for rounding up for	—	—	98,911	10	(10)	—	—
reverse stock split, June 2011

Common stock issued for services,
August 2011	—	—	30,000	3	74,997	—	75,000

Common stock issued for services,
September 2011	—	—	333,334	33	373,301	—	373,334

Common stock issued for services,
October 2011	—	—	550,000	55	560,945	—	561,000

Common stock issued for services,
December 2011	—	—	716,667	72	1,433,262	—	1,433,334

Common stock issued for conversion of debt
December 2011	—	—	891,668	89	1,782,245	—	1,782,334

Record write off of Sportzz.com	—	—	—	—	(32,365)	32,365	—

Net loss for the year ended
December 31, 2011	—	—	—	—	—	(2,462,117)	(2,462,117)

Balance, December 31, 2011	200	$—	3,167,747	$317	$30,649,006	$(32,105,264)	$(1,455,941)

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,462,117)	$(5,550,054)
Adjustments to reconcile net loss to net
cash used by operating activities:
Gain on forgiveness of debt	(651,758)	—
Common stock issued for services	2,792,668	5,000,000
Preferred stock issued for services	—	150,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	155,683	304,380
Due to related parties	115,999	60,844

Net Cash Used by Operating Activities	(49,525)	(34,830)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	(183,500)	—

Net Cash Used by Investing Activities	(183,500)	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	220,000	27,000
Payment on notes payable	(15,000)	—
Proceeds from notes payable - related parties	28,500	7,400

Net Cash Provided by Financing Activities	$233,500	$34,400

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$475	$(430)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	89	519

CASH AND CASH EQUIVALENTS, END OF PERIOD	$564	$89

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$303	$74
Income taxes	$—	$—

Non-cash activity:

Common stock issued for services	$2,792,668	$5,000,000
Preferred stock issued for services	$—	$150,000
Common stock issued for conversion of debt	$1,782,334	$—

The accompanying notes are an integral part of these financial statements

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a.	Organization and Description of Business

Fuelstream, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996 under the name of “Durwood, Inc.” From April 6, 1999 to April 9, 2010, the Company operated as a sports marketing firm under the name of “Sportsnuts.” Inc. On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

b.	Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of December 31, 2011 and 2010. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

e.	Revenue Recognition

Revenue is recognized upon completion of services or delivery of goods where the sales price is fixed or determinable and collectibility is reasonably assured. Advance customer payments are recorded as deferred revenue until such time as they are recognized. The Company does not offer any cash rebates. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2011 and 2010, sales are recorded net of the allowance for returns and discounts of $-0-.

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

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2011 and 2010 was $-0-.

h.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2011	2010
Basic and fully diluted net loss per share:

Loss (numerator)	$(2,462,117)	$(5,550,054)
Shares (denominator)	850,656	313,537
Per share amount	$(2.89)	$(17.70)

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. The Company has no common stock equivalents outstanding.

i.	Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10. FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than- not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2011 the Company had net operating loss carryforwards of approximately $10,958,000 that may be offset against future taxable income through 2031. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL Carryover	$10,958,000	$10,121,000
Valuation allowance	(10,958,000)	(10,121,000)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	837,000	1,887,000
Valuation allowance	(837,000)	(1,887,000)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2011 and 2010:

	2011	2010
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2011, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2011 and 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2011, 2010 and 2009.

j.	Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the financial statements.

k.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2011	2010

Accrued compensation	$—	$1,585,104
Accrued interest	801,110	942,380
Total accrued expenses	$801,110	$2,527,484

l.	Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our financial position, results of operations, or cash flows for the years ended December 31, 2011 and 2010.

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

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2- NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2011	December 31, 2010
Notes payable to companies, unsecured, interest at 10%, due on demand.	232,000	12,000
Notes payable to an individual, unsecured, interest at 12%, due on demand.	—	15,000
Total notes payable	232,000	27,000
Less: current portion	(232,000)	(27,000)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending December 31,		Amount
2012		$232,000
Total		$232,000

Accrued interest on notes payable for the years ended December 31, 2011 and 2010 was $16,308 and $513, respectively.

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3- NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	December 31, 2011	December 31, 2010
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $.10 per share.	$450,000	$450,000
Note payable to a related individual, secured by tangible assets of the Company, interest at 16%, principal and interest due May 4, 2000, past due. Note is convertible into common stock of the Company at $1.00 per share.	—	20,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand.	43,500	192,566
Notes payable to a related individual, unsecured, interest at 13%, due on demand.	—	21,500
Total notes payable - related parties	493,500	684,066
Less: current portion	(493,500)	(684,066)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2012		$493,500
Total		$493,500

Accrued interest on notes payable – related parties for the years ended December 31, 2011 and 2010 was $742,177 and $839,448, respectively.

NOTE 4 - LOANS RECEIVABLE

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with Aviation Fuel International, Inc. (“AFI”), a Florida corporation, to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company was obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company contributed $183,500 toward its working capital obligation under the Joint Venture. This amount has been recorded on the balance sheet as Loans Receivable as of December 31, 2011. On January 18, 2012, the Joint Venture was terminated upon completion of the acquisition of AFI by the Company. Consequently, these Loans Receivable will be eliminated when consolidated with the financial statements of AFI in periods subsequent to the acquisition.

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 5 - COMMON AND PREFERRED STOCK TRANSACTIONS

On December 14, 2011, the Company issued an aggregate of 891,667 shares of restricted common stock to three creditors of the Company in connection with the retirement of $2,233,891 in various loans, notes, and accrued expenses of the Company in the aggregate. The market value of the stock on the date of issuance was $1,783,334 which offset the loans, notes, and accrued expenses with the remainder of $450,557 recorded as part of the gain on the forgiveness of debt.

During the year ended December 31, 2011, the Company issued an aggregate of 1,635,001 shares of common stock to various contract personnel for services provided. The market value of the stock on the dates of issuance was $2,717,668 and is recorded as “salaries and consulting expense” in the Statements of Operations.

During the year ended December 31, 2011, the Company issued 30,000 shares of common stock for legal services provided. The market value of the stock on the dates of issuance was $75,000 and is recorded as “professional fees expense” in the Statements of Operations.

NOTE 6 - OPTIONS AND WARRANTS

The Company has adopted FASB ASC 718, “Share-Based Payments” (“ASC 718”) to account for its stock options. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience. Compensation expense is recognized only for those options expect to vest, with forfeitures estimated at the date of grant based on our historical experience and future expectations. No stock options or warrants were Issued or outstanding during 2010 or 2011.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has sustained significant net losses which have resulted in an accumulated deficit at December 31, 2011 of approximately $32,105,264, has negative working capital, and negative cash flows from operations, all of which raise substantial doubt regarding the Company’s ability to continue as a going concern.

To date the Company has funded its operations through a combination of loans and the private placement of its common stock. The acquisition of AFI in January 2012 is expected to result in increased business activity and cash flows from operations. Absent this transaction, there would be substantial doubt as to the Company’s ability to continue operations.

The Company believes these conditions have resulted from the inherent risks associated with small companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of its products and services at levels sufficient to cover its costs and provide a return for investors, (ii) attract additional capital in order to finance growth, (iii) further develop and successfully market commercial products and services, and (iv) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 8 - RELATED PARTY TRANSACTIONS

On December 14, 2011, the Company issued 500,000 shares of restricted common stock to its newly-appointed Chief Executive Officer. These shares vested immediately upon such appointment.

On December 14, 2011, John Thomas, the controlling shareholder of the Company and the Company’s former Chief Executive Officer, sold 200 shares of Series A Preferred Stock of the Company (the “Preferred Stock”) to Sean Wagner, the sole shareholder of AFI and the recipient of 7,400,000 shares of common stock in connection with the acquisition of AFI. The consideration for the Preferred Shares consisted of a secured promissory note (“Note”) issued by Mr. Wagner to Mr. Thomas, and required Mr. Wagner to grant Mr. Thomas a security interest in the Preferred Stock as well as the voting rights attached thereto until the Note is paid in full. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the purchase and sale of the Preferred Stock, Mr. Wagner holds a controlling beneficial interest in the Company and, once the Note is paid in full, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed. These unreimbursed expenses are disclosed as due to related parties. The balance due at December 31, 2011 and 2010 was $29,254 and $252,508, respectively. Accrued interest on these amounts was $42,435 and $102,229 for the years ended December 31, 2011 and 2010, respectively.

NOTE 9 - JOINT VENTURE

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with AFI to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company was obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company contributed $183,500 toward its working capital obligation under the Joint Venture. On January 10, 2012, the Company completed the acquisition of AFI, resulting in a termination of the Joint Venture.

NOTE 10- SUBSEQUENT EVENTS

On January 18, 2012, the Company completed the acquisition of AFI as described further herein. AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock. The acquisition superseded the letter of intent that was entered into between the Company and AFI on March 17, 2011 and terminated the joint venture agreement that was entered into between the Company and AFI on April 11, 2011.

The Company has evaluated subsequent events for the year ending December 31, 2011 through the date the financial statements were issued, and concluded there were no other events or

FUELSTREAM, INC.

(formerly SportsNuts, Inc.)

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 10- SUBSEQUENT EVENTS (Continued)

transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its consolidated financial statements.

NOTE 11 - REVERSE STOCK SPLIT

On June 14, 2011, our board of directors and the holder of a majority in interest of our voting capital stock approved a 1-for-100 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on August 3, 2011. As a result of the Reverse Split, each shareholder of record, received one (1) share of common stock for each one hundred (100) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of our registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 98,912 shares issued. These financial statements have been retroactively restated for this change in capital structure.

NOTE 12 - OTHER EVENTS

On November 20, 2011, the Board and holders of a majority of the voting rights of the outstanding capital stock of the Company approved a restatement of the Company’s Certificate of Incorporation (“November Restatement”). The purpose of the November Restatement was to: (i) decrease the number of authorized shares of Preferred Stock to 200 and decrease the number of authorized shares of common stock to 50,000,000, (ii) restate, consistent with the Certificate of Designation filed by the Company on June 14, 2011, with respect to the Preferred Stock, defining the powers, preferences, rights, and restrictions, thereof, and (iii) amend Article VII, which specifies that no amendment or restatement of the Certificate of Incorporation of the Company shall be valid unless approved by holders of a majority of the voting rights of the Company, which approval shall expressly include voting rights associated with the outstanding shares of common stock and Preferred Stock of the Company.

On June 14, 2011, the Company amended and restated the Certificate of Designation to the Company’s Certificate of Incorporation. The Certificate of Designation concerns the rights, preferences, privileges, and restrictions of Series “A” Preferred Stock (the “Preferred Stock”), and the amended and restated Certificate of Designation increased the number of voting rights applicable to each share of Preferred Stock from one million (1,000,000) to ten million (10,000,000).

On June 14, 2011, the Company amended and restated its Certificate of Incorporation to provide for an increase in the authorized common and preferred shares of the Company, a reduction in the par value of the Company’s common and preferred shares from $0.002 to $0.0001 per share, and the removal of a classified board of directors and certain supermajority requirements. The provisions relating to the increase in the authorized shares of common and preferred stock were superseded by the November Restatement described above.

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

ITEM 9A.    CONTROLS AND PROCEDURES.

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2011, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

Russell Adler (1)	51	Chief Executive Officer, President , Secretary and Director	2011

(1) Mr. Adler was appointed as an officer and director of the Company on December 14, 2011.

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

The following information summarizes the business experience of each of our current officers and directors for at least the last five years:

Russell Adler. Mr. Adler, age 51, has been a practicing attorney since 1986. Since 2004, he has also served as an Investment Banker and General Counsel to Platinum Advisory Services, Inc. Since the beginning of 2011, he served as a Senior Managing Director - Banking for Revere Securities Corporation. From 2010 to 2011, he was a Registered Representative and Broker for Cresta Capital Strategies, LLC, and from 2009 to 2010 he was a Senior Vice President of Investment Banking for Jessup & Lamont Securities. From 2007 to 2008, he was a Registered Representative and Broker for Augustus Capital, LLC, a New York based Hedge Fund. As a businessman, investment banker and attorney he participated in over $500 million of debt/equity transactions. His business and legal background encompasses a wide range of areas, including semiconductors, computer software, water purification, oil & gas, telecom and internet transactions. Mr. Adler has participated in funding business transactions outside of the US in Chile, China, Japan, Germany and Russia. In 1999, Mr. Adler’s start up internet Media Company went public and eventually grew to a market capitalization of over $500 Million (RGNS.OB), before merging with FuelNation. In Russia, Mr. Adler and a management team formed US based Silicon Group Inc. to import Russian technology and semi-conductor to the US and Japan. As counsel and Sr. VP he negotiated software development agreements with Fujitsu, Japan; set-up software development team in Moscow, Russia; and represented company in business litigation, audits, funding and sales negotiations for the importation of semi-conductors to US based distributors and product manufactures. He has also filed and acted as principal and lead executive management in several private to public transactions. He was one of the founders of E&P company: Petroedge Resources, which recently sold for $140M to Quest Resources (NASDQ:QRCP). He has been a director or executive management of FuelNation, China Energy and Standard Oil & Gas, Firstway Enterprises, Strategic Holdings, and 888 Corp. Mr. Adler was part of the investment banking team that completed transactions with Miller Petroleum (NYSE:MILL), Charys Holdings (OTCBB.CHYS), United Petroleum Corporation (OTCBB:UPET) and The Beach Club: Hallandale, Florida with Related Group. He also led an investment group, as part of a failed takeover of Pennzoil, to purchase the products division (Jiffy Lube) for $1.6B in conjunction with the UPR’s/SmithBarney hostile takeover attempt. Mr. Adler has previously been associated with or counsel for Jesup & Lamont, Kuhns Brothers, J.W. Gant Securities and Augustus Capital LLC. He received a B.A. in Business and Sociology from William Penn University and a J.D. from Nova Southeastern University School of Law and currently holds FINRA Series 7, 63 and 79 licenses as a registered representative with Revere Securities. Since 1986 he has been actively engaged in the practice of law and is a member in good standing of the Florida and S.D. Federal Bar.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

For the 2011 fiscal year we are unaware of any officer, director or beneficial owner of more that 10% of our registered equity securities who failed to file reports on a timely basis in accordance with Section 16(a) of the Securities Exchange Act of 1934.

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

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2011 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. The Company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Russell Adler	2011	$ —	$ —	$ —	$ —
Chief Executive Officer	2010	$ —	$ —	$ —	$ —
and Chief Financial Officer(1)

Mark D. Klok	2011	$ —	$ —	$ —	$ —
Chief Executive Officer and	2010	$ —	$5,000,000	$ —	$ 5,000,000
Chief Financial Officer(2)

John D. Thomas	2011	$ —	$ —	$ —	$ —
Chief Executive Officer	2010	$ —	$ 150,000	$ —	$ 150,000
and Chief Financial Officer(3)

(1) Appointed December 14, 2011.

(2) Appointed May 10, 2010. Replaced by Mr. Thomas on November 14, 2011.

(3) Initially appointed on August 7, 2007 and replaced by Mr. Klok on May 10, 2010. Appointed again on November 14, 2011. Replaced by Mr. Adler on December 14, 2011.

There is no other arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. We did not grant any equity awards to our Named Executive Officers or directors during 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

As of April 12, 2012, there are a total of 10,567,746 shares of our common stock outstanding and 200 shares of Series A Preferred Stock collectively carry an aggregate of 200,000,000 votes. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless indicated otherwise, the address for each officer, director, and 5% shareholder is c/o the Company, 510 Shotgun Road, Suite 110, Fort Lauderdale, FL 33326.

	(including Series A Preferred Voting Rights)		(excluding Series A Preferred Voting Rights)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class(3)	Number of Shares Beneficially Owned(4)	Percent of Class(5)
Russell Adler(6)	500,000	4.73%	500,000	4.73%
John Thomas(7)	200,500,000	95.22%	0	4.73%
Sean Wagner(8)	7,400,000	70.02%	0	70.02%
All officers and directors as a group (1 person)	500,000	4.73%	500,000	4.73%

(1)     The address of each beneficial owner is c/o Fuelstream, Inc., 510 Shotgun Road, Suite 110, Fort Lauderdale, FL 33326.

(2)     With respect to determining voting rights of each shareholder above and including voting rights of Series A Preferred Shares which are issued and outstanding, the number of shares beneficially owned includes: (i) all shares of common stock deemed beneficially held; (ii) all common stock deemed beneficially held subject to options, warrants, and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days; and (iii) all other instruments deemed beneficially held by the shareholder (such as Series A Preferred Shares) that are not convertible into common stock but have rights that enable such shareholder to vote such instruments together with holders of our common stock on all matters upon which common stockholders may vote.

(3)     With respect to calculating percentage of beneficial ownership and including voting rights of Series A Preferred Shares which are issued and outstanding, the calculation is based upon 10,567,746 shares of common stock outstanding as of February 1, 2012, and: (i) shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days, and (ii) all other instruments deemed beneficially held by the shareholder (such as Series A Preferred Shares) that are not convertible into common stock but have rights that enable such shareholder to vote such instruments together with holders of our common stock on all matters upon which common stockholders may vote. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities, has exercised all applicable voting rights, and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(4)     With respect to determining beneficial ownership of each shareholder above and excluding voting rights of Series A Preferred Shares which are issued and outstanding, the number of shares beneficially owned includes: (i) all shares of common stock deemed beneficially held; and (ii) all common stock deemed beneficially held subject to options, warrants, and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days.

(5)     With respect to calculating percentage of beneficial ownership and excluding voting rights of Series A Preferred Shares which are issued and outstanding, the calculation is based upon 10,567,746 shares of common stock outstanding as of February 1, 2012, and shares of common stock subject to options, warrants and/or conversion rights deemed beneficially held by the shareholder that are currently exercisable or exercisable within 60 days. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants, and conversion rights to obtain additional securities and that no other shareholder has exercised such rights. Except as otherwise indicated below, the persons and entity named in the table have sole voting and investment power with respect to all shares of common stock and voting rights shown as beneficially owned by them, subject to applicable community property laws.

(6)     Chief Executive Officer, Chief Financial Officer, and Secretary of the Company. Includes 500,000 shares of common stock held directly.

(7)     Principal voting shareholder of the Company. Includes 500,000 shares of common stock held by John D. Thomas, P.C., a professional corporation owned and controlled by Mr. Thomas, and 200,000,000 voting rights in respect of Series A Preferred Shares that have been pledged to Mr. Thomas by Mr. Wagner as collateral for a promissory note in the aggregate principal amount of $350,000.

(8)     Principal shareholder of the Company. Includes 7,400,000 shares of common stock held directly. Does not include 200,000,000 voting rights which have been pledged to Mr. Thomas as described in Note (7) above. If the note described therein is paid in full, Mr. Wagner will recover all such voting rights and will become the controlling shareholder of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Change of Control

On December 14, 2011, John Thomas, the controlling shareholder of the Company and the Company’s former Chief Executive Officer, sold 200 shares of Series A Preferred Stock of the Company (the “Preferred Stock”) to Sean Wagner, the sole shareholder of AFI and the recipient of 7,400,000 shares of common stock in connection with the acquisition of AFI. The consideration for the Preferred Shares consisted of a secured promissory note (“Note”) issued by Mr. Wagner to Mr. Thomas, and required Mr. Wagner to grant Mr. Thomas a security interest in the Preferred Stock as well as the voting rights attached thereto until the Note is paid in full. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the purchase and sale of the Preferred Stock, Mr. Wagner holds a controlling beneficial interest in the Company and, once the Note is paid in full, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2011, the Board held no formal meetings during the fiscal year ended December 31, 2011.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On December 14, 2011, the Company issued 500,000 shares of restricted common stock to its newly-appointed Chief Executive Officer. These shares vested immediately upon such appointment.

On December 14, 2011, John Thomas, the controlling shareholder of the Company and the Company’s former Chief Executive Officer, sold 200 shares of Series A Preferred Stock of the Company (the “Preferred Stock”) to Sean Wagner, the sole shareholder of AFI and the recipient of 7,400,000 shares of common stock in connection with the acquisition of AFI. The consideration for the Preferred Shares consisted of a secured promissory note (“Note”) issued by Mr. Wagner to Mr. Thomas, and required Mr. Wagner to grant Mr. Thomas a security interest in the Preferred Stock as well as the voting rights attached thereto until the Note is paid in full. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the purchase and sale of the Preferred Stock, Mr. Wagner holds a controlling beneficial interest in the Company and, once the Note is paid in full, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders.

Also on December 14, 2011, the Company converted approximately $1.15 million in loans, notes, and accrued liabilities owed to John Thomas, the Company’s former Chief Executive Officer, into 500,000 shares of restricted common stock.

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed. These unreimbursed expenses are disclosed as due to related parties. The balance due at December 31, 2011 and 2010 was $29,254 and $252,508, respectively. Accrued interest on these amounts was $42,435 and $102,229 for the years ended December 31, 2011 and 2010, respectively.

On April 6, 2010, the Company issued 200 shares of Series A Preferred Stock (“Preferred Shares”) to John D. Thomas, the Company’s former Chief Executive Officer and a former member of the board of directors. Each of the Preferred Shares carries ten million (10,000,000) votes per share and is able to vote together with holders of our common shares on any matter upon which our common stockholders may vote. As a result of the issuance of the Preferred Shares, Mr. Thomas is able to unilaterally control the election of the Company’s Board of Directors and approve any other item which would require approval of holders of a majority of our voting shares.

On May 25, 2010, the Company issued 500,000 shares of its common stock to Opiuchus Holdings, Inc., a New York corporation owned and controlled by Mark Klok, the Company’s former Chief Executive Officer.

Director Independence

None of our directors are considered “independent” inasmuch as they are either executive officers or exercise substantial control over the Company. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, Morrill & Associates, LLC for the last two fiscal years:

	2011	2010
Audit Fees	$11,900	$10,150
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$11,900	$10,150

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

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference from our report on form 8-K filed on November 22, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference from our report on form 8-K filed on June 17, 2011).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Russell Adler.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Russell Adler.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELSTREAM, INC.

/s/ Russell Adler
Dated: April 16, 2012	By: Russell Adler, Chief Executive Officer Chief Financial Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Russell Adler	Chief Executive Officer	April 16, 2011
Russell Adler

