Form 10-Q
period 2012-03-31
Fuelstream INC
filed 2012-05-24
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(954) 423-5345
(Issuer’s Telephone Number)
11650 South State Street, Suite 240, Draper, Utah 84020
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of April 19, 2012, the Company had outstanding 10,567,747 shares of common stock, par value $0.0001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed ConsolidatedFinancial Statements of the Company are prepared as of March 31, 2012.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$23,034	$564
Accounts receivable	1,000,000	—
Loans receivable	—	183,500

Total Current Assets	1,023,034	184,064

Goodwill	2,557,033	—

TOTAL ASSETS	$3,580,067	$184,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$694,699	$84,141
Due to related parties	29,254	29,254
Accrued expenses	825,929	801,110
Notes payable	1,532,016	232,000
Notes payable - related parties	1,493,500	493,500

Total Current Liabilities	4,575,398	1,640,005

TOTAL LIABILITIES	4,575,398	1,640,005

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and -0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares
authorized, 10,567,747 and 3,167,747 shares issued
and outstanding, respectively	1,057	317
Additional paid-in capital	31,204,766	30,649,006
Accumulated deficit	(32,201,154)	(32,105,264)

Total Stockholders' Deficit	(995,331)	(1,455,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,580,067	$184,064

The accompanying notes are an integral part of these financial statements.

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

NET SALES	$—	$—

COST OF SALES	—	—

GROSS MARGIN	—	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	20,000	—
Professional fees	24,823	52,189
Selling, general and administrative	25,530	212

Total Selling, General and
Administrative Expenses	70,353	52,401

LOSS FROM OPERATIONS	(70,353)	(52,401)

OTHER INCOME (EXPENSES)

Interest expense	(25,537)	(34,317)

Total Other Income (Expenses)	(25,537)	(34,317)

LOSS BEFORE INCOME TAXES	(95,890)	(86,718)

INCOME TAX EXPENSE	—	—

NET LOSS	$(95,890)	$(86,718)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.17)

Weighted average shares outstanding	8,290,824	512,167

The accompanying notes are an integral part of these financial statements.

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(95,890)	$(86,718)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	68,360	20,545
Bank overdraft	—	84
Due to related parties	—	66,000

Net Cash Used by Operating Activities	(27,530)	(89)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	—	(69,500)

Net Cash Used by Investing Activities	—	(69,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	50,000	69,500

Net Cash Provided by Financing Activities	$50,000	$69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$22,470	$(89)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,034	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$717	$58
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2012

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 13, 2012. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company has an accumulated deficit of $32,105,264 from inception of the Company through December 31, 2011. The accumulated deficit as of March 31, 2012 was $32,201,154 and the total stockholders’ deficit at March 31, 2012 was $995,331 and had working capital deficit, continued losses, and negative cash flows from operations.These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues by brokering the sale of aircraft fuel. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2012

NOTE 3 ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $2,557,033. Various items contributed to the amount recorded as goodwill such as net present value of forecasted cash flows, current fuel sales contracts, and a non-compete agreement with the President of AFI who has highly valued contacts and experience in the industry.

Following is a pro-forma statement of operations for the quarters ended March 31, 2012 and 2011 as though the acquisition of AFI had occurred at the beginning of each quarter.

	For the Three Months Ended
	March 31,
	2012	2011

NET SALES	$—	$4,540,255

COST OF SALES	—	4,275,990

GROSS MARGIN	—	264,265

Total Selling, General and
Administrative Expenses	70,353	291,265

LOSS FROM OPERATIONS	(70,353)	(27,000)

OTHER INCOME (EXPENSES)

Interest expense	(25,537)	—

Total Other Income (Expenses)	(25,537)	—

LOSS BEFORE INCOME TAXES	(95,890)	(27,000)

INCOME TAX EXPENSE	—	—

NET LOSS	$(95,890)	$(27,000)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.05)

Weighted average shares outstanding	8,290,824	512,167

NOTE 4 LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote. Furthermore, the amount of potential loss cannot be reasonably estimated. For these reasons, no loss contingencies have been accounted for.

8

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Financial Statements

March 31, 2012

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the quarter ending March 31, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Fuelstream, Inc. (hereafter, “Fuelstream,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the Unaudited Financial Statements and related Notes thereto included herein.This discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions, or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Actual results could differ materially from those projected in the forward looking statements. Prospective investors should carefully consider the information set forth herein, and the Company cautions investors that its business and financial performance is subject to substantial risks and uncertainties.

Overview

We are an in-wing and on-location supplier and distributor of aviation fuel to corporate, commercial, military, and privately-owned aircraft throughout the world. We also provide a variety of ground services either directly or through our affiliates, including concierge services, passenger andbaggage handling, landing rights, coordinationwith local aviation authorities, aircraft maintenance services, catering, cabin cleaning, customsapprovals, and third-party invoice reconciliation. Our personnel assist customers in flight planning and aircraft routing aircraft, obtainingpermits, arranging overflies, and flight follow services.

Our core business is operated within Aviation Fuel International, Inc., a wholly-owned subsidiary of the Company (“AFI”). Initially, we partnered with AFI in a joint venture, commencing in April 2011 and, ultimately, we acquired AFI on January 18, 2012. The Company’s principal sources of revenues are expected to result from the gross selling price of fuel delivery contracts. Expenses which comprise the costs of goods sold are expected to include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses. Prior to changing our business model to become a fuel transportation and logistics company, our principal sources of revenues were (i) online services targeted to sports organizations and members, and (ii) offline promotional, management, and sponsorship services provided in connection with community-based sports events.

Our ability to generate revenues during the year 2012 and beyond depends substantially upon the Company’s resources available in order to develop and grow the business of AFI as a supplier of fuel and logistics. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2012 and 2011.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2012 and 2011.In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts.

Cost of Sales. Cost of sales for the three months ended March 31, 2012 and 2011 were $-0-. Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses were $20,000 for the three months ended March 31, 2012, compared to $-0- during the first quarter of 2011.Salaries and consulting expenses are expected to increase with the acquisition of AFI and the expected increase in personnel to carry out the business.

Professional Fees. Professional fees for the three months ended March 31, 2012were $24,823, compared to $52,189 during the firstquarter of 2011. Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC. The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 were $25,530, compared to $212 during the first quarter of 2011.The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense). The Company had net other expenses of $25,537 for the three months ended March 31, 2012 compared to $34,317 during the first quarter of 2011. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of March 31, 2012, our primary source of liquidity consisted of $23,034 in cash and cash equivalents. We hold most of our cash reserves in local sweep accounts with local financial institutions. Since inception, we have financed its operations through a combination of short and long-term loans, and through the private placement of ourcommon stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2012 of $995,331 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

There is presently no agreement in place with any source of financing for the Company and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

As of March 31, 2012, the end of our firstquarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2012, our internal control over financial reporting is effective inproviding reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ryan International Airlines Litigation.One of our subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the delivery of Jet Fuel. Disagreements between the parties resulted in both parties filing separate lawsuits in three actions. Ryan filed a cause of action in Case No. 09-57580, Ryan International Airlines, Inc. v. Aviation Flight Services, LLC (“AFS”) and Aviation Fuel International, Inc., (“AFI”), and sought recovery of $1,491,308.66 allegedly paid to AFS as pre-payment of aviation fuel and flight services under a contractual relationship between Ryan and AFS. AFI moved to dismiss the action, to which, Ryan has subsequently filed a notice of removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802.AFI filed an action for breach of contract for Ryan’s failure to pay certain Jet Fuel invoices for the delivery of fuel in the amount of $678,000; Aviation Fuel International v. Ryan International Airlines, Inc., a Kansas corporation, Wells Fargo Bank Northwest, Trustee N.A., a Utah corporation, RUBLOFF 757-MSN24794LLC, an Illinois limited liability company, RYAN 767

LLC, an Illinois limited liability company, AFT TRUST SUB I, a Delaware corporation, RYAN 767 N123 LLC, an Illinois limited liability company, and RUBLOFF 440 LLC, an Illinois corporation, Civil Action Case No. CACE 10-037788-04. AFI also filed the corresponding claims of liens under the FAA Aircraft Registration Branch, for each plane, registered and tail wing number listed therein. This action has also been recently noticed for been removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802.In addition, as a result of Ryan’s filing a Federal Involuntary Bankruptcy Petition against Aviation Flight Services (“AFS”) on June 10, 2010, Case No.: 10-27313-JKO, (S.D. of Fla.), our subsidiary AFI, also filed and was discharged as a creditor in the amount of $269,000.

Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (Direct Air). On or about March 13, 2012, Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (Direct Air) ― a public charter operator ― ceased operations. Direct Air has subsequently filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Massachusetts (Worcester)(Case no. 12-40944). The Company currently has $122,000 in cash in escrow with Suntrust Bank, representing a partial payment by Direct Air for Fuel. This action is currently pending before the court, as it relates to the collection of the Garnishment.

As a result of the non-payment for Jet Fuel by AFI customers, AFI’s suppliers have filed actions that have resulted in judgment and garnishments, in the amount of $330,000. Most of these fuel outstanding fuel delivery charges are secured in the Bankruptcy action through the lien filings by both the issuer and individual fuel providers. In addition, AFI incurred certain loan and debt obligations for which the Company is attempting to convert into common stock of the issuer.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 18, 2012, in connection with the completion of the acquisition of AFI, the Company issued 7,400,000 shares of common stock to Sean Wagner, the sole shareholder of AFI. No solicitation was made and no underwriting discounts were given or paid in connection with this transaction. The Company believes that the issuance of shares in connection with the acquisition of AFI as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(2)
31	Certification by Chief Executive Officer, Russell Adler, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Russell Adler, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: May 21, 2012________________	BY: /S/ Russell Adler____________________
Russell Adler
Chief Executive Officer

