Form 10-Q
period 2012-06-30
Fuelstream INC
filed 2012-08-20
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 14, 2012, the Company had outstanding 10,567,747 shares of common stock, par value $0.0001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2012.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$41,797	$564
Accounts receivable, net	524,262	—
Prepaid expenses	3,270	—
Loans receivable	—	183,500

Total Current Assets	569,329	184,064

Goodwill	2,557,033	—

TOTAL ASSETS	$3,126,362	$184,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$934,350	$84,141
Due to related parties	66,754	29,254
Accrued expenses	850,748	801,110
Notes payable	1,582,016	232,000
Notes payable - related parties	1,479,200	493,500

Total Current Liabilities	4,913,068	1,640,005

TOTAL LIABILITIES	4,913,068	1,640,005

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares authorized, 200 and -0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 10,567,747 and 3,167,747 shares issued and outstanding, respectively	1,057	317
Additional paid-in capital	31,204,766	30,649,006
Accumulated deficit	(32,992,529)	(32,105,264)

Total Stockholders' Deficit	(1,786,706)	(1,455,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,126,362	$184,064

The accompanying notes are an integral part of these financial statements.

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

NET SALES	$398,537	$—	$398,537	$—

COST OF SALES	377,898	—	377,898	—

GROSS MARGIN	20,639	—	20,639	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	27,600	372,000	47,600	372,000
Professional fees	62,823	49,149	87,646	96,945
Selling, general and administrative	696,761	173	722,291	385

Total Selling, General and
Administrative Expenses	787,184	421,322	857,537	469,330

LOSS FROM OPERATIONS	(766,545)	(421,322)	(836,898)	(469,330)

OTHER INCOME (EXPENSES)

Interest expense	(24,830)	(38,632)	(50,367)	(72,949)

Total Other Income (Expenses)	(24,830)	(38,632)	(50,367)	(72,949)

LOSS BEFORE INCOME TAXES	(791,375)	(459,954)	(887,265)	(542,279)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(791,375)	$(459,954)	$(887,265)	$(542,279)

BASIC AND DILUTED:
Net loss per common share	$(0.07)	$(0.89)	$(0.09)	$(1.05)

Weighted average shares outstanding	10,567,747	518,301	9,429,285	515,241

The accompanying notes are an integral part of these financial statements.

FUELSTREAM, INC.
(formerly SportsNuts, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(887,265)	$(542,279)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	—	350,000
Bad debt expense	670,000	—
Changes in operating assets and liabilities:
Accounts receivable	(194,262)
Prepaid expenses	(3,270)
Accounts payable and accrued expenses	332,830	78,691
Bank overdraft	—	—
Due to related parties	37,500	80,000

Net Cash Used by Operating Activities	(44,467)	(33,588)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	—	(173,500)

Net Cash Used by Investing Activities	—	(173,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	100,000	195,000
Payment on notes payable	—	(15,000)
Proceeds from notes payable - related parties	—	28,500
Payment on notes payable - related parties	(14,300)	—

Net Cash Provided by Financing Activities	$85,700	$208,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$41,233	$1,412

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,797	$1,501

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$728	$58
Income taxes	$—	$—

Non-cash activity:

Common stock issued for services	$—	$350,000

The accompanying notes are an integral part of these financial statements

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2012

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 13, 2012. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company has an accumulated deficit of $32,105,264 from inception of the Company through December 31, 2011. The accumulated deficit as of June 30, 2012 was $32,992,529 and the total stockholders’ deficit at June 30, 2012 was $1,786,706 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

June 30, 2012

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

Following is a pro-forma statement of operations for the six months ended June 30, 2012 and 2011 as though the acquisition of AFI had occurred at the beginning of each period.

	For the Six Months Ended
	June 30,
	2012	2011

NET SALES	$398,537	$4,540,255

COST OF SALES	377,898	4,275,990

GROSS MARGIN	20,639	264,265

Total Selling, General and
Administrative Expenses	857,537	291,265

LOSS FROM OPERATIONS	(836,898)	(27,000)

OTHER INCOME (EXPENSES)

Interest expense	(50,367)	—

Total Other Income (Expenses)	(50,367)	—

LOSS BEFORE INCOME TAXES	(887,265)	(27,000)

INCOME TAX EXPENSE	—	—

NET LOSS	$(887,265)	$(27,000)

BASIC AND DILUTED:
Net loss per common share	$(0.09)	$(0.05)

Weighted average shares outstanding	9,429,285	512,167

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

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Financial Statements

June 30, 2012

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the quarter ending June 30, 2012 through the date the financial statements were issued, and concluded there were no other events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

Overview

We are an in-wing and on-location supplier and distributor of aviation fuel to corporate, commercial, military, and privately-owned aircraft throughout the world. We also provide a variety of ground services either directly or through our affiliates, including concierge services, passenger and baggage handling, landing rights, coordination with local aviation authorities, aircraft maintenance services, catering, cabin cleaning, customs approvals, and third-party invoice reconciliation. Our personnel assist customers in flight planning and aircraft routing aircraft, obtaining permits, arranging overflies, and flight follow services.

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

On June 21, 2012 the Company entered into an agreement to create a fuel logistics joint venture with South African based Global Airway ("Global"). Global is an international Air Transport Organization whose activities cover acquisition, refurbishment, heavy maintenance, leasing and chartering of aircrafts throughout South Africa. This transaction will expand the Company’s international footprint in a market that is developing standardized systems to meet the aviation fueling needs of commercial and cargo carriers.

The partnership with Global underlines the company's strategic plan to generate new revenue streams by partnering with Aircraft Leasing and MRO businesses and includes the development, operation and management of the fuel storage, supply and logistic operations located in South Africa. It is anticipated that the partnership will oversee the logistics delivery of more than 3 Million gallons of Jet-A Fuel per month by the end of 2013.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2012 and 2011.

Revenues. For the three and six months ended June 30, 2012, net revenues were $398,537 compared to $-0- for the three and six months ended June 30, 2011. The increase is attributed to fuel sales generated during the quarter ended June 30, 2012. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts.

Cost of Sales. Cost of Sales for the three and six months ended June 30, 2012 were $377,898 compared to $-0- during the three and six months ended June 30, 2011. Cost of sales consists of the purchase of fuel and is consistent with the revenues generated during the period. Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses were $27,600 for the three months ended June 30, 2012, compared to $372,000 during the three months ended June 30, 2011. For the six months ended June 30, 2012, salaries and consulting expenses were $47,600 compared to $372,000 during the six months ended June 30, 2011. Salaries and consulting expenses are expected to increase with the acquisition of AFI and the expected increase in personnel to carry out the business.

Professional Fees. Professional fees for the three months ended June 30, 2012 were $62,823 compared to $49,149 during the second quarter of 2011. For the six months ended June 30, 2012, professional fees were $87,646 compared to $96,945 for the six months ended June 30, 2011. Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC. The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative Expenses. (“SG&A”).Our SG&A expenses for the three months ended June 30, 2012 were $696,761 compared to $173 for the three months ended June 30, 2011. For the six months ended June 30, 2012, SG&A expenses were $722,291 compared to $385 for the six months ended June 30, 2011. The increase is mainly the result of bad debt expense in the amount of $670,000 which the Company set up as an allowance for doubtful accounts during the second quarter of 2012. The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense). The Company had net other expenses of $24,830 for the three months ended June 30, 2012 compared to $38,632 during the second quarter of 2011. For the six months ended June 30, 2012, the Company had net other expenses of $50,367 compared to net other expenses of $72,949 during the first six months of 2011. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of June 30, 2012, our primary source of liquidity consisted of $41,797 in cash and cash equivalents. We hold most of our cash reserves in local bank accounts with local financial institutions. Since inception, we have financed its operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2012 of $1,786,706 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of June 30, 2012, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ryan International Airlines. One of our subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the delivery of Jet Fuel. Disagreements between the parties resulted in both parties filing separate lawsuits in three actions. Ryan filed a cause of action in Case No. 09-57580, Ryan International Airlines, Inc. v. Aviation Flight Services, LLC (“AFS”) and Aviation Fuel International, Inc., (“AFI”), and sought recovery of $1,491,308.66 allegedly paid to AFS as pre-payment of aviation fuel and flight services under a contractual relationship between Ryan and AFS. AFI moved to dismiss the action, to which, Ryan has subsequently filed a notice of removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802.AFI filed an action for breach of contract for Ryan’s failure to pay certain Jet Fuel invoices for the delivery of fuel in the amount of $678,000; Aviation Fuel International v. Ryan International Airlines, Inc., a Kansas corporation, Wells Fargo Bank Northwest, Trustee N.A., a Utah corporation, RUBLOFF 757-MSN24794LLC, an Illinois limited liability company, RYAN 767 LLC, an Illinois limited liability company, AFT TRUST SUB I, a Delaware corporation, RYAN 767 N123 LLC, an Illinois limited liability company, and RUBLOFF 440 LLC, an Illinois corporation, Civil Action Case No. CACE 10-037788-04. AFI also filed the corresponding claims of liens under the FAA Aircraft Registration Branch, for each plane, registered and tail wing number listed therein. This action has also been recently noticed for been removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802.In addition, as a result of Ryan’s filing a Federal Involuntary Bankruptcy Petition against Aviation Flight Services (“AFS”) on June 10, 2010, Case No.: 10-27313-JKO, (S.D. of Fla.), our subsidiary AFI, also filed and was discharged as a creditor in the amount of $269,000.

Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (Direct Air). On or about March 13, 2012, Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (“Direct Air”) ― a public charter operator ― ceased operations. Direct Air has subsequently filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Massachusetts (Worcester)(Case no. 12-40944). The Company currently has $122,000 in cash in escrow with Suntrust Bank, representing a partial payment by Direct Air for Fuel. This action is currently pending before the court, as it relates to the collection of the Garnishment.

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

Julian Manuel Leyva and Gabriel Leyva. On June 8, 2012, Julian Manuel Leyva and Gabriel Leyva (collectively, the “Leyvas”) filed a lawsuit in the Seventeenth Judicial Circuit Court, Broward County, Florida, against the Company, its subsidiary AFI, and various others, alleging various claims in connection with efforts to collect sums allegedly loaned to AFI between September 24, 2009 through February 11, 2011. The Leyvas are seeking damages of $620,000 plus interest in addition to additional damages from other parties to the lawsuit.

On July 2, 2012, the Company filed a Motion To Strike the Leyvas’ complaint based on, among other reasons, a failure to establish standing, and further disputes the Leyvas’ claims in their entirety, and intends to defend the lawsuit vigorously.

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

FUELSTREAM, INC.
Date: August 20, 2012________________	BY: /S/ Russell Adler____________________
Russell Adler
Chief Executive Officer

