Form 10-Q
period 2012-09-30
Fuelstream INC
filed 2012-11-19
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 31, 2012, the Company had outstanding 12,921,297 shares of common stock, par value $0.0001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2012.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC.
Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2012	2011
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$26,542	$564
Accounts receivable, net	464,376	—
Prepaid expenses	—	—
Loans receivable	—	183,500

Total Current Assets	490,918	184,064

Goodwill	2,557,033	—

TOTAL ASSETS	$3,047,951	$184,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$899,989	$84,141
Due to related parties	66,754	29,254
Accrued expenses	875,840	801,110
Notes payable	1,582,016	232,000
Notes payable - related parties	1,448,000	493,500

Total Current Liabilities	4,872,599	1,640,005

TOTAL LIABILITIES	4,872,599	1,640,005

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and -0- shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares
authorized, 12,921,297 and 3,167,747 shares issued
and outstanding, respectively	1,292	317
Additional paid-in capital	37,088,406	30,649,006
Accumulated deficit	(38,914,346)	(32,105,264)

Total Stockholders' Deficit	(1,824,648)	(1,455,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,047,951	$184,064

The accompanying notes are an integral part of these financial statements.

FUELSTREAM, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

NET SALES	$342,370	$—	$740,907	$—

COST OF SALES	189,027	—	566,925	—

GROSS MARGIN	153,343	—	173,982	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Salaries and consulting	777,236	383,333	824,836	755,333
Professional fees	56,105	49,153	143,751	146,098
Selling, general and administrative	5,216,727	519	5,939,018	904

Total Selling, General and
Administrative Expenses	6,050,068	433,005	6,907,605	902,335

LOSS FROM OPERATIONS	(5,896,725)	(433,005)	(6,733,623)	(902,335)

OTHER INCOME (EXPENSES)

Interest expense	(25,092)	(42,368)	(75,459)	(115,317)

Total Other Income (Expenses)	(25,092)	(42,368)	(75,459)	(115,317)

LOSS BEFORE INCOME TAXES	(5,921,817)	(475,373)	(6,809,082)	(1,017,652)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(5,921,817)	$(475,373)	$(6,809,082)	$(1,017,652)

BASIC AND DILUTED:
Net loss per common share	$(0.53)	$(0.84)	$(0.68)	$(1.86)

Weighted average shares outstanding	11,079,388	565,590	9,983,335	547,971

The accompanying notes are an integral part of these financial statements.

FUELSTREAM, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(6,809,082)	$(1,017,652)
Adjustments to reconcile net loss to net
cash used by operating activities:
Common stock issued for services	5,883,875	723,334
Bad debt expense	670,000	—
Changes in operating assets and liabilities:
Accounts receivable	(134,376)	—
Prepaid expenses	—	—
Accounts payable and accrued expenses	323,561	119,447
Bank overdraft	—	—
Due to related parties	37,500	126,000

Net Cash Used by Operating Activities	(28,522)	(48,871)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	—	(183,500)

Net Cash Used by Investing Activities	—	(183,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from notes payable	100,000	220,000
Payment on notes payable	—	(15,000)
Proceeds from notes payable - related parties	—	28,500
Payment on notes payable - related parties	(45,500)	—

Net Cash Provided by Financing Activities	$54,500	$233,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$25,978	$1,129

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$26,542	$1,218

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$728	$1,010
Income taxes	$—	$—

Non-cash activity:

Common stock issued for services	$5,883,875	$723,334

The accompanying notes are an integral part of these financial statements

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Financial Statements

September 30, 2012

NOTE 1 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 13, 2012. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

NOTE 2 GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2011, the Company has an accumulated deficit of $32,105,264 from inception of the Company through December 31, 2011. The accumulated deficit as of September 30, 2012 was $38,914,346 and the total stockholders’ deficit at September 30, 2012 was $1,824,648 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

September 30, 2012

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

Following is a pro-forma statement of operations for the nine months ended September 30, 2012 and 2011 as though the acquisition of AFI had occurred at the beginning of each period.

	For the Nine Months Ended
	September 30,
	2012	2011

NET SALES	$740,907	$4,540,255

COST OF SALES	566,925	4,275,990

GROSS MARGIN	173,982	264,265

Total Selling, General and
Administrative Expenses	6,907,605	291,265

LOSS FROM OPERATIONS	(6,733,623)	(27,000)

OTHER INCOME (EXPENSES)

Interest expense	(75,459)	—

Total Other Income (Expenses)	(75,459)	—

LOSS BEFORE INCOME TAXES	(6,809,082)	(27,000)

INCOME TAX EXPENSE	—	—

NET LOSS	$(6,809,082)	$(27,000)

BASIC AND DILUTED:
Net loss per common share	$(0.68)	$(0.05)

Weighted average shares outstanding	9,983,335	512,167

NOTE 4 LOSS CONTINGENCIES

The Company and or its subsidiaries is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote. Furthermore, the amount of potential loss cannot be reasonably estimated. For these reasons, no loss contingencies have been accounted for.

NOTE 5 SUBSEQUENT EVENTS

On October 8, 2012, John D. Thomas was appointed as President, Secretary, and a member of the Board of Directors.

On November 14, 2012, Juan Carlos Ley was appointed as Chief Executive Officer and a member of the Board of Directors.

The Company has evaluated subsequent events for the period ending September 30, 2012 through the date the financial statements were issued, and concluded there were no additional events or transactions, other than those disclosed above, occurring during this period that required recognition or disclosure in its consolidated financial statements.

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

On June 21, 2012 the Company entered into an agreement to create a fuel logistics joint venture with South African based Global Airways ("Global"). Global is an international air transport organization whose activities cover acquisition, refurbishment, heavy maintenance, leasing and chartering of aircrafts throughout South Africa. We expect that this transaction will expand the Company’s international footprint in a market that is developing standardized systems to meet the aviation fueling needs of commercial and cargo carriers.

The partnership with Global underlines the company's strategic plan to generate new revenue streams by partnering with aircraft leasing and MRO businesses and includes the development, operation and management of the fuel storage, supply and logistic operations located in South Africa. It is anticipated that the partnership will oversee the logistics delivery of more than 3 Million gallons of Jet-A Fuel per month by the end of 2013 (although not guaranteed).

Our ability to generate revenues during the remainder of 2012 and beyond depends substantially upon the Company’s resources available in order to develop and grow the business of AFI as a supplier of fuel and logistics. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2012 and 2011.

Revenues. For the three months ended September 30, 2012, net revenues were $342,370 compared to $-0- for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net revenues were $740,907 compared to $-0- for the nine months ended September 30, 2011. The increase is attributed to fuel sales generated during the nine months ended September 30, 2012. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and related goods and services.

Cost of Sales. Cost of sales for the three months ended September 30, 2012 were $189,027 compared to $-0- during the three months ended September 30, 2011. Cost of sales for the nine months ended September 30, 2012 were $566,925 compared to $-0- for the nine months ended September 30, 2011. Cost of sales consists of the purchase of fuel and is consistent with the revenues generated during the period. Future costs of sales are expected to consist of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Salaries and Consulting Expenses. Salaries and consulting expenses were $777,236 for the three months ended September 30, 2012, compared to $383,333 during the three months ended September 30, 2011. For the nine months ended September 30, 2012, salaries and consulting expenses were $824,836 compared to $755,333 during the nine months ended September 30, 2011. The Company issued 290,000 shares of common stock to consultants of the company and recorded the value of the stock as $725,000 as consulting expense during the third quarter of 2012. Salaries and consulting expenses are expected to increase with the acquisition of AFI and the expected increase in personnel to carry out the business.

Professional Fees. Professional fees for the three months ended September 30, 2012 were $56,105 compared to $49,153 during the three months ended September 30, 2011. For the nine months ended September 30, 2012, professional fees were $143,751 compared to $146,098 for the nine months ended September 30, 2011. Professional fees consist mainly of the fees for the audit of the Company’s financial statements of the prior year as well as the review of the quarterly filings with the SEC. The Company anticipates that professional fees will increase as the Company ramps up its new operations.

Selling, General and Administrative (“SG&A”) Expenses. Our SG&A expenses for the three months ended September 30, 2012 were $5,216,727 compared to $519 for the three months ended September 30, 2011. For the nine months ended September 30, 2012, SG&A expenses were $5,939,018 compared to $904 for the nine months ended September 30, 2011. The increase is mainly the result of the issuance of 2,063,550 shares of common stock to consultants of the company for business development. The stock was valued at $5,158,875 and expensed as SG&A during the third quarter of 2012. The Company also recorded bad debt expense in the amount of $670,000 which the Company set up as an allowance for doubtful accounts during the second quarter of 2012. The Company anticipates that selling, general and administrative expenses will increase as operations increase.

Other Income (Expense). The Company had net other expenses of $25,092 for the three months ended September 30, 2012 compared to $42,368 during the third quarter of 2011. For the nine months ended September 30, 2012, the Company had net other expenses of $75,459 compared to net other expenses of $115,317 during the first nine months of 2011. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards and interest on notes payable.

Liquidity and Capital Resources

As of September 30, 2012, our primary source of liquidity consisted of $26,542 in cash and cash equivalents. We hold most of our cash reserves in local bank accounts with local financial institutions. Since inception, we have financed its operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2012 of $1,824,648 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2012 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Significant Developments During the Quarter

On September 7, 2012, the Board approved a form of Indemnification Agreement for each of the directors and executive officers of the Company, as well as certain advisors to the Company. a copy of the Indemnification Agreement is included as an Exhibit to the 8-K/A of the Company filed on September 18, 2012 with the Securities and Exchange Commission.

On September 7, 2012, the Company adopted its 2012 Equity Incentive Plan (the "Plan"). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to employees, non-employee directors, consultants, and advisors of the Company. The Plan reserves for issuance thereunder of 6,000,000 shares. The foregoing summary of the Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s 2012 Equity Incentive Plan, a copy of which is included as an Exhibit to the 8-K/A of the Company filed on September 18, 2012 with the Securities and Exchange Commission.

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

As of September 30, 2012, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2012, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. We are implementing certain controls and procedures and intend to improve the Company’s controls and procedures to render them effective for future reporting periods. This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ryan International Airlines. One of our subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the delivery of Jet Fuel. Disagreements between the parties resulted in both parties filing separate lawsuits in three actions. Ryan filed a cause of action in Case No. 09-57580, Ryan International Airlines, Inc. v. Aviation Flight Services, LLC (“AFS”) and Aviation Fuel International, Inc., (“AFI”), and sought recovery of $1,491,308.66 allegedly paid to AFS as pre-payment of aviation fuel and flight services under a contractual relationship between Ryan and AFS. AFI moved to dismiss the action, to which, Ryan has subsequently filed a notice of removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. AFI filed an action for breach of contract for Ryan’s failure to pay certain Jet Fuel invoices for the delivery of fuel in the amount of $678,000; Aviation Fuel International v. Ryan International Airlines, Inc., a Kansas corporation, Wells Fargo Bank Northwest, Trustee N.A., a Utah corporation, RUBLOFF 757-MSN24794LLC, an Illinois limited liability company, RYAN 767 LLC, an Illinois limited liability company, AFT TRUST SUB I, a Delaware corporation, RYAN 767 N123 LLC, an Illinois limited liability company, and RUBLOFF 440 LLC, an Illinois corporation, Civil Action Case No. CACE 10-037788-04. AFI also filed the corresponding claims of liens under the FAA Aircraft Registration Branch, for each plane, registered and tail wing number listed therein. This action has also been recently noticed for been removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. In addition, as a result of Ryan’s filing a Federal Involuntary Bankruptcy Petition against Aviation Flight Services (“AFS”) on June 10, 2010, Case No.: 10-27313-JKO, (S.D. of Fla.), our subsidiary AFI, also filed and was discharged as a creditor in the amount of $269,000.

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

On September 7, 2012, pursuant to the Company’s 2012 Equity Incentive Plan, the Board of Directors of the Company (“Board”) approved the grant of 2,670,000 common stock purchase options (collectively, the “Options”) to 5 individuals at an exercise price of $0.01 per share. Only 840,000 of the Options are vested with 740,000 of such vested Options being issued to Mr. Russell Adler, former Chief Executive Officer of the Company. The remaining 2,245,000 Options are unvested and are subject to various performance criteria as set forth in the individual consulting and employment agreements with such option holders. The Board has subsequently canceled 2,600,000 of the options and has amended the grant date of the remaining 70,000 options to October 1, 2012.

On September 10, 2012, the Company issued an aggregate of 290,000 shares of restricted common stock to 4 persons for services rendered. The Company has recorded the value of the shares as salaries and consulting expense for the third quarter.

On September 10, 2012, the Company issued an aggregate of 2,063,550 shares of restricted common stock to its joint venture partners in AFI South Africa, LLC to convert their joint venture interest into shares of the Company. The Company has recorded the value of the shares as business development expense which is included in selling, general and administrative expenses for the third quarter.

With respect to the transactions noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of the shares as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(2)
10.1	Indemnification Agreement (3)
10.2	2012 Equity Incentive Plan (3)
31	Certification by Principal Executive Officer, Juan Carlos Ley, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Principal Executive Officer, Juan Carlos Ley, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(3) Filed as an Exhibit to the Company’s Current Report on Form 8-K/A, filed with the Commission on September 18, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: November 19, 2012____________	BY: /s/ Juan Carlos Ley_________________
Juan Carlos Ley
Principal Executive Officer

