Form 10-K
period 2012-12-31
Fuelstream INC
filed 2013-04-16
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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

Securities registered pursuant to Section 12(g) of the Act:None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Fuelstream, Inc. held by non-affiliates as of June 30, 2012 was $5,419,365.

As of April 16, 2013, there were15,266,799 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

PART I

ITEM 1. BUSINESS.

Company History

Fuelstream, Inc. (hereafter, “we”, ”our”, ”us”, “Fuelstream”, or the ”Company”) was incorporated in the State of Delaware on July 12, 1996. Prior to April 2010, we had operated under the name of “SportsNuts, Inc.” and had been primarily engaged in sports marketing and management. In April 2010, we underwent a reorganization to change our management and business model as further described herein, and changed the Company’s name to “Fuelstream, Inc.” On April 11, 2011, we entered into a joint venture agreement with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. On January 18, 2012, the joint venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company. You can learn more about us at our website at www.thefuelstream.com. Our website, however, does not constitute a part of this report.

On May 10, 2012, the Company along with two partners formed AFI South Africa LLC (“AFI SA”), immediately the Company purchased shares of the other partners to become 100% owner of AFI SA (refer to note 3). AFI SA was effective as Limited Liability Company under the Act by the filing organization with the office of the Secretary of State of Florida on May 11, 2012. The Company has been organized for the purpose of partnering with Global Aviation for brokering the sale of Fuel for aircraft in South Africa.

Operational Overview

Fuelstream is an in-wing and on-location supplier and distributor of aviation fuel to corporate, commercial, military, and privately-owned aircraft throughout the world. We also provide a variety of ground services either directly or through our affiliates, including concierge services, passenger and baggage handling, landing rights, coordination with local aviation authorities, aircraft maintenance services, catering, cabin cleaning, customs approvals, and third-party invoice reconciliation. Our personnel assist customers in flight planning and aircraft routing aircraft, obtaining permits, arranging overflies, and flight follow services.Our principal sources of revenues are from the gross selling price of fuel delivery contracts. Expenses which comprise the costs of goods sold include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

On May 10, 2012, we entered into a joint venture with Global Aviation International Limited (“Global”) and Summit Trading Limited (“Summit”) to provide aircraft fuel to Global clients and Global’s own aircraft fleet on a worldwide basis. Global is an international Air Transport Organization whose activities cover acquisition, refurbishment, heavy maintenance, leasing and chartering of aircraft, primarily throughout South Africa. Global also owns and leases its own commercial aircraft. As part of its obligations under the joint venture, Global is required to provide us office space, related equipment and supplies in its Johannesburg, South Africa headquarters, as well as access to all Global clients

Table of Contents	5

worldwide. On September 10, 2012, Global and Summit converted its interest in the joint venture into 1,547,662 and 515,888 shares of our common stock. In addition to Global’s own fleet, our agreement with Global has enabled us to provide fuel to six new airline clients, as well as to aircraft of the South African government. We intend to expand our business with Global and add additional carriers and transportation organizations as regular clientele as we grow and develop our business.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Market

We believe that air transportation will play a substantial role in the growth of worldwide trade, particularly in less developed regions that do not have a cost-effective means of reaching deep water shipping ports or who are seeking to expand same-day access to international trading markets. Domestically, aircraft utilization, whether for passengers, freight, or corporate use, is closely correlated with the strength and growth of the U.S. economy. According to the FAA Aerospace Forecast for Fiscal Years 2006 to 2017, the U.S. economy will grow at an average annual rate of 3% for the next ten years. The world economy is expected to increase at an average annual rate of 3.1% over the same period. Long-term economic growth is predicted to be strong in Latin America and the Asia/Pacific regions with 3.8% and 3.6% average annual growth, respectively. More impressive is the forecasted growth for China, with a population of 1.3 billion, and India, with a population of 1.1 billion. Each of these country’s economies is expected to grow at an average annual rate of 5.8%. The FAA predicts that airline passenger growth in these regions will grow the fastest at 7.0% and 4.9% respectively. Closer to home, the study forecasts that passenger growth in the Atlantic markets will grow at 4.3% and Canadian trans-boarder markets will grow at 3.7% annually. U.S. commercial air cargo revenue ton-miles (RTM’s) are expected to grow at an average annual rate of 5.2% through 2017. The FAA forecasts jet fuel consumption to increase to an average annual rate of 3.7% for air carriers and 8.6% for general aviation for a weighted average total of 4.0% annually through the year 2017.

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

We believe that we can distinguish Fuelstream from our competition by providing precise accounting, exceptional customer service, comprehensive tax management, and competitive pricing. While we intend to offer some customers credit terms, in most cases the credit lines will be secured by corporate or personal guarantees, deposits, letters of credit or other bank instruments, and liens against fueled vehicles and aircraft.

Employees

As of December 31, 2012, we had six employees and used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the fuel delivery and

Table of Contents	6

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our principal executive offices are located at 510 Shotgun Road, Suite 110, Fort Lauderdale, Florida 33325. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

ITEM 3.    LEGAL PROCEEDINGS.

Ryan International Airlines. One of our subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the delivery of Jet Fuel. Disagreements between the parties resulted in both parties filing separate lawsuits in three actions. Ryan filed a cause of action in Case No. 09-57580, Ryan International Airlines, Inc. v. Aviation Flight Services, LLC (“AFS”) and Aviation Fuel International, Inc., (“AFI”), and sought recovery of $1,491,308.66 allegedly paid to AFS as pre-payment of aviation fuel and flight services under a contractual relationship between Ryan and AFS. AFI moved to dismiss the action, to which, Ryan has subsequently filed a notice of removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. AFI filed an action for breach of contract for Ryan’s failure to pay certain Jet Fuel invoices for the delivery of fuel in the amount of $678,000; Aviation Fuel International v. Ryan International Airlines, Inc., a Kansas corporation, Wells Fargo Bank Northwest, Trustee N.A., a Utah corporation, RUBLOFF 757-MSN24794LLC, an Illinois limited liability company, RYAN 767 LLC, an Illinois limited liability company, AFT TRUST SUB I, a Delaware corporation, RYAN 767 N123 LLC, an Illinois limited liability company, and RUBLOFF 440 LLC, an Illinois corporation, Civil Action Case No. CACE 10-

Table of Contents	7

037788-04. AFI also filed the corresponding claims of liens under the FAA Aircraft Registration Branch, for each plane, registered and tail wing number listed therein. This action has also been recently noticed for been removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. In addition, as a result of Ryan’s filing a Federal Involuntary Bankruptcy Petition against Aviation Flight Services (“AFS”) on June 10, 2010, Case No.: 10-27313-JKO, (S.D. of Fla.), our subsidiary AFI, also filed and was discharged as a creditor in the amount of $269,000.

Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (Direct Air). On or about March 13, 2012, Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (“Direct Air”) ― a public charter operator ― ceased operations. Direct Air has subsequently filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Massachusetts (Worcester)(Case no. 12-40944). The Company currently has $122,000 in cash in escrow with Suntrust Bank, representing a partial payment by Direct Air for Fuel. This amount was unrecorded in the Company’s financial statements because it has been challenged by the debtor and has been sequestered by the bankruptcy court in the proceeding. This action is currently pending before the court, as it relates to the collection of the garnishment.

As a result of the non-payment for jet fuel by AFI customers, certain of AFI’s suppliers have filed actions that have resulted in judgment and garnishments, in the amount of $330,000. Most of these outstanding fuel delivery charges are secured, and being challenged through the Bankruptcy action through the lien filings by both the issuer and individual fuel providers. In addition, AFI incurred certain loan and debt obligations for which we are attempting to convert into our common stock.

Julian Manuel Leyva and Gabriel Leyva. On June 8, 2012, Julian Manuel Leyva and Gabriel Leyva (collectively, the “Leyvas”) filed a lawsuit in the Seventeenth Judicial Circuit Court, Broward County, Florida, against us, our subsidiary AFI, and various others, alleging various claims in connection with efforts to collect sums allegedly loaned to AFI between September 24, 2009 through February 11, 2011. The Leyvas are seeking damages of $570,000 plus interest in addition to additional damages from other parties to the lawsuit.

Russell Adler. On January 11, 2013, Russell Adler, our former Chief Executive Officer, filed a cross-complaint against the Company, AFI, and other associated persons in the Seventeenth Judicial District Court, Broward County, Florida. Mr. Adler’s complaint alleges various causes of action, including indemnification from the Company in respect of litigation involving the Leyvas described above, damages for breach of Mr. Adler’s employment contract, fraud, unpaid legal fees, unjust enrichment, and quantum meruit. We believe Mr. Adler’s claims are without merit and intend to defend the same.

From time to time, we are also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers of fuel. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

Table of Contents	8

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “FLST”. We had approximately 393 registered holders of our common stock as of December 31, 2012. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on March 8, 2013 was $2.95 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended December 31, 2012:

	Price Range(1)
	High	Low
Fiscal 2012
Fourth quarter	$3.00	$1.01
Third quarter	$2.50	$2.50
Second quarter	$2.50	$2.00
First quarter	$2.00	$0.51

Fiscal 2011
Fourth quarter	$2.00	$0.51
Third quarter	$2.50	$2.00
Second quarter	$10.00	$3.00
First quarter	$10.00	$3.00

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On May 28, 2010, the Company issued 500,000 shares of restricted common stock to its then-Chief Executive Officer.

Table of Contents	9

On April 29, 2011, we issued 35,000 shares of restricted common stock to 4 persons for services rendered.

On September 16, 2011, we issued 333,334 shares of restricted common stock to a consultant of the company for services rendered.

On October 4, 2011, we issued 550,000 shares of restricted common stock to 2 persons for services rendered.

On December 16, 2011, we converted approximately $1.7 million in various debts of the Company in exchange for an aggregate of 891,667 shares of restricted common stock issued to 3 persons.

On December 16, 2011 we issued 716,667 shares of restricted common stock to various service providers, including 500,000 shares of common stock to its then-Chief Executive Officer.

On January 18, 2012, in connection with the completion of the acquisition of Aviation Fuel International, Inc. (“AFI”), we issued 7,400,000 shares of common stock to Sean Wagner, the sole shareholder of AFI.

On September 7, 2012, pursuant to the Company’s 2012 Equity Incentive Plan, the Board of Directors of the Company (“Board”) approved the grant of 2,670,000 common stock purchase options (collectively, the “Options”) to 5 individuals at an exercise price of $0.01 per share. Only 1,450,000 of the Options are vested with 1,250,000 of such vested Options being issued to Mr. Russell Adler, former Chief Executive Officer of the Company. The remaining 1,830,000 Options are unvested and are subject to various performance criteria as set forth in the individual consulting and employment agreements with such option holders. Our Board has subsequently canceled 2,600,000 of the options and has amended the grant date of the remaining 70,000 options to October 1, 2012.

On September 10, 2012 we issued an aggregate of 340,000 shares of restricted common stock to 6 persons for services rendered and against note issuance.

On September 10, 2012, we issued an aggregate of 2,063,550 shares of restricted common stock to its joint venture partners in AFI South Africa, LLC to convert their joint venture interest into shares of the Company.

On October 2, 2012, we issued a convertible debenture in the principal amount of $120,000 to Peak One Opportunity Fund, L.P. (“Peak One”).

On October 5, 2012, we issued an aggregate of 150,000 restricted shares of unregistered common stock to two former employees of the Company in lieu of cancellation of their options.

On October 16, 2012, we issued an aggregate of 2,040,551 restricted shares of unregistered common stock to two accredited investors in private transactions as payment for services rendered during 2012.

On January 28, 2013, we issued an aggregate of 49,951 shares of common stock to employees and consultants of the Company. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to each of our directors at an exercise price of $1.65 per share.

Table of Contents	10

On February 1, 2013, we issued a second convertible debenture in the principal amount of $100,000 to Peak One.

With respect to the transactions noted above, no solicitation was made and no underwriting discounts were given or paid in connection with these transactions. We believe that the issuance of the securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Penny Stock Rules

The SEC has also adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks” as such term is defined by Rule 15g-9. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Our shares constitute penny stocks under the Exchange Act. The shares may remain penny stocks for the foreseeable future. The classification of our shares as penny stocks makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Fuelstream will be subject to the penny stock rules.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document approved by the SEC, which: (i) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (ii) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act; (iii) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (iv) contains a toll-free telephone number for inquiries on disciplinary actions; (v) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (vi) contains such other information and is in such form as the SEC shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (i) bid and offer quotations for the penny stock; (ii) the compensation of the broker-dealer and its salesperson in the transaction; (iii) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling those securities.

ITEM 6.    SELECTED FINANCIAL DATA.

Not required.

Table of Contents	11

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

Overview

We are a fuel transportation and logistics company which facilitates the sale and distribution of aviation and other fuels to corporate and commercial consumers. Our principal sources of revenues result from the gross selling price of fuel delivery contracts, but also include revenue from ancillary services related to the supply of fuel. Expenses which comprise the costs of goods sold include the acquisition price of fuel, as well as operational and staffing costs of the trucks and other vehicles used for delivery. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits, advertising and promotional expenses, as well as travel and other miscellaneous related expenses.

Because we have incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given our uncertainty of being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2012 and 2011.

Revenues. The Company generated net revenues of $1,054,826 during the year ended December 31, 2012 as compared to $-0- for the year ended December 31, 2011. The increase in revenues was a direct consequence of our acquisition of AFI in January 2012 and the resulting fuel supply and delivery contracts that we entered into in 2012.

Cost of Sales. Our cost of sales for the year ended December 31, 2012 was $907,083 as compared to $-0- for the year ended December 31, 2011. Our cost of sales consisted principally of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $13,036,694 for the year ended December 31, 2012, as compared to $2,973,464 for the year ended December 31, 2011.The increase is mainly the result of the issuance of 2,063,550 shares of common stock, valued at $5,158,875 to our joint venture partners for business development during the third quarter of 2012 and issuance of 2,530,551 shares of common stock valued at $6,320,877 toward services. We

Table of Contents	12

also recorded bad debt expense in the amount of $670,000 which we set up as an allowance for doubtful accounts during the second quarter of 2012. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Impairment of Goodwill. During 2012 the Company decided to write off $6,000,410 of goodwill associated with the acquisition of AFI compare to nil during prior year.

Other Income (Expense). The Company had net other expenses of $848,180 for the year ended December 31, 2012 compared to net other income of $511,347 during 2011.The Company recorded a non-cash finance charge of $199,625 and a loss on the change in fair value of a derivative liability of $83,464. Other expenses incurred were comprised primarily of interest expenses related to notes payable in the amount of $565,091, which included the amortization of debt discount of $107,994. Non-cash finance charge consist of non-cash interest expenses of $62,125 toward derivative liability and $137,500 toward fair value of 55,000 shares issued to note holder for issuing note payable.

Liquidity and Capital Resources

As of December 31, 2012, our primary source of liquidity consisted of $43,159 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2012 of $51,842,805 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2012 of $19,737,541 compared to a net loss in 2011of $2,462,117. With the acquisition of AFI and AFI SA in the year 2012, we have experienced an increase in revenues and operational activity. Nevertheless, without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

We believe these conditions have resulted from the inherent risks associated with small public companies. Such risks include, but are not limited to, the ability to (i) generate revenues and sales of our products and services at levels sufficient to cover our costs and provide a return for investors, (ii) attract additional capital in order to finance growth, and (iii) successfully compete with other comparable companies having financial, production and marketing resources significantly greater than those of the Company.

We believe that our capital resources are insufficient for ongoing operations, with minimal current cash reserves, particularly given the resources necessary to expand our fuel brokerage business. We will likely require considerable amounts of financing to make any significant advancement in our business strategy. There is presently no agreement in place that will guarantee financing for our Company, and we cannot assure you that we will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect our Company and our business, and may cause us to substantially curtail or even cease operations. Consequently, you could incur a loss of your entire investment in the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Table of Contents	13

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

We believe the following more critical accounting policies are used in the preparation of our consolidated financial statements:

Principles of Consolidation.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Concentrations of Credit Risk

For the year ended December 31, 2012, one customer accounted for 98% of total revenue, representing a material amount of customer concentration. For the year ended December 31, 2012, one disputed customers accounted for 100% of total accounts receivable, representing a material amount of credit risk.

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $670,000 and $-0- as of December 31, 2012 and 2011, respectively. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated principally as a fuel reseller, although at some point we intend to have inventories from which we may make deliveries. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the

Table of Contents	14

supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2012 and 2011, sales are recorded net of the allowance for returns and discounts of $-0-.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2012 and 2011 was $-0-.

Basic and Fully Diluted Net Loss Per Share

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. The Company has no common stock equivalents outstanding.

Research and Development.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

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

- Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Table of Contents	15

The carrying amounts reported in the balance sheets for the cash and cash equivalents, receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Share Based Payments

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company's consolidated financial position, operations or cash flows.

MANAGEMENT’S PLAN TO CONTINUE AS A GOING CONCERN

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include (1) obtaining capital from the sale of its securities, and (2) short-term borrowings from shareholders or related party when needed. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

Our independent registered public accounting firm’s report contains and explanatory paragraph which has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

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

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;
•	the willingness and ability of third parties to honor their contractual commitments;
Table of Contents	16

•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	17

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuelstream, Inc.

We have audited the accompanying consolidated balance sheets of Fuelstream, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholder’s deficiency, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuelstream, Inc. as of December 31, 2012, and the consolidated results of their operation and cash flow for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained substantial net losses and stockholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, NY

April 16, 2013

Table of Contents	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Fuelstream, Inc. (formerly SportsNuts, Inc.)

Draper, UT

We have audited the accompanying balance sheets of Fuelstream, Inc. as of December 31, 2011and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuelstream, Inc. as of December 31, 2011and the results of its operations and cash flows for the year ended December 31, 2011in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses, and has no significant current operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morrill & Associates

Morrill& Associates

Clinton, Utah 84015

April16, 2012

Table of Contents	F-2

FUELSTREAM, INC.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2012	2011

CURRENT ASSETS

Cash and cash equivalents	$43,159	$564
Accounts receivable, net of allowance	180,000	—
Loans receivable	—	183,500

Total Current Assets	223,159	184,064

TOTAL ASSETS	$223,159	$184,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$805,718	$84,141
Due to related parties	104,254	29,254
Accrued expenses	1,196,045	801,110
Notes payable	1,678,300	232,000
Notes payable - related parties	1,493,500	493,500

Total Current Liabilities	5,277,817	1,640,005

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$262,006 and $-0-, respectively)	107,994	—
Derivative liability	265,589	—

Total Long Term Liabilities	373,583	—

TOTAL LIABILITIES	5,651,400	1,640,005

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares
authorized, 15,216,848 and 3,167,747 shares issued
and outstanding, respectively	1,522	317
Additional paid-in capital	46,413,042	30,649,006
Accumulated deficit	(51,842,805)	(32,105,264)

Total Stockholders' Deficit	(5,428,241)	(1,455,941)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$223,159	$184,064

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

FUELSTREAM, INC.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2012	2011

NET SALES	$1,054,826	$—

COST OF SALES	907,083	—

GROSS MARGIN	147,743	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Impairment of goodwill	6,000,410	—
Selling, general and administrative	13,036,694	2,973,464

Total Selling, General and
Administrative Expenses	19,037,104	2,973,464

LOSS FROM OPERATIONS	(18,889,361)	(2,973,464)

OTHER INCOME (EXPENSES)

Gain on forgiveness of debt	—	651,758
Non-cash finance charge	(199,625)	—
Loss on change in fair value of derivative liability	(83,464)
Interest expense (including amortization of debt
discount of $107,994 and $-0-, respectively)	(565,091)	(140,411)

Total Other Income (Expenses)	(848,180)	511,347

LOSS BEFORE INCOME TAXES	(19,737,541)	(2,462,117)

INCOME TAX EXPENSE	—	—

NET LOSS	$(19,737,541)	$(2,462,117)

BASIC AND DILUTED:
Net loss per common share	$(1.76)	$(2.89)

Weighted average shares outstanding	11,207,869	850,656

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-4

FUELSTREAM, INC.
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2011 through December 31, 2012

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2011	200	$—	512,167	$51	$26,106,635	$(29,675,512)	$(3,568,826)

Common stock issued for services, April 2011	—	—	35,000	4	349,996	—	350,000

Common stock issued for rounding up for	—	—	98,911	10	(10)	—	—
reverse stock split, June 2011

Common stock issued for services,
August 2011	—	—	30,000	3	74,997	—	75,000

Common stock issued for services,
September 2011	—	—	333,334	33	373,301	—	373,334

Common stock issued for services,
October 2011	—	—	550,000	55	560,945	—	561,000

Common stock issued for services,
December 2011	—	—	716,667	72	1,433,262	—	1,433,334

Common stock issued for conversion of debt
December 2011	—	—	891,668	89	1,782,245	—	1,782,334

Record write off of Sportzz.com	—	—	—	—	(32,365)	32,365	—

Net loss for the year ended
December 31, 2011	—	—	—	—	—	(2,462,117)	(2,462,117)

Balance, December 31, 2011	200	$—	3,167,747	$317	$30,649,006	$(32,105,264)	$(1,455,941)

Common stock issued for acquisition
of Aviation Fuel International, Inc.	—	—	7,400,000	740	3,773,260	—	3,774,000

Common stock issued for acquiring interest
in business in September 2012	—	—	2,063,550	206	5,158,669	—	5,158,875

Common stock issued for services and along
with note payable, September 2012	—	—	340,000	34	849,966	—	850,000

Common stock issued for services,
October 2012	—	—	2,220,551	222	5,533,156	—	5,533,378

Common stock issued for services,
November 2012	—	—	25,000	3	74,997	—	75,000

Beneficial conversion feature relating to
convertible debt	—	—	—	—	250,000	—	250,000

Fair value of vested options	—	—	—	—	123,988	—	123,988

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(19,737,541)	(19,737,541)

Balance, December 31, 2012	200	$—	15,216,848	$1,522	$46,413,042	$(51,842,805)	$(5,428,241)

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-5

FUELSTREAM, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,737,541)	$(2,462,117)
Adjustments to reconcile net loss to net
cash used by operating activities:
Gain on forgiveness of debt	—	(651,758)
Common stock issued for services and finance expenses	11,617,252	2,792,668
Operating expenses paid by noteholder	272,000	—
Non-cash interest expenses	62,125	—
Stock based compensation	123,989	—
Change in fair value of derivative liability	83,464	—
Amortization of debt discounts	107,995	—
Impairment of goodwill	6,000,410	—
Bad debt expense	670,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	184,967	155,683
Accrued interest	394,935	—
Due to related parties	75,000	115,999

Net Cash Used in Operating Activities	(145,405)	(49,525)

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for loans receivable	—	(183,500)

Net Cash Used in Investing Activities	—	(183,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	188,000	220,000
Payment on notes payable	—	(15,000)
Proceeds from notes payable - related parties	—	28,500

Net Cash Provided by Financing Activities	188,000	233,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	$42,595	$475

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	564	89

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,159	$564

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$5,036	$303
Income taxes	$—	$—

Non-cash financing and investing activity:

Beneficial conversion feature on note	$250,000	$—
Common stock issued for conversion of debt	$—	$1,782,334
Derivative liability on convertible note	$182,125	$—

Acquisition of AFI
Accounts receivable acquired	$850,000	$—
Goodwill	$6,000,410	$—
Accounts payable assumed	$(536,610)	$—
Notes payable assumed	$(1,356,300)	$—
Total purchase price	$4,957,500	$—
Common stock issued	$3,774,000	$—
Note payable issued - related party	$1,000,000	$—
Loan receivable adjusted	$183,500	$—

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	F-6

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND NATURE OF OPERATION

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

On April 11, 2011, the Company entered into a joint venture agreement (“Joint Venture”) with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. The Joint Venture required the Company to contribute up to $200,000 in respect of supplying aviation fuel to various commercial aircraft via tanker trucks which were intended to be acquired by the Joint Venture. The Company ultimately contributed $183,500 in connection with the Joint Venture. On January 18, 2012, the Joint Venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company (refer to note3)

On May 10, 2012, the Company along with two partners formed AFI South Africa LLC (“AFI SA”), immediately the Company purchased shares of the other partners to become 100% owner of AFI SA (refer to note 3). AFI SA was effective as Limited Liability Company under the Act by the filing organization with the office of the Secretary of State of Florida on May 11, 2012. The Company has been organized for the purpose of partnering with Global Aviation for brokering the sale of Fuel for aircraft in South Africa.

NOTE 2- GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit as of December 31, 2012 was $51,842,805 and the total stockholders’ deficit at December 31, 2012 was $5,428,241 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues by facilitating the sale of aircraft fuel. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management. The ability of the Company to continue as a going concern is dependent upon its ability to successfully increase market share, margins on fuel resales, and greater industry visibility.

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of

Table of Contents	F-7

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

7,400,000 shares of restricted common stock loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410.

		Amount
Accounts receivable acquired		$850,000
Goodwill acquired		6,000,410
Less liabilities assumed
Note payable acquired	1,356,300
Accounts payable acquired	536,610
Net liabilities assumed		(1,892,910)
Total Purchase price		$4,957,500

The total purchase price was $4,957,500 which was paid by issuance of 7,400,000 shares of common stock, payment adjusted through loan receivable of $183,500 and issuance of note payable of $1,000,000.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible assets acquired. As of December 31, 2012, the Company impaired the total goodwill. Management performed impairment analysis in fourth quarter of 2012 and decided to write off goodwill.

Following is a pro-forma unaudited consolidated statement of operations for the year ended December 31, 2012 and 2011 as though the acquisition of AFI had occurred at the beginning of each period.

	For the Years Ended
	December 31,
	2012	2011

NET SALES	$1,054,826	$4,540,255

COST OF SALES	907,083	4,275,990

GROSS MARGIN	147,743	264,265

Total Selling, General and
Administrative Expenses	19,037,104	3,264,729

LOSS FROM OPERATIONS	(18,889,361)	(3,000,464)

Total Other Income (Expenses)	(848,180)	511,347

LOSS BEFORE INCOME TAXES	(19,737,541)	(2,489,117)

INCOME TAX EXPENSE	—	—

NET LOSS	$(19,737,541)	$(2,489,117)

BASIC AND DILUTED:
Net loss per common share	$(1.76)	$(2.93)

Weighted average shares outstanding	11,207,869	850,656

Table of Contents	F-8

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

On May 10, 2012, the Company along with two partners formed AFI South Africa LLC (“AFI SA”), during the year itself the Company purchased shares of the other partners to become 100% owner of AFI SA. AFI SA was effective as Limited Liability Company under the Act by the filing organization with the office of the Secretary of State of Florida on May 11, 2012. The Company has been organized for the purpose of partnering with Global Aviation for brokering the sale of Fuel for aircraft in South Africa.

On September 2012, the Company issued 2,063,550 shares of Common stock to the partner to purchase there 20% interest in AFI SA. The Company charged to operation the fair value of the shares issued of $5,158,875.

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

a.	Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

b.	Concentrations of Credit Risk

For the year ended December 31, 2012, one customer accounted for 98% of total revenue, representing a material amount of customer concentration. For the year ended December 31, 2012, one disputed customers accounted for 100% of total accounts receivable, representing a material amount of credit risk.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $670,000 and $-0- as of December 31, 2012 and 2011, respectively. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

e.	Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated principally as a fuel reseller, although at some

Table of Contents	F-9

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

point we intend to have inventories from which we may make deliveries. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2012 and 2011, sales are recorded net of the allowance for returns and discounts of $-0-.

f.	Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2012 and 2011was $-0-.

h.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2012	2011
Basic and fully diluted net loss per share:

Loss (numerator)	$(19,737,541)	$(2,462,117)
Shares (denominator)	11,207,869	850,656
Per share amount	$(1.76)	$(2.89)

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

Table of Contents	F-10

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2012the Company had net operating loss carryforwards of approximately $17,669,000 that may be offset against future taxable income through 2032. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL Carryover	$17,669,000	$10,958,000
Valuation allowance	(17,669,000)	(10,958,000)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2012and 2011due to the following:

	2012	2011
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	6,711,000	837,000
Valuation allowance	(6,711,000)	(837,000)
	$—	$—

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows for the years ended December 31, 2012 and 2011:

Table of Contents	F-11

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2012	2011
Beginning balance	$—	$—
Additions based on tax positions related to current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions in benefit due to income tax expense	—	—
Ending balance	$—	$—

At December 31, 2012, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2012and 2011, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2012, 2011and 2010.

j.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the consolidated financial statements.

k.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2012	2011

Accrued interest – related party	$892,819	$742,177
Accrued interest- on note payable	228,278	16,499
Accrued interest- on accounts payable	74,948	42,434
Total accrued expenses	$1,196,045	$801,110

Table of Contents	F-12

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.	Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial position, results of operations, or cash flows for the years ended December 31, 2012 and 2011.

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

n.	Share Based Payments

The Company accounts for its stock based compensation under ASC 718 “Compensation – Stock Compensation” using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Table of Contents	F-13

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 5- ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2012 are as follow:

2012
Accounts receivable (on acquisition)	$850,000
850,000
Less:allowance on accounts receivable	(670,000)
Accounts receivable, net	$180,000

The Company was involved in disputes with the above accounts receivable and has filed a lawsuit (refer to note 18)

NOTE 6- ACCOUNTS PAYABLE

The accounts payable of $805,718, as of December 31, 2012, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3).Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest of $74,948 has been accounted and accrued in accrued expenses.

Table of Contents	F-14

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 7- NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2012	December 31, 2011
Notes payable, issued on May 6, 2011, unsecured, interest at 10%per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10%per annum due on demand.	172,500	172,500
Notes payable issued on May 25, 2012, secured, interest at 6%per annum, due on November 14, 2012, is in default(1)	50,000	—
Notes payable issued on January 28, 2012 to individual, unsecured, interest included, due on demand.(2)	610,000	—
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand.(3)	786,300	—

Total notes payable	1,678,300	232,000
Less: current portion	(1,678,300)	(232,000)
Long-term notes payable	$—	$—

Maturities of notes payable are as follows:
Year Ending December 31,	Amount
2013	$1,678,300
Total	$1,678,300

Accrued interest on notes payable for the years ended December 31, 2012and 2011was $221,786 and $16,308, respectively.

1)	This note payable was guaranteed by one of the shareholder. The Company also issued 25,000 shares of Common stock as a consideration for the note which was fair valued at market rate for $62,500 and charged to expenses.
2)	This note payable was assumed on the acquisition of AFI. The original owner of AFI has pledge 1.2 million shares of the Company in escrow account. The Company has not agreed to the terms and has repudiated the same. The matter is scheduled for a hearing in June.
3)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	F-15

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE

Convertible debenture issued on October 2, 2012, unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $110,137 and $-0-, respectively)	$9,863	$—
Notes payable issued on March 12, 2012, unsecured, interest included, due on March 12, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $151,869 and $-0-, respectively)	98,131	—
Total notes payable	107,994	—
Less: current portion	—	—
Long-term convertible debenture/notes payable	$107,994	$—

Convertible note issued March 12, 2012

On March 12, 2012, the Company issued a $250,000 Convertible Promissory Note which is convertible into 250,000 shares of the Company’s common stock at the holder’s option, at $1.00 per share.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $250,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature is charged to current period operations as interest expense using the effective interest method over the term of the note.

During the years ended December 31, 2012 and 2011, the Company amortized $98,131 and $-0- to current period operations as interest expense, respectively, inclusive of debt discount amortization. The holder of the promissory note made payments of $200,000 directly to vendors of the Company for purchase of fuel and paid $50,000 directly to the Company. As part of the joint venture agreement the Company has agreed to pay 50% of all the profits generated by all the fuel transactions in South Africa. As of December 31, 2012 the Company has accounted and paid $48,153 to the joint venture partner

Convertible debenture issued October 2, 2012

On October 2, 2012, the Company issued a $120,000 Convertible Promissory Note which bears interest at a rate of 6% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion. The Company also issued 30,000 of shares along with Note which valued at market rate for $75,000 and was charged to expenses. The Company received net $88,000 from the debenture holder and balance $32,000 were paid towards the legal expenses and due diligence fees.

Table of Contents	F-16

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on October 2, 2012.These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $182,125 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	313.6%
Risk free rate:	0.31%

The initial fair value of the embedded debt derivative of $182,125 was allocated as a debt discount up to the proceeds of the note ($120,000) with the remainder ($62,125) charged to current period operations as interest expense.

During the years ended December 31, 2012 and 2011, the Company amortized $9,863 and $-0- to current period operations as interest expense,respectively.

The fair value of the described embedded derivative of $265,589 at December 31, 2012 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	187.37%
Risk free rate:	0.36%

At December 31, 2012, the Company adjusted the recorded fair value of the derivative liability to market resulting in non-cash, non-operating loss of $83,464 for the year ended December 31, 2012.

Table of Contents	F-17

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 9- NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	December 31, 2012	December 31, 2011
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default	$450,000	$450,000
Note payable to a related individual, interest at 8%,past due. Note is in default(1)	1,000,000	20,000
Notes payable to related individuals, unsecured,interest at 10%, due on demand.	43,500	43,500
Total notes payable - related parties	1,493,500	493,500
Less: current portion	(1,493,500)	(493,500)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2013		$1,493,500
Total		$1,493,500

Accrued interest on notes payable – related parties for the years ended December 31, 2012and 2011was $892,819 and $742,177, respectively. During the year ended December 31, 2012, total interest expense to related party was $150,641.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of December 31, 2012 and 2011, the Company had accrued interest on the note in the amount of $74,082 and $-0-, respectively.

NOTE 10 - LOANS RECEIVABLE

On April 11, 2011, the Company entered into a joint venture agreement (the “Joint Venture”) with Aviation Fuel International, Inc. (“AFI”), a Florida corporation, to provide for the supply of aviation fuel to various commercial aircraft via tanker trucks which are intended to be acquired by the Joint Venture. Pursuant to the Joint Venture, the Company was obligated to contribute working capital of $200,000 within 90 days of the effective date of the Joint Venture for the purchase of the tanker trucks, as well as salaries, benefits, and taxes regarding the operation thereof. The Company contributed $183,500 during 2011 toward its working capital obligation under the Joint Venture. This

Table of Contents	F-18

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 10 - LOANS RECEIVABLE (Continued)

amount was recorded on the balance sheet as Loans Receivable as of December 31, 2011.On January 18, 2012, the Joint Venture was terminated upon completion of the acquisition of AFI by the Company. Consequently, these Loans Receivable was considered as part of purchase price.

NOTE 11 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of December 31, 2012 and 2011 the Company has 200 shares of preferred stock as issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.0001 par value of common stock. As of December 31, 2012 and 2011 the Company has 15,216,848 and 3,167,747 shares of common stock as issued and outstanding.

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

During the year ended December 31, 2012, the Company issued an aggregate of 7,400,000 shares of common stock for acquisition of AFI (refer to note 3). The fair value of the stock on the dates of issuance was arrived at $3,774,000 and was part of the purchase price consideration.

During the year ended December 31, 2012, the Company issued an aggregate of 490,000shares of common stock to various contract personnel for services provided. The market value of the stock on the dates of issuance was $1,219,500 and charged to statements of operations.

During the year ended December 31, 2012, the Company issued an aggregate of 2,040,551 shares of common stock to two accredited investors in private transactions as payment for services rendered during the year. The market value of the stock on the dates of issuance was $5,101,378 and was charged to statements of operations.

During the year ended December 31, 2012, the Company issued an aggregate of 2,063,550 shares of common stock for acquisition of interest in AFI South Africa, LLC (AFI SA) (refer to note 3). The market value of the stock on the dates of issuance was $5,158,875 and charged to statements of operations.

During the year ended December 31, 2012, the Company issued an aggregate of 55,000, shares of common stock to note holder. The market value of the stock on the dates of issuance was $137,500 and charged to finance expenses.

Table of Contents	F-19

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 12 - OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2011	—	$—
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2011	—	$—
Granted	2,670,000	0.01
Exercised	—	—
Cancelled	(2,600,000)	(0.01)
Outstanding at December 31, 2012	70,000	$0.01

Common stock options outstanding and exercisable as of December, 2012 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	6.00	50,000	$0.01
Total		70,000		50,000

During the year ended December 31, 2012, the Company granted 2,250,000 stock options with an exercise price of $0.01 out of which 1,250,000 was immediately vested and balance vesting over three years and expiring ten years from issuance. 1,250,000 of the options were immediately cancelled by the board due to termination of the officer and the balance of 1,000,000 was automatically canceled due to termination by clause. Hence no fair valuation was done by the company on the vested portion.

Table of Contents	F-20

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 12 - OPTIONS AND WARRANTS (Continued)

During the year ended December 31, 2012, the Company granted 350,000 stock options with an exercise price of $0.01 vesting over three years and expiring ten years from issuance. These options were immediately cancelled by the board and instead 150,000 shares of Company common stock were issued which were fair valued at market rate and charged to expenses.

During the year ended December 31, 2012, the Company granted 70,000 stock options to consultant with an exercise price of $0.01 and expiring ten years from issuance. Out of these options 50,000 were immediately vested and 20,000 were vested over the period of three years. The fair value of the vested portion (determined as described below) of $123,988 was charged to expenses and additional paid in capital during the year ended December 31, 2012.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 13 - RELATED PARTY TRANSACTIONS

On December 14, 2011, the Company issued 500,000 shares of restricted common stock to its former Chief Executive Officer. These shares vested immediately upon such appointment.

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

From time to time, an officer of the Company and an entity he owns paid for expenses of the Company for which he has not been reimbursed. These unreimbursed expenses are disclosed as due to related parties. The balance due at December 31, 2012 and 2011 was $104,254 and $29,254, respectively.

Table of Contents	F-21

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 13 - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2012 the Company sold fuel to a previous partner in a joint venture who converted their interest in the joint venture to stock of the Company. During the year ended December 31, 2012, the Company recorded sales to this party in the amount of $1,034,180.

During the year ended December 31, 2012, the Company issued 1,826,622 shares to a major shareholder for services rendered to the company regarding business in South Africa which was fair valued at market rate for $4,566,555. During the year ended December 31, 2012, this shareholder was also paid $67,500 as salary which has been recorded in the statement of operations. No formal compensation agreement has been memorialized for this shareholder.

NOTE 14- SUBSEQUENT EVENTS

On January 28, 2013, the Company issued an aggregate of 49,951 shares of common stock to employees and consultants of the Company. Also on January 28, 2013, pursuant to its 2012 Equity Incentive Plan, the Company issued 150,000 common stock purchase options to each of their directors at an exercise price of $1.65 per share.

On February 1, 2013, the Company issued a second convertible debenture in the principal amount of $100,000.

NOTE 15 - REVERSE STOCK SPLIT

On June 14, 2011, the Company board of directors and the holder of a majority in interest of its voting capital stock approved a 1-for-100 reverse split of its common shares (“Reverse Split”). The Reverse Split became effective on August 3, 2011. As a result of the Reverse Split, each shareholder of record, received one (1) share of common stock for each one hundred (100) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of its registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 98,912 shares issued. These consolidated financial statements have been retroactively restated for this change in capital structure.

NOTE 16 - OTHER EVENTS

On November 20, 2011, the Board and holders of a majority of the voting rights of the outstanding capital stock of the Company approved a restatement of the Company’s Certificate of Incorporation (“November Restatement”). The purpose of the November Restatement was to:(i) decrease the number of authorized shares of Preferred Stock to 200 and common stock to 50,000,000, (ii) restate, consistent with the Certificate of Designation filed by the Company on June 14, 2011, with respect to the Preferred Stock, defining the powers, preferences, rights, and restrictions, thereof, and (iii) amend Article VII, which specifies that no amendment or restatement of the Certificate of Incorporation of the

Table of Contents	F-22

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 16 - OTHER EVENTS (Continued)

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

On June 14, 2011, the Company amended and restated its Certificate of Incorporation to provide for an increase in the authorized common and preferred shares of the Company, a reduction in the par value of the Company’s common and preferred shares from $0.002 to $0.0001 per share, and the removal of a classified board of directors and certain super majority requirements. The provisions relating to the increase in the authorized shares of common and preferred stock were superseded by the November Restatement described above.

NOTE 17- FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Table of Contents	F-23

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 17- FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2012:

		Fair Value Measurements at December 31, 2012 using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$265,589	—	—	$265,589

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2012:

Debt Derivative Liability
Balance, December 31, 2011	$—
Initial fair value of debt derivatives at note issuances	182,124
Mark-to-market at December 31, 2012	—
-Embedded debt derivatives	83,464
Balance, December 31, 2012	$265,589

Net loss for the period included in earnings relating to the liabilities held at December 31, 2012	$(83,464)

Level 3 Liabilities are comprised of our bifurcated convertible debt features on Companies our convertible notes.

NOTE 18 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to certain legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position or results of operations.

Ryan International Airlines. One of the Companies subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the

Table of Contents	F-24

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 18 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (Direct Air). On or about March 13, 2012, Southern Sky Air Tours, d/b/a Myrtle Beach Direct Air and Tours (“Direct Air”) ― a public charter operator ― ceased operations. Direct Air has subsequently filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Massachusetts (Worcester)(Case no. 12-40944). The Direct Air currently has $122,000 in cash in escrow with Suntrust Bank, representing a partial payment by Direct Air for Fuel. This amount was unrecorded in the Company’s financial statements because it has been challenged by the debtor and has been sequestered by the bankruptcy court in the proceeding. This action is currently pending before the court, as it relates to the collection of the garnishment.

As a result of the non-payment for jet fuel by AFI customers, certain of AFI’s suppliers have filed actions that have resulted in judgment and garnishments, in the amount of $330,000. Most of these outstanding fuel delivery charges are secured in, and being challenged through, the Bankruptcy action through the lien filings by both the issuer and individual fuel providers. In addition, AFI incurred certain loan and debt obligations for which the Company are attempting to convert into our common stock.

Julian Manuel Leyva and Gabriel Leyva. On June 8, 2012, Julian Manuel Leyva and Gabriel Leyva (collectively, the “Leyvas”) filed a lawsuit in the Seventeenth Judicial Circuit Court, Broward County, Florida, against us, our subsidiary AFI, and various others, alleging various claims in connection with efforts to collect sums allegedly loaned to AFI between September 24, 2009 through February 11, 2011. The Leyvas are seeking damages of $570,000 plus interest in addition to additional damages from other parties to the lawsuit. $610,000 has been accounted as payable under note payable.

Table of Contents	F-25

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 18 - COMMITMENTS AND CONTINGENCIES (Continued)

Russell Adler. On January 11, 2013, Russell Adler, our former Chief Executive Officer, filed a cross-complaint against the Company, AFI, and other associated persons in the Seventeenth Judicial District Court, Broward County, Florida. Mr. Adler’s complaint alleges various causes of action, including indemnification from the Company in respect of litigation involving the Leyvas described above, damages for breach of Mr. Adler’s employment contract, fraud, unpaid legal fees, unjust enrichment, and quantum meruit. The Company believe Mr. Adler’s claims are without merit and intend to defend the same.

From time to time, the Company is also a party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with purchasers and suppliers of fuel. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon its consolidated financial condition or results of operations.

Lease Commitments

The Company’s headquarters is located in Fort Lauderdale, Florida. Many administrative functions such as accounting and legal are performed in an office in Draper, UT.

Future minimum lease and related payments are as follows:

2013	$78,900
2014	46,025
2015	-
2016 and after	-

The Company’s main office is located in Fort Lauderdale, Florida. The lease had a term of 12 months, which began on August 1, 2012 and expires on July 31, 2014.  The Company currently pays rent and related costs of approximately $6,575 per month.

There is no lease obligation in its administrative office in Draper, Utah.

Employment Agreement

On November 5, 2012, the Company entered into an employment agreement with the current CEO, Juan Carlos Ley. Terms of the agreement require the Company to pay a base salary of $5,000 per month and to issue 25,000 shares of the Company’s common stock.

Table of Contents	F-26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 19, 2013, we dismissed our previous independent accountant, Morrill & Associates, LLC (“Morrill”), due to rules of the Public Company Accounting Oversight Board requiring the rotation of the audit partner principally responsible for the audit of our financial statements after a 5-year period. Because Morrill is a single-partner audit firm, we were required to seek new independent auditors for the Company. Our Board of Directors approved the decision to change the Company’s independent accountants.

During the year ended December 31, 2011 through to March 19, 2013, the date of Morrill’s dismissal, there were no disagreements with Morrill on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Morrill would have caused it to make reference to the subject matter of the disagreements in connection with its report.

Also on March 19, 2013, we engaged RBSM LLP (“RBSM”), independent registered accountants, as our independent accountant following the dismissal of Morrill. Prior to the engagement of RBSM, the Company has not consulted with RBSM regarding either:

a)	the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

b)	any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K), or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We have not had any disagreements with any of our existing accountants during the past two fiscal years.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2012, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Table of Contents	19

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

(b)    There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained not effective internal control over financial reporting as of December 31, 2012.

ITEM 9B.    OTHER INFORMATION.

None.

Table of Contents	20

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following two individuals:

Name and Year First Elected Director(1)	Age	Background Information
Thomas McConnell, Jr. (2012)	50

Since 2006, Mr. McConnell has been a Senior Project Manager for Weston Custom Homes, Inc., a builder of luxury homes in Florida, Pennsylvania, and Maryland. Additionally, since 2012, Mr. McConnell has served as the Senior Project Manager for Robert Castellano Building and Design, LLC, a builder of luxury home communities in the eastern United States. From 2006-2008, Mr. McConnell was a Senior Project Manager for Southern Chateaux Homes, Inc. Mr. McConnell is a certified Residential Contractor in the State of Florida.

Paul Douglas Major (2012)	60

Since 2006, Mr. Major has been the Chief Executive Officer of Major Consulting Limited, a consulting firm that offers financial solutions to public and private sector entities and high net worth individuals. Prior to 2006, Mr. Major was the Managing Director of Bahamasair from 2000-2005. Mr. Major has extensive finance and banking experience, including serving as Vice President and General Manager of Citibank’s Latin American/Carribean division, and General Manager of the Bahamas Development Bank. Mr. Major has an MBA from the University of Miami, as well as other institutions of higher learning including the School of Banking - New York, Harvard, and the Adam Smith Institute in London.

(1) The business address of each of our directors is 510 Shotgun Road, Suite 110, Sunrise, Florida 33325.

Director Independence

We consider both of the members of our board of directors as “independent directors” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Table of Contents	21

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2012, the Board held no in-person meetings during the fiscal year ended December 31, 2012.

We do not have Audit or Compensation Committees of our board of directors. Because of the lack of financial resources available to us, we also do not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the SEC.

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

Executive Officers

Juan Carlos Ley is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Mr. Ley’s business background is as follows:

Name and Year First Appointed as Executive Officer	Age	Background Information
Juan Carlos Ley (2012)	42

Mr. Ley holds a Bachelor of Science degree from Cornell University, an Ivy League institution. His academic concentration was Finance and Marketing while complementing his education with independent studies at Cornell's Johnson Graduate School of Management. Mr. Ley possesses an entrepreneurial spirit and in the last seventeen years has been involved in several start-up companies in both the public and private sectors. Mr. Ley's responsibilities have included, but are not limited to managing the day to day operations of these businesses. Mr. Ley has also been profoundly involved with the R & D of new products and product lines, increasing production efficiencies, maximizing marginal contributions, financial planning and managing relationships with vendors and third party service providers on a daily basis. From December 2011 to March 2012, Mr. Ley served as the Chief Executive Officer of MedEx Direct, Inc. (Delaware) (hereafter, “Med Ex Delaware”), a filer of reports pursuant to the Securities Exchange Act of 1934. Since February 2010, Mr. Ley has been a principal and founder of Med Ex Direct (Florida), Inc., a one-time wholly owned subsidiary of Med Ex Delaware, a distributor of diabetic supplies throughout the United States that concentrated principally on Hispanic patients.

Table of Contents	22

Significant Employees and Consultants

Sean Wagner serves as our Vice President of Sales. Mr. Wagner’s business background information is as follows:

Name and Year First Employed	Age	Background Information
Sean Wagner (2012)	41

In February 1991, at the age of 20, Mr. Wagner started as a mechanic for World Fuel Services Corporation, moving into sales shortly thereafter. During his more than 15 years at World Fuel Services, Mr. Wagner became a senior sales executive, assisting the company in increasing its sales from approximately $211 million in 1990 to over $8.7 billion in 2005. In December 2005, Mr. Wagner left World Fuel Services and, in 2006, he started Aviation Fuel International, Inc. (“AFI”), a small aviation fuel reseller that employed a similar business model as Mr. Wagner operated at World Fuels and utilizing Mr. Wagner’s extensive industry relationships. In April 2011, AFI entered into a joint venture with us to finance the acquisition of tanker trucks to provide aviation fuel. Although we were unable to ultimately acquire the trucks, we operated the joint venture with AFI until it was terminated in January 2012 upon our acquisition of AFI. Mr. Wagner thereupon became our Vice President of Sales.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During 2012, neither Mr. Thomas McConnell, a member of the Board of Directors, nor Mr. Paul Douglas Major, also a member of the Board of Directors, filed a report on Form 3 in connection with his receipt of stock options under the Company’s 2012 Equity Incentive Plan. To our knowledge, during the fiscal year ended December 31, 2012, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no other officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Code of Ethics

The Company expects that its Officers and Directors will maintain appropriate standards of honesty and ethical conduct in connection with the performance of their duties on behalf of the Company. In recognition of this expectation, the Company has adopted a Code of Ethics. The purpose of this Code of Ethics is to codify standards the Company believes are reasonably necessary to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships and full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission (the “SEC”), or other regulatory bodies and in other public communications made by the Company.

Table of Contents	23

ITEM 11.    EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2012 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2012, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total

Juan Carlos Ley	2012	$16,250	$—	$—	$16,250
Chief Executive Officer	2011	$—	$—	$—	$—

Russell Adler(1)	2012	$43,600	$—	$—	$43,600
former Chief Executive Officer	2011	$—	$1,000,000	$—	$1,000,000

Mark D. Klok	2012	$—	$—	$—	$—
former Chief Executive Officer	2011	$—	$—	$—	$—

John D. Thomas	2012	$—	$—	$—	$—
former Chief Executive Officer	2011	$—	$—	$—	$—

(1)	In 2012, Mr. Adler received a grant of options to acquire 2,250,000 shares pursuant to our 2012 Equity Incentive Plan. These options were subsequently canceled in connection with the termination of Mr. Adler’s employment with the Company.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Equity Incentive Plan

On September 7, 2012, our Board of Directors adopted our 2012 Equity Incentive Plan (hereafter, the “Plan”). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to employees, non-employee directors, consultants, and advisors of the Company. We have reserved 6,000,000 shares of common stock for issuance under the Plan. As of December 31, 2012, we have outstanding options to 2 persons under the Plan to acquire 70,000 shares of our common stock, each at an exercise price of $0.01 per share. 50,000 of the options are vested, with the remainder vesting ratably over a 3-year period commencing October 1, 2012. The options expire after 5 years if unexercised or if terminated earlier pursuant to the rules of the Plan. There are no other grants or awards currently outstanding under the Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Plan which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 13, 2012.

Table of Contents	24

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 1, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 510 Shotgun Road, Suite 110, Sunrise, Florida 33325. As of March 1, 2013, we had 15,266,799 shares of common stock outstanding and 200 shares of preferred stock outstanding. While each of our shares of common stock holds one vote, each share of our preferred stock holds ten million (10,000,000) votes. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
Juan Carlos Ley	25,000	—	—	25,000	*
Thomas McConnell, Jr.	—	37,500	—	37,500	*
Paul Douglas Major	—	37,500	—	37,500	*
Sean Wagner(3)	9,226,622	—	—	9,226,622	60.44%
John D. Thomas, P.C.(4)	500,000	—	—	500,000	3.28%
Aviation Mondial	1,547,662	—	—	1,547,662	10.14%
Peak One Opportunity Fund, L.P.(5)	34,951	346,535	—	397,218	2.54%
Summit Trading Limited	1,015,889	—	—	1,015,889	6.65%
All current directors and executive officers as a group (3 persons)	25,000	75,000	—	100,000	*

____________________

*	Indicates less than one percent.
(1)	The calculation of total beneficial ownership for each person in the table above is based upon the number of shares of common stock beneficially owned by such person, together with any options, warrants, rights, or conversion privileges held by such person that are currently exercisable or exercisable within 60 days of the date of this prospectus.

Table of Contents	25

(2)	Based on 15,266,799 shares of our common stock, par value $0.0001 per share, outstanding as of March 1, 2013. Excludes voting rights applicable to shares of our preferred stock. See footnotes (3) and (4) for a discussion of the percentage of outstanding voting rights beneficially held when taking into account our shares of preferred stock.
(3)	In addition to the shares of common stock shown above, Mr. Wagner also holds 200 shares of our preferred stock which collectively hold 200,000,000 votes. Mr. Wagner has granted a proxy to John D. Thomas, P.C. (“JDT”) covering the voting rights of these preferred shares, as well as 4,326,622 shares of common stock held by Mr. Wagner. See “Change in Control” on page ___ above for a more detailed description of this transaction. If the votes of the preferred stock are taken into account, Mr. Wagner would beneficially hold 97.19% of the voting securities of the Company.
(4)	Includes 500,000 shares of common stock held directly but excludes 200 shares of preferred stock and 4,326,622 shares of common stock held by Sean Wagner, a voting proxy for which has been granted to JDT. If the votes of the preferred stock and these shares of common stock are taking into account, JDT would beneficially hold 93.14% of the voting securities of the Company. John D. Thomas, the sole shareholder of JDT, is not an executive officer or director of the Company.

(5)	Includes 14,951 shares of common stock held directly and 20,000 shares of common stock held by Peak One Investments, LLC, the general partner and manager of Peak One Opportunity Fund, L.P. Also includes 362,267 shares of common stock issuable from the conversion of certain debentures. For purposes of the table above, the number of shares beneficially held assumes that debentures in the face amount of $220,000 have been converted into common stock at a weighted average conversion price of $0.90 per share, which is based on a discount from the bid price of our shares on the date the first of the two debentures were issued. The number of shares to be received from conversion of the debentures has been increased by 48.2%, which is the standard deviation of our stock price since October 1, 2012, the date the first of the two debentures was issued because these debentures are convertible at the lower of such price or a discount from the bid price for the 20-day trading period prior to conversion, the actual conversion price may differ substantially and the number of shares issuable from such conversion could therefore be substantially greater than shown in the table above.

DESCRIPTION OF CAPITAL STOCK

On June 14, 2011, the Company board of directors and the holder of a majority in interest of its voting capital stock approved a 1-for-100 reverse split of its common shares (“Reverse Split”). The Reverse Split became effective on August 3, 2011. As a result of the Reverse Split, each shareholder of record, received one (1) share of common stock for each one hundred (100) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of its registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 98,912 shares issued. These consolidated financial statements have been retroactively restated for this change in capital structure

On November 20, 2011, the Board and holders of a majority of the voting rights of the outstanding capital stock of the Company approved a restatement of the Company’s Certificate of Incorporation (“November Restatement”). The purpose of the November Restatement was to:(i) decrease the number of authorized shares of Preferred Stock to 200 and decrease the number of authorized shares of common stock to 50,000,000, (ii) restate, consistent with the Certificate of Designation filed by the Company on June 14, 2011, with respect to the Preferred Stock, defining the powers, preferences, rights, and restrictions, thereof, and (iii) amend Article VII, which specifies that no amendment or restatement of the Certificate of Incorporation of the Company shall be valid unless approved by holders of a majority of the voting rights of the Company, which approval shall expressly include voting rights associated with the outstanding shares of common stock and Preferred Stock of the Company.

Common Stock

Our charter authorizes us to issue up to 50,000,000 shares of common stock. All shares of our common stock have equal rights as to earnings, assets, dividends and voting privileges. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is

Table of Contents	26

outstanding at such time. Each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders, including the election of directors.

Preferred Stock

Our charter authorizes us to issue up to 200 shares of preferred stock. All 200 of these preferred shares are issued and outstanding as of December 31, 2012. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Equity Incentive Plan

On September 7, 2012, our board of directors adopted our 2012 Equity Incentive Plan (hereafter, the “Plan”). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to our employees, non-employee directors, consultants, and advisors. We have reserved 6,000,000 shares of common stock for issuance under the Plan. As of December 31, 2012, we have outstanding options to 2 persons under the Plan to acquire 70,000 shares of our common stock, each at an exercise price of $0.01 per share. 50,000 of the options are vested, with the remainder vesting ratably over a 3-year period commencing October 1, 2012. The options expire after 5 years if unexercised or if terminated earlier pursuant to the rules of the Plan. There are no other grants or awards currently outstanding under the Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Plan which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 13, 2012.

Limitation of Liability of Directors and Officers; Indemnification and Advance of Expenses

Pursuant to our charter and under the General Corporation Law of Delaware (hereafter, the “DGCL”), our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for authorization of illegal dividend payments or stock redemptions under Delaware law or any transaction from which a director has derived an improper personal benefit. Our charter provides that we are authorized to provide indemnification of (and advancement of expenses) to our directors, officers, employees and agents (and any other persons to which applicable law permits us to provide indemnification) through Bylaw provisions, agreements with such persons, vote of stockholders or disinterested directors, or otherwise, to the fullest extent permitted by applicable law.

We have previously entered into indemnification agreements with certain of our current directors and officers. The indemnification agreement indemnifies the indemnitee to the fullest extent permitted by law, including against third-party claims and claims by or in right of the Company or any subsidiary or majority-owned partnership of the Company by reason of that person (including the advancement of expenses subject to certain conditions) (a) being a director, officer employee or agent of the Company, or of any subsidiary or majority-owned partnership of the Company or (b) serving at our request as a director, officer, employee or agent of another entity. If appropriate, we are entitled to assume the defense of the claim with counsel selected by us and approved by the indemnitee (which approval may not be unreasonably withheld). Separate counsel employed by the indemnitee will be at his or her own expense unless (1) the employment of separate counsel has been previously authorized by us, (2) the indemnitee reasonably concludes there may be a conflict of interest or (3) we have not, in fact, employed counsel to assume the defense of such claim.

Table of Contents	27

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the provisions above, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by us of expenses incurred or paid by one of our directors, officers, or controlling persons in the successful defense of any action, suit or proceeding, is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification is against public policy as expressed in the Securities Act, and we will be governed by the final adjudication of such issue

Provisions of the DGCL and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Business Combinations

Section 203 of the DGCL, is applicable to corporations organized under the laws of the State of Delaware. Subject to certain exceptions set forth therein, Section 203 of the DGCL provides that a corporation shall not engage in any business combination with any “interested stockholder” for a three-year period following the date that such stockholder becomes an interested stockholder unless (a) prior to such date, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, (b) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain shares) or (c) on or subsequent to such date, the business combination is approved by the board of directors of the corporation and by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. Except as specified therein, an interested stockholder is defined to mean any person that (1) is the owner of 15% or more of the outstanding voting stock of the corporation; or (2) is an affiliate or associate of the corporation and was the owner of 15% or more of the outstanding voting stock of the corporation at any time within three years immediately prior to the relevant date, and the affiliates and associates of such person referred to in clause (1) or (2) of this sentence. Under certain circumstances, Section 203 of the DGCL makes it more difficult for an interested stockholder to effect various business combinations with a corporation for a three-year period, although the stockholders may, by adopting an amendment to the corporation's charter or by-laws, elect not to be governed by this section, effective twelve months after adoption. Our charter and by-laws do not exclude us from the restrictions imposed under Section 203 of the DGCL. It is anticipated that the provisions of Section 203 of the DGCL may encourage companies interested in acquiring us to negotiate in advance with the board of directors.

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

Table of Contents	28

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2012, the Board held no formal meetings during the fiscal year ended December 31, 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On January 28, 2013, we issued 25,000 shares of common stock to Juan-Carlos Ley, our Chief Executive Officer. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to each of our directors at an exercise price of $1.65 per share.

On October 16, 2012, the Company issued an aggregate of 2,040,551 restricted shares of unregistered common stock to two accredited investors in private transactions as payment for services rendered during 2012.

On October 5, 2012, the Company issued an aggregate of 150,000 restricted shares of unregistered common stock to two former employees of the Company in lieu of cancellation of their options.

On September 10, 2012, the Company issued an aggregate of 2,063,550 shares of restricted common stock to its joint venture partners in AFI South Africa, LLC to convert their joint venture interest into shares of the Company.

On September 10, 2012, the Company issued an aggregate of 340,000 shares of restricted common stock to 6 persons for services rendered.

On September 7, 2012, pursuant to the Company’s 2012 Equity Incentive Plan, the Board of Directors of the Company (“Board”) approved the grant of 2,670,000 common stock purchase options (collectively, the “Options”) to 5 individuals at an exercise price of $0.01 per share. Only 1,450,000 of the Options are vested with 1,250,000 of such vested Options being issued to Mr. Russell Adler, former Chief Executive Officer of the

Table of Contents	29

Company. The remaining 1,830,000 Options are unvested and are subject to various performance criteria as set forth in the individual consulting and employment agreements with such option holders. The Board has subsequently canceled 2,600,000 of the options and has amended the grant date of the remaining 70,000 options to October 1, 2012.

On January 18, 2012, in connection with the completion of the acquisition of Aviation Fuel International, Inc. (“AFI”), the Company issued 7,400,000 shares of common stock to Sean Wagner, the sole shareholder of AFI.

Director Independence

None of our directors are considered “independent” in as much as they are either executive officers or exercise substantial control over the Company. We have not established any board committees. We hope in the future to add at least one independent director and establish one or more board committees, including an audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, Morrill & Associates, LLC for the last two fiscal years. On March 19, 2013, we engaged RBSM LLP (“RBSM”), independent registered accountants, as our independent accountant following the dismissal of Morrill. The table below does not include any fees paid to RBSM.

	2012	2011
Audit Fees	$11,900	$10,150
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$11,900	$10,150

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

Table of Contents	30

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 22, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 17, 2011).
10.1.	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.2	2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.3	Securities Purchase Agreement between the Registrant and Peak One Opportunity Fund, L.P., dated October 2, 2012 (incorporated by reference to Exhibit 10.3 to Registrant’s S-1 Registration Statement filed on January 23, 2013).
14.1	Code of Ethics for the Registrant(incorporated by reference to Exhibit 10.3 to Registrant’s S-1 Registration Statement filed on January 23, 2013).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.3 to Registrant’s S-1 Registration Statement filed on January 23, 2013).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Juan Carlos Ley.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Juan Carlos Ley.

Table of Contents	31

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELSTREAM, INC.

/s/ Juan Carlos Ley
Dated: April 16, 2013	By: Juan Carlos Ley, Chief Executive Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Juan Carlos Ley	Chief Executive Officer	April 16, 2013
Juan Carlos Ley

/s/ Thomas McConnell	Director	April 16, 2013
Thomas McConnell

/s/ Paul Douglas Major	Director	April 16, 2013
Paul Douglas Major

Table of Contents	32