Form 10-K/A
period 2012-12-31
Fuelstream INC
filed 2013-04-24
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.    EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on November 22, 2011).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 17, 2011).
10.1.	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.2	2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.3	Securities Purchase Agreement between the Registrant and Peak One Opportunity Fund, L.P., dated October 2, 2012 (incorporated by reference to Exhibit 10.3 to Registrant’s S-1 Registration Statement filed on January 23, 2013).
14.1	Code of Ethics for the Registrant(incorporated by reference to Exhibit 10.3 to Registrant’s S-1 Registration Statement filed on January 23, 2013).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 10.3 to Registrant’s S-1 Registration Statement filed on January 23, 2013).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Juan Carlos Ley.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Juan Carlos Ley.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELSTREAM, INC.

/s/ Juan Carlos Ley
Dated: April 24, 2013	By: Juan Carlos Ley, Chief Executive Officer, and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Juan Carlos Ley	Chief Executive Officer	April 24, 2013
Juan Carlos Ley

/s/ Thomas McConnell	Director	April 24, 2013
Thomas McConnell

/s/ Paul Douglas Major	Director	April 24, 2013
Paul Douglas Major