Form 10-Q
period 2013-03-31
Fuelstream INC
filed 2013-05-20
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Table of Contents

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”“accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 15, 2013, the Company had outstanding 15,266,799 shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2013.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$43,159
Accounts receivable, net of allowance	180,000	180,000

Total Current Assets	180,000	223,159

TOTAL ASSETS	$180,000	$223,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$793,897	$805,718
Due to related parties	104,254	104,254
Accrued expenses	1,325,403	1,196,045
Convertible debenture/notes payable - short term (net of discount of $121,829 and $0, respectively)	128,172	—
Notes payable	1,678,300	1,678,300
Notes payable - related parties	1,493,500	1,493,500

Total Current Liabilities	5,523,526	5,277,817

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of $194,313 and $262,006, respectively)	25,686	107,994
Derivative liability	410,202	265,589

Total Long Term Liabilities	435,888	373,583

TOTAL LIABILITIES	5,959,414	5,651,400

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares
authorized, 15,266,799 and 15,216,848 shares issued
and outstanding, respectively	1,527	1,522
Additional paid-in capital	46,641,125	46,413,042
Accumulated deficit	(52,422,066)	(51,842,805)

Total Stockholders' Deficit	(5,779,414)	(5,428,241)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180,000	$223,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

NET SALES	$—	$—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Selling, general and administrative	406,984	70,353

Total Selling, General and
Administrative Expenses	406,984	70,353

LOSS FROM OPERATIONS	(406,984)	(70,353)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	61,450	—
Interest expense (including amortization of debt
discount of $45,864 and $-0-, respectively)	(233,727)	(25,537)

Total Other (Expenses)	(172,277)	(25,537)

LOSS BEFORE INCOME TAXES	(579,261)	(95,890)

INCOME TAX EXPENSE	—	—

NET LOSS	$(579,261)	$(95,890)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.01)

Weighted average shares outstanding	15,251,259	8,290,824

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(579,261)	$(95,890)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	228,088	—
Expenses incurred by noteholder	10,000	—
Non-cash interest expenses	106,062	—
Change in fair value of derivative liability	(61,449)	—
Amortization of debt discounts	45,864	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	117,537	68,360

Net Cash Used in Operating Activities	(133,159)	(27,530)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	90,000	50,000

Net Cash Provided by Financing Activities	90,000	50,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(43,159)	$22,470

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,159	564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$23,034

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$100	$717
Income taxes	$—	$—

Non-cash financing and investing activity:

Derivative liability on convertible note payable	$206,062	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Table of Contents	6

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 16, 2013. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Organization and Nature of Operation

Fuelstream, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996 under the name of “Durwood, Inc.” From April 6, 1999 to April 9, 2010, the Company operated as a sports marketing firm under the name of “Sportsnuts”Inc. On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

On April 11, 2011, the Company entered into a joint venture agreement (“Joint Venture”) with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. The Joint Venture required the Company to contribute up to $200,000 in respect of supplying aviation fuel to various commercial aircraft via tanker trucks which were intended to be acquired by the Joint Venture. The Company ultimately contributed $183,500 in connection with the Joint Venture. On January 18, 2012, the Joint Venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company (refer to note 3).

On May 10, 2012, the Company along with two partners formed AFI South Africa LLC (“AFI SA”),immediately the Company purchased shares of the other partners to become 100% owner of AFI SA (refer to note 3). AFI SA was effective as Limited Liability Company under the Act by the filing organization with the office of the Secretary of State of Florida on May 11, 2012. The Company has been organized for the purpose of partnering with Global Aviation for brokering the sale of Fuel for aircraft in South Africa.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10,Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Table of Contents	7

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

ASC605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments(“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences such as deferred officers’ compensation and stock based compensation accounting.

Net Loss per share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding for the period. Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and 2012 were $145,670 and $-0- respectively.

Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

- Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities inactive markets.

Table of Contents	8

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

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

Recently Accounting pronouncements

The Company has adopted all applicable recently-issued accounting pronouncements.  The adoption of the accounting pronouncements, including any not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company has an accumulated deficit of $51,842,805 from inception of the Company through December 31, 2012. The accumulated deficit as of March 31, 2013 was $52,422,066 and the total stockholders’ deficit at March 31, 2013 was $5,779,414 and had working capital deficit (current liabilities minus current assets) of $5,343,526, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

Table of Contents	9

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

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

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5- ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2013 and December 31, 2012 are as follow:

	March 31,2013	December 31, 2012
Accounts receivable	$180,000	$850,000
	180,000	850,000
Less allowance on accounts receivable	—	(670,000)
Accounts receivable, net	$180,000	180,000

The Company was involved in disputes with the above accounts receivable and has filed a lawsuit.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $898,151, as of March 31, 2013, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest of $79,826 has been accounted and accrued in accrued expenses.

Table of Contents	10

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	March 31, 2013	December 31, 2012
Notes payable, issued on May 6, 2011, unsecured, interest at 10%per annum, due on demand.	59,500	59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10%per annum due on demand.	172,500	172,500
Notes payable issued on May 25, 2012, secured, interest at 6%per annum, due on November 14, 2012, is in default(1)	50,000	50,000
Notes payable issued on January 28, 2012 to individual, unsecured, interest included, due on demand.(2)	610,000	610,000
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand.(3)	786,300	786,300

Total notes payable	1,678,300	1,678,300
Less: current portion	(1,678,300)	(1,678,300)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending March 31,		Amount
2014		$1,678,300
Total		$1,678,300

Accrued interest on notes payable for the quarter ended March 31, 2013 was $257,329 and for the year ended December 31, 2012 was $221,787.

1)	This note payable was guaranteed by one of the shareholder. During the year ended December 31, 2012 the Company also issued 25,000 shares of Common stock as a consideration for the note which was fair valued at market rate for $62,500 and charged to expenses.

2)	This note payable was assumed on the acquisition of AFI. The original owner of AFI has pledge 1.2 million shares of the Company in escrow account. The Company has not agreed to the terms and has repudiated the same. The matter is scheduled for a hearing in June.

3)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.
Table of Contents	11

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE

Convertible debenture/notes payable consisted of the following:	March 31, 2013	December 31, 2012
Convertible debenture issued on October 2, 2012, unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $100,274 and $110,137, respectively)	$19,726	$9863

Convertible Notes payable issued on March 12, 2012, unsecured, interest included, due on March 12, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $121,829 and $151,869, respectively)	128,172	98,131

Convertible debenture issued on February 1, 2013 , unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $94,039 and $-0-, respectively)	5,960	—
Total notes payable	153,858	107,994
Less: current portion	128,172	—
Long-term convertible debenture/notes payable	$25,686	$107,994

Convertible note issued March 12, 2012

On March 12, 2012, the Company issued a $250,000 Convertible Promissory Note which is convertible into 250,000 shares of the Company’s common stock at the holder’s option, or $1.00 per share.

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

During the quarter ended March 31 2013 and 2012,the Company amortized $30,040 and $0, respectively, to the operations as interest expense. In the year 2012, the holder of the promissory note made payments of $200,000 directly to vendors of the Company for purchase of fuel and paid $50,000 directly to the Company. As part of the joint venture agreement the Company has agreed to pay 50% of all the profits generated by all the fuel transactions in South Africa. As of March 31, 2013 and 2012 the Company has accounted and paid $-0- to the joint venture partner.

Table of Contents	12

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

Convertible debenture

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

On February 1, 2013, the Company issued a $100,000 Convertible Promissory Note which bears interest at a rate of 6% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion. The Company received net $90,000 from the debenture holder and balance $10,000 were paid towards the legal expenses.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on February 1, 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $206,062 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	200.33%
Risk free rate:	0.40%

The initial fair value of the embedded debt derivative of $206,062 was allocated as a debt discount up to the proceeds of the note ($100,000) with the remainder($106,062) charged to current period operations as interest expense.

The fair value of the described embedded derivative of $410,202 at March 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	160.29%
Risk free rate:	0.36%

At March 31, 2013, the Company adjusted the recorded fair value of the derivative liability of to market of both notes resulting in non-cash, non-operating gain of $61,450 for the quarter ended March 31, 2013.

During the quarter ended March 31, 2013 and 2012, the Company amortized $15,824 and $-0- to current period operations as interest expense respectively.

Table of Contents	13

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	March 31, 2013	December 31, 2012
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default.	$450,000	$450,000
Note payable to a related individual, interest at 8%, per annum past due. Note is in default. (1)	1,000,000	1,000,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand.	43,500	43,500
Total notes payable - related parties	1,493,500	1,493,500
Less: current portion	(1,493,500)	(1,493,500)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending March 31,		Amount
2014		$1,493,500
Total		$1,493,500

Accrued interest on notes payable – related parties for the quarter ended March 31, 2013 and year ended December 31, 2012 was $931,371 and $892,819, respectively. During the quarter ended March 31, 2013, total interest expense to related party was $38,552.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of March 31, 2013 and December 31, 2012, the Company had accrued interest on the note in the amount of $93,808 and $74,082 respectively.

NOTE 10 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of March 31, 2013 and December 31, 2012 the Company has 200 shares of preferred stock as issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Table of Contents	14

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 10 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

Common stock

The Company is authorized to issue 50,000,000 shares of $0.0001 par value of common stock. As of March 31, 2013 and December 31, 2012 the Company has 15,266,799 and 15,216,848 shares of common stock as issued and outstanding.

On January 28, 2013, Company issued an aggregate of 49,951 shares of common stock to employees and consultants of the Company. The shares were valued at market price of $1.65 and the market value of stock on the date of issuance was $82,418.

NOTE 11 - OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2013	70,000	$0.01
Granted	300,000	1.65
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2013	370,000	$1.34

Common stock options outstanding and exercisable as of March 31, 2013 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	5.50	53,311	$0.01
January 2, 2019	1.65	300,000	5.75	87,123	1.65
Total		370,000		140,435

During the quarter ended March 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

Table of Contents	15

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2013

NOTE 11 - OPTIONS AND WARRANTS (Continued)

The fair value of the vested portion of $145,669 was charged to expenses and additional paid in capital during the quarter ended March 31, 2013.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

Table of Contents	16

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

Our core business has developed as a result of a joint venture and eventual acquisition of Aviation Fuel International, Inc., now a wholly-owned subsidiary of the Company (“AFI”). The Company’s principal sources of revenues are expected to result from the gross selling price of fuel delivery contracts and associated services. Expenses which comprise the costs of goods sold are expected to include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

On June 21, 2012 the Company entered into an agreement to create a fuel logistics joint venture with South African based Global Airways ("Global"). Global is an international air transport organization whose activities cover acquisition, refurbishment, heavy maintenance, leasing and chartering of air crafts throughout South Africa. We expect that this transaction will expand the Company’s international footprint in a market that is developing standardized systems to meet the aviation fueling needs of commercial and cargo carriers.

The partnership with Global underlines the company's strategic plan to generate new revenue streams by partnering with aircraft leasing and MRO businesses and includes the development, operation and management of the fuel storage, supply and logistic operations located in South Africa. It is anticipated that the partnership will oversee the logistics delivery of up to 3 Million gallons of Jet-A Fuel per month by the end of 2013 if the Company is able to secure sufficient means of financing the purchase of such fuel.

Table of Contents	17

Our ability to generate revenues during the year 2013 and beyond depends substantially upon the Company’s resources available in order to develop and grow the business of AFI as a supplier of fuel and logistics. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2013 and 2012.

Revenues. For both the three month periods ended March 31, 2013 and 2012, net revenues were $-0-. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Cost of sales for both the three month periods ended March 31, 2013 and 2012 were $-0-. This correlates with no revenues during the periods.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2013 were $406,984, compared to $70,353 during the first quarter of 2012. The increase is mainly the result of increased activity in the business and compensation paid during the first quarter of 2013. The Company issued non-cash stock compensation in the amount of $145,670 and also paid other salaries and benefits in the amount of $109,450. The Company expects that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $172,277 for the three months ended March 31, 2013 compared to $25,537 during the first quarter of 2012. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards, and interest on notes payable including amortization of debt discount and setoff with gain on change in derivative liability. During the three months ended March 31, 2013 and 2012, interest expense was $233,727 and $25,537, respectively. The increase in interest expense is the result of the increase in the balances on notes payable which increased approximately $1,500,000 during the first quarter of 2013 compared to 2012.

Net Loss. The Company had net of $579,261 for the three months ended March 31, 2013 compared to $95,890 during the first quarter of 2012, the increase in net loss was mainly due to increase in selling, general and administrative expenses and interest expenses.

Liquidity and Capital Resources

As of March 31, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Table of Contents	18

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2013 of $5,779,414 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation on Disclosure Controls and Procedures

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

As of March 31, 2013, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only two members. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	19

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

Table of Contents	20

fraud, unpaid legal fees, unjust enrichment, and quantum meruit. We believe Mr. Adler’s claims are without merit and intend to defend the same.

As a result of the non-payment for Jet Fuel by AFI customers, AFI’s suppliers have filed actions that have resulted in judgment and garnishments, in the amount of $330,000. Most of these fuel outstanding fuel delivery charges are secured in the bankruptcy action involving Ryan as described above, through lien filings by both the issuer and individual fuel providers. In addition, AFI incurred certain loan and debt obligations for which the Company is attempting to convert into common stock of the issuer.

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

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares and options as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	21

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(2)
10.1	Form of Indemnification Agreement (3)
10.2	2012 Equity Incentive Plan (3)
31	Certification by Chief Executive Officer, Juan Carlos Ley, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Juan Carlos Ley, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(3) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: May 20, 2013________________	BY: /s/ Juan Carlos Ley__________________
Juan Carlos Ley
Chief Executive Officer

Table of Contents	23