Form 10-Q/A
period 2013-03-31
Fuelstream INC
filed 2013-06-26
CIK 1024920

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

2

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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