Form 10-Q
period 2013-06-30
Fuelstream INC
filed 2013-08-19
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 19, 2013, the Company had outstanding 19,677,587 shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2013.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$43,159
Accounts receivable, net of allowance	28,000	180,000

Total Current Assets	28,000	223,159

TOTAL ASSETS	$28,000	$223,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$778,740	$805,718
Due to related parties	147,227	104,254
Accrued expenses	1,432,274	1,196,045
Convertible debenture/notes payable - short term (net of
discount of $91,455 and $-0-, respectively)	158,545	—
Notes payable	1,678,300	1,678,300
Notes payable - related parties	1,493,500	1,493,500

Total Current Liabilities	5,688,586	5,277,817

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$174,988 and $262,006, respectively)	45,012	107,994
Derivative liability	334,082	265,589

Total Long Term Liabilities	379,094	373,583

TOTAL LIABILITIES	6,067,680	5,651,400

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares
authorized, 15,520,799 and 15,216,848 shares issued
and outstanding, respectively	1,552	1,522
Additional paid-in capital	46,980,306	46,413,042
Accumulated deficit	(53,021,538)	(51,842,805)

Total Stockholders' Deficit	(6,039,680)	(5,428,241)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,000	$223,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

NET SALES	$—	$398,537	$—	$398,537

COST OF SALES	—	377,898	—	377,898

GROSS MARGIN	—	20,639	—	20,639

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Selling, general and administrative	511,864	787,184	918,848	857,537

Total Selling, General and
Administrative Expenses	511,864	787,184	918,848	857,537

LOSS FROM OPERATIONS	(511,864)	(766,545)	(918,848)	(836,898)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	76,119	—	137,569	—
Interest expense (including amortization of debt
discount of $95,563 and $-0-, respectively)	(163,727)	(24,830)	(397,454)	(50,367)

Total Other (Expenses)	(87,608)	(24,830)	(259,885)	(50,367)

LOSS BEFORE INCOME TAXES	(599,472)	(791,375)	(1,178,733)	(887,265)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(599,472)	$(791,375)	$(1,178,733)	$(887,265)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.07)	$(0.08)	$(0.09)

Weighted average shares outstanding	15,350,535	10,567,747	15,301,171	9,429,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,178,733)	$(887,265)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	567,294	—
Bad debt expense	—	670,000
Expenses incurred by noteholder	10,000	—
Non-cash interest expenses	106,063	—
Change in fair value of derivative liability	(137,570)	—
Amortization of debt discounts	95,563	—
Changes in operating assets and liabilities:
Accounts receivable	152,000	(194,262)
Prepaid expenses	—	(3,270)
Accounts payable and accrued expenses	209,251	332,830
Due to related parties	42,973	37,500

Net Cash Used in Operating Activities	(133,159)	(44,467)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	90,000	100,000
Payments on notes payable - related parties	—	(14,300)

Net Cash Provided by Financing Activities	90,000	85,700

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(43,159)	$41,233

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,159	564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$41,797

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$107	$728
Income taxes	$—	$—

Non-cash financing and investing activity:

Derivative liability on convertible note payable	$206,062	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Table of Contents	6

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 16, 2013. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Organization and Nature of Operation

Fuelstream, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996 under the name of “Durwood, Inc.” From April 6, 1999 to April 9,2010, the Company operated as a sports marketing firm under the name of “Sportsnuts” Inc. On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

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

Table of Contents	7

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. ASC605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the six months ended June 30, 2013 and 2012 were $180,075 and $-0- respectively.

Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

Table of Contents	8

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company has an accumulated deficit of $51,842,805 from inception of the Company through December 31, 2012. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of June 30, 2013 was $53,021,538 and the total stockholders’ deficit at June 30, 2013 was $6,039,680 and had working capital deficit (current liabilities minus current assets) of $5,660,586, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock and a note payable in the amount of $1,000,000. On June 25, 2013, the Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of June 30, 2013. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the Condensed Consolidated Balance Sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5- ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2013 and December 31, 2012 are as follow:

	June 30,2013	December 31, 2012
Accounts receivable	$698,000	$850,000
	698,000	850,000
Less:allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$28,000	180,000

The Company was involved in disputes with the above accounts receivable and has filed a lawsuit.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $778,740, as of June 30, 2013, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest on accounts payable balance as of June 30, 2013 and December 31, 2012 is $101,988 and $74,948, respectively..Interest expense of $13,520 and $27,039 was charged to expenses during the three and six months ended June 30, 2013.

The Company recorded interest expense of $13,650 and $13,650 on one of the accounts payable balance for the three and six months ended June 30, 2013.

Table of Contents	10

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	June 30, 2013	December 31, 2012
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	59,500	59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum due on demand.	172,500	172,500
Notes payable issued on May 25, 2012, secured, interest at 6%per annum, due on November 14, 2012, is in default(1)	50,000	50,000
Notes payable issued on January 28, 2012 to individual, unsecured, interest included, due on demand(2)	610,000	610,000
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand(3)	786,300	786,300

Total notes payable	1,678,300	1,678,300
Less: current portion	(1,678,300)	(1,678,300)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending June 30,		Amount
2014		$1,678,300
Total		$1,678,300

Accrued interest on notes payable as of June 30, 2013 was $293,267 and as of December 31, 2012 was $221,787. Interest expense of $35,938 and $71,480 has been charged to expenses for the three and six months ended June 30, 2013, respectively.

1)	This note payable was guaranteed by one of the shareholder. During the year ended December 31, 2012 the Company also issued 25,000 shares of Common stock as a consideration for the note which was fair valued at market rate for $62,500 and charged to expenses.

2)	This note payable was assumed on the acquisition of AFI. The original owner of AFI has pledge 1,200,000 shares of the Company in escrow account. The Company has not agreed to the terms and has repudiated the same. The matter is scheduled for a hearing in June.

3)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	11

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE

Convertible debenture/notes payable consisted of the following	June 30, 2013	December 31, 2012
Convertible debenture issued on October 2, 2012, unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $90,301 and $110,137, respectively)	$29,699	$9,863

Convertible Notes payable issued on March 12, 2012, unsecured, interest included, due on March 12, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $91,455 and $151,869, respectively)	158,545	98,131

Convertible debenture issued on February 1, 2013 , unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $84,687 and $-0-, respectively)	15,313	—
Total notes payable	203,557	107,994
Less: current portion	158,545	—
Long-term convertible debenture/notes payable	$45,012	$107,994

Convertible note issued March 12, 2012

On March 12, 2012, the Company issued a $250,000 Convertible Promissory Note which is convertible into 250,000 shares of the Company’s common stock at the holder’s option, or $1.00 per share, and there is no fluctuation in this conversion rate.

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

During the six months ended June 30, 2013 and 2012, the Company amortized $60,414 and $0, respectively, to the operations as interest expense. During the three months ended June 30, 2013 and 2012, the Company amortized $30,374 and $0, respectively, to the operations as interest expense. In the year 2012, the holder of the promissory note made payments of $200,000 directly to vendors of the Company for purchase of fuel and paid $50,000 directly to the Company. As part of the joint venture agreement the Company has agreed to pay 37.5% of all the profits generated by all the fuel transactions in South Africa. As of June 30, 2013 and 2012, the Company has paid $-0- to the joint venture partner.

Table of Contents	12

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

Convertible debenture

On October 2, 2012, the Company issued a $120,000 Convertible Promissory Note which bears interest at a rate of 6% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion. During the year ended December 31, 2012 the Company also issued 30,000 of shares along with Note which valued at market rate for $75,000 and was charged to expenses. The Company received net $88,000 from the debenture holder and balance $32,000 were paid towards the legal expenses and due diligence fees.

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

The initial fair value of the embedded debt derivative of $206,062 was allocated as a debt discount up to the proceeds of the note ($100,000) with the remainder($106,062) charged to current period operations as interest expense for the six months ended June 30, 2013.

The fair value of the described embedded derivative of $334,082 at June 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	198.87%
Risk free rate:	0.36%

At June 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating gain of $76,119 and $137,569 for the three and six months ended June 30, 2013, respectively.

During the six months ended June 30, 2013 and 2012, the Company amortized $35,149 and $-0- to current period operations as interest expense respectively. During the three months ended June 30, 2013 and 2012, the Company amortized $19,325 and $-0- to current period operations as interest expense respectively.

Table of Contents	13

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	June 30, 2013	December 31, 2012
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default.	$450,000	$450,000
Note payable to a related individual, interest at 8% per annum,past due. Note is in default. (1)	1,000,000	1,000,000
Notes payable to related individuals, unsecured, interest at 10%,due on demand.	43,500	43,500
Total notes payable - related parties	1,493,500	1,493,500
Less: current portion	(1,493,500)	(1,493,500)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending June 30,		Amount
2014		$1,493,500
Total		$1,493,500

Accrued interest on notes payable – related parties for the six months ended June 30, 2013 and year ended December 31, 2012 was $970,351 and $892,819, respectively. During the three and six months ended June 30, 2013, total interest expense to related party was $38,980 and $77,532, respectively.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of June 30, 2013 and December 31, 2012, the Company had accrued interest on the note in the amount of $113,753 and $74,082, respectively.

NOTE 10 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of June 30, 2013 and December 31, 2012 the Company has 200 shares of preferred stock issued and outstanding.Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Table of Contents	14

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 10 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

Common stock

The Company is authorized to issue 50,000,000 shares of $0.0001 par value of common stock. As of June 30, 2013 and December 31, 2012 the Company has 15,520,799 and 15,216,848 shares of common stock as issued and outstanding.

On January 28, 2013, the Company issued an aggregate of 49,951 shares of common stock to employees and consultants of the Company. The shares were valued at market price of $1.65 and the market value of stock on the date of issuance was $82,418.

On May 31, 2013, the Company issued an aggregate of 254,000 shares of common stock to consultants of the Company. The shares were valued at market price of $1.20 and the market value of stock on the date of issuance was $304,800.

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2013	70,000	$0.01
Granted	300,000	1.65
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2013	370,000	$1.34

Common stock options outstanding and exercisable as of June 30, 2013 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	5.25	54,973	$0.01
January 2, 2019	1.65	300,000	5.50	105,822	1.65
Total		370,000		160,795

Table of Contents	15

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2013

NOTE 11 - OPTIONS AND WARRANTS (Continued)

During the six months ended June 30, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $34,406 and $180,075 was charged to expenses and additional paid in capital during the three and six months ended June 30, 2013, respectively.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89	%
Expected stock price volatility	199.38%-344.22	%
Expected dividend payout	—
Expected option life-years	6

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company issued 4,081,788 shares of common stock and redeemed for cash the convertible debentures as described in Note 8. The debt holder no longer holds any debt securities of the Company.

On August 5, 2013, the Company agreed to issue 1,800,000 shares of common stock to an accredited investor for cash. The cash was paid directly to a Note holder to pay off the debt. The value of the shares sold was approximately $0.07 per share.

On August 6, 2013, the Company issued 75,000 shares of common stock for services rendered to the Company.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the six months ended June 30, 2013 and 2012.

Revenues. For both the three and six months ended June 30, 2013, net revenues were $-0- compared to $398,537 for the three and six months ended June 30, 2012. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Cost of sales for both the three and six months ended June 30, 2013 were $-0- compared to $377,898 during the three and six months ended June 30,2012. This correlates with the amount of revenues during the periods presented.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2013 were $511,864 compared to $787,184 during the second quarter of 2012. For the six months ended June 30, 2013, selling, general and administrative expenses were $918,848 compared to $857,537 during the six months ended June 30, 2012. The Company has made a concerted effort to decrease these expenses as it tries to increase revenues. The Company recorded $670,000 in bad debts expense during the six months ended June 30, 2012. The Company issued non-cash stock compensation in the amount of $339,206 and $567,294 during the three and six months ended June 30, 2013, respectively. The Company expects that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $87,608 for the three months ended June 30, 2013 compared to $24,830 during the second quarter of 2012. For the six months ended June 30, 2013, the Company had net other expenses of $259,885 compared to $50,367 during the six months ended June 30, 2012. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards, and interest on notes payable including amortization of debt discount and setoff with gain on change in derivative liability. During the six months ended June 30, 2013 and 2012, interest expense was $397,454 and $50,367, respectively. During the three months ended June 30, 2013 and 2012, interest expense was $163,727 and $24,830, respectively. The increase in interest expense is the result of the increase in the balances on notes payable which increased approximately $1,500,000 during the first six months of 2013 compared to 2012.

Table of Contents	18

Net Loss. The Company had net loss of $1,178,733 for the six months ended June 30, 2013 compared to a net loss of $887,265 during the six months ended June 30, 2012, the increase in net loss was mainly due to the increase in selling, general and administrative expenses and interest expenses as discussed above. The Company had net loss of $599,472 for the three months ended June 30, 2013 compared to a net loss of $791,375 during the three months ended June 30, 2012, the decrease in net loss was mainly due to the decrease in selling, general and administrative expenses and offset by increase in interest expenses as discussed above.

Liquidity and Capital Resources

As of June 30, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2013 of $6,039,680 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of June 30, 2013, the end of our second quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only two members. We do not have a formal audit committee.

Table of Contents	19

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ryan International Airlines. One of our subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the delivery of Jet Fuel. Ryan Air failed to pay for fuelings received from AFI. AFI filed under the commercial lien laws as required to secure a lien on the planes fueled in order to protect their receivable due from Ryan. Disagreements between the parties resulted in both parties filing separate lawsuits in three actions. Ryan filed a cause of action in Case No. 09-57580, Ryan International Airlines, Inc. v. Aviation Flight Services, LLC (“AFS”) and Aviation Fuel International, Inc., (“AFI”), and sought recovery of $1,491,308.66 allegedly paid to AFS as pre-payment of aviation fuel and flight services under a contractual relationship between Ryan and AFS. AFI moved to dismiss the action, to which, Ryan has subsequently filed a notice of removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. AFI filed an action for breach of contract for Ryan’s failure to pay certain Jet Fuel invoices for the delivery of fuel in the amount of $678,000 plus interest; Aviation Fuel International v. Ryan International Airlines, Inc., a Kansas corporation, Wells Fargo Bank Northwest, Trustee N.A., a Utah corporation, RUBLOFF 757-MSN24794LLC, an Illinois limited liability company, RYAN 767 LLC, an Illinois limited liability company, AFT TRUST SUB I, a Delaware corporation, RYAN 767 N123 LLC, an Illinois limited liability company, and RUBLOFF 440 LLC, an Illinois corporation, Civil Action Case No. CACE 10-037788-04. AFI also filed the corresponding claims of liens under the FAA Aircraft Registration Branch, for each plane, registered and tail wing number listed therein. This action has also been recently noticed for been removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. In addition, as a result of Ryan’s filing a Federal Involuntary Bankruptcy Petition against Aviation Flight Services (“AFS”) on June 10, 2010, Case No.: 10-27313-JKO, (S.D. of Fla.), our subsidiary AFI, also filed and was discharged as a creditor in the amount of $269,000. However, the obligations for the unpaid fuelings owed to AFI still remain outstanding as obligations due to AFI.

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

Table of Contents	20

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 28, 2013 and May 31, 2013, we issued an aggregate of 49,951 and 254,000 shares of common stock to employees and consultants of the Company, respectively.

No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of shares and options as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Table of Contents	21

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(2)
10.1	Form of Indemnification Agreement (3)
10.2	2012 Equity Incentive Plan (3)
31	Certification by Chief Executive Officer, Robert Catala, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Robert Catala, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(3) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: August 19, 2013________________	BY: /s/ Robert Catala__________________
Robert Catala
Chief Executive Officer

Table of Contents	23