Form 10-Q
period 2013-09-30
Fuelstream INC
filed 2013-11-14
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller reporting company [X]

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 8, 2013, the Company had outstanding 30,306,061shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2013.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2013	2012
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$—	$43,159
Accounts receivable, net of allowance	28,000	180,000

Total Current Assets	28,000	223,159

TOTAL ASSETS	$28,000	$223,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$892,156	$805,718
Due to related parties	164,227	104,254
Accrued expenses	683,229	1,196,045
Convertible debenture/notes payable - short term (net of
discount of $164,790 and $-0-, respectively)	216,711	—
Notes payable	1,042,572	1,678,300
Notes payable - related parties	2,130,870	1,493,500

Total Current Liabilities	5,129,765	5,277,817

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$-0- and $262,006, respectively)	—	107,994
Derivative liability	264,110	265,589

Total Long Term Liabilities	264,110	373,583

TOTAL LIABILITIES	5,393,875	5,651,400

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares
authorized, 27,706,061 and 15,216,848 shares issued
and outstanding, respectively	2,771	1,522
Additional paid-in capital	48,642,007	46,413,042
Accumulated deficit	(54,010,653)	(51,842,805)

Total Stockholders' Deficit	(5,365,875)	(5,428,241)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,000	$223,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

NET SALES	$30,000	$342,370	$30,000	$740,907

COST OF SALES	26,895	189,027	26,895	566,925

GROSS MARGIN	3,105	153,343	3,105	173,982

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Selling, general and administrative	444,265	6,050,068	1,363,113	6,907,605

Total Selling, General and
Administrative Expenses	444,265	6,050,068	1,363,113	6,907,605

LOSS FROM OPERATIONS	(441,160)	(5,896,725)	(1,360,008)	(6,733,623)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	70,531	—	208,100	—
Interest expense (including amortization of debt discount
of $233,153, $-0-, $328,716 and $-0-, respectively)	(618,486)	(25,092)	(1,015,940)	(75,459)

Total Other (Expenses)	(547,955)	(25,092)	(807,840)	(75,459)

LOSS BEFORE INCOME TAXES	(989,115)	(5,921,817)	(2,167,848)	(6,809,082)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(989,115)	$(5,921,817)	$(2,167,848)	$(6,809,082)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(0.53)	$(0.12)	$(0.68)

Weighted average shares outstanding	22,273,334	11,079,388	17,650,764	9,983,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,167,848)	$(6,809,082)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	654,410	5,883,875
Bad debt expense	—	670,000
Expenses incurred by noteholder	34,272	—
Non-cash interest expenses	333,437	—
Change in fair value of derivative liability	(208,100)	—
Amortization of debt discounts	328,716	—
Changes in operating assets and liabilities:
Accounts receivable	152,000	(134,376)
Accounts payable and accrued expenses	515,788	323,561
Due to related parties	59,973	37,500

Net Cash Used in Operating Activities	(297,352)	(28,522)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	142,193
Net proceeds from notes payable	112,000	100,000
Payments on notes payable - related parties	—	(45,500)

Net Cash Provided by Financing Activities	254,193	54,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(43,159)	$25,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,159	564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$26,542

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$118	$728
Income taxes	$—	$—

Non-cash financing and investing activity:

Derivative liability on convertible note payable	$540,701	$—
Common stock issued for notes payable	$1,336,080	$—
Common stock issued for accrued expenses and accrued interest	$73,296	$—
Reclassification from accrued interest to note payable - related party	$837,370	$—
Accrued expenses paid by convertible noteholder	$31,500	$—
Reclassification of note from related party to non-related party	$200,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Table of Contents	6

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K filed on April 16, 2013. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.

Table of Contents	7

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2013 and 2012 were $654,410 and $5,883,875, respectively.

Financial Instruments

On January 1, 2008, the Company adopted FASB ASC 820-10-50, “Fair Value Measurements.” This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:

-Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities inactive markets.

Table of Contents	8

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2012, the Company has an accumulated deficit of $51,842,805 from inception of the Company through December 31, 2012. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of September 30, 2013 was $54,010,653 and the total stockholders’ deficit at September 30, 2013 was $5,365,875 and had working capital deficit (current liabilities minus current assets) of $5,101,765, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock and a note payable in the amount of $1,000,000. On June 25, 2013, the Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of September 30, 2013. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the Condensed Consolidated Balance Sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5- ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2013 and December 31, 2012 are as follow:

	September 30,2013	December 31, 2012
Accounts receivable	$698,000	$850,000
	698,000	850,000
Less: allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$28,000	180,000

The Company is involved in disputes with the above accounts receivable and has filed a lawsuit.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $892,156, as of September 30, 2013, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest on accounts payable balance as of September 30, 2013 and December 31, 2012 is $98,223 and $74,948, respectively. Interest expense of $13,520 and $23,274 was charged to expenses during the three and nine months ended September 30, 2013.

Table of Contents	10

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	September 30, 2013	December 31, 2012
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	59,500	59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum due on demand.	172,500	172,500
Notes payable issued on May 25, 2012, secured, interest at 6%per annum, due on November 14, 2012, is in default (1)	—	50,000
Notes payable issued on January 28, 2012 to individual, unsecured, interest included, due on demand (2)	—	610,000
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand (3)	786,300	786,300

Notes payable issued on July 1, 2013 to company, unsecured, interest at 8% per annum, due on demand	24,272	—
Total notes payable	1,042,572	1,678,300
Less: current portion	(1,042,572)	(1,678,300)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending September 30,		Amount
2014		$1,042,572
Total		$1,042,572

Accrued interest on notes payable as of September 30, 2013 was $326,031 and as of December 31, 2012 was $221,787. Interest expense of $36,060 and $107,540 has been charged to expenses for the three and nine months ended September 30, 2013, respectively.

1)	This note payable was guaranteed by one of the shareholder. During the year ended December 31, 2012 the Company also issued 25,000 shares of Common stock as a consideration for the note which was fair valued at market rate for $62,500 and charged to expenses. The note and accrued interest were converted to stock by issuance of 580,000 shares of common stock of the Company during the quarter ended September 30, 2013.

2)	This note payable was assumed on the acquisition of AFI. The original owner of AFI has pledge 1.2 million shares of the Company in escrow account. The note was converted to stock by issuance of 2,100,000 shares of common stock of the Company during the quarter ended September 30, 2013.

Table of Contents	11

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 7 - NOTES PAYABLE (Continued)

3)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

NOTE 8- CONVERTIBLE DEBENTURE/NOTES PAYABLE

Convertible debenture/notes payable consisted of the following:	September 30,2013	December 31, 2012
Convertible debenture issued on October 2, 2012, unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $-0- and $110,137, respectively)	$—	$9,863

Convertible Notes payable issued on March 12, 2012, unsecured, interest included, due on March 12, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $60,748 and $151,869, respectively)	189,252	98,131

Convertible debenture issued on February 1, 2013 , unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $-0- and $-0-, respectively)	—	—

Convertible debenture issued on July 19, 2013 , unsecured, interest included, due on April 22, 2014, convertible into common stock at 60% of the average of the lowest three day trading price for the ten trading days immediately preceding the date of conversion, (less unamortized debt discount of $57,812 and $-0-, respectively)	20,688	—

Convertible debenture issued on August 26, 2013 , unsecured, interest included, due on May 27, 2014, convertible into common stock at 60% of the average of the lowest three day trading price for the ten trading days immediately preceding the date of conversion, (less unamortized debt discount of $46,230 and $-0-, respectively)	6,770	—

Total notes payable	216,711	107,994
Less: current portion	(216,711)	—
Long-term convertible debenture/notes payable	$—	$107,994
Table of Contents	12

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

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

During the nine months ended September 30, 2013 and 2012, the Company amortized $91,121 and $-0-, respectively, beneficial debt discount to the operations as interest expense. During the three months ended September 30, 2013 and 2012, the Company amortized $30,708 and $-0-, respectively, beneficial debt discount to the operations as interest expense. In the year 2012, the holder of the promissory note made payments of $200,000 directly to vendors of the Company for purchase of fuel and paid $50,000 directly to the Company. As part of the joint venture agreement the Company has agreed to pay 37.5% of all the profits generated by all the fuel transactions in South Africa. As of September 30, 2013 and 2012, the Company has paid $-0- to the joint venture partner.

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

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

The initial fair value of the embedded debt derivative of $206,062 was allocated as a debt discount up to the proceeds of the note ($100,000) with the remainder ($106,062) charged to current period operations as interest expense for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued common stock for converting $142,000 of a convertible note payable by issuance of 4,081,788 shares of common stock of the Company and the balance of the convertible note of $78,000 along with accrued interest of $7,795 was paid in cash. Derivative liability as of date of conversion of $334,082 was transferred to additional paid in capital. Excess value of shares over the converted value of note for $24,235 was charged to interest expenses.

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating gains of $-0- and $137,570 for the three and nine months ended September 30, 2013, respectively.

During the nine months ended September 30, 2013 and 2012, the Company amortized $210,136 and $-0-, respectively, of beneficial debt discount to the operations as interest expense. During the three months ended September 30, 2013 and 2012, the Company amortized $174,987 and $-0-, respectively, beneficial debt discount to the operations as interest expense

Convertible debenture July 2013 and August 2013

On July 19, 2013, the Company issued a $78,500 Convertible Promissory Note which bears interest at a rate of 8% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

On August 26, 2013, the Company issued a $53,000 Convertible Promissory Note which bears interest at a rate of 8% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company received a net of $100,000 from the debenture holder, $6,500 was paid towards the accrued legal expenses and due diligence fees and $25,000 was paid toward accrued professional fees.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in July, 2013 and August, 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $334,639 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	243%-312	%
Risk free rate:	0.07%

The initial fair value of the embedded debt derivative of $334,639 was allocated as a debt discount up to the proceeds of the note ($131,500) with the remainder ($203,139) charged to current period operations as interest expense for the three and nine months ended September 30, 2013.

Table of Contents	14

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

The fair value of the described embedded derivative of $264,110 at September 30, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	319.30%
Risk free rate:	0.04%

At September 30, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating gain of $70,530 for both the three and nine months ended September 30, 2013.

During the nine months ended September 30, 2013 and 2012, the Company amortized $27,458 and $-0-, respectively, of beneficial debt discount to the operations as interest expense. During the three months ended September 30, 2013 and 2012, the Company amortized $27,458 and $-0-, respectively, beneficial debt discount to the operations as interest expense

NOTE 9 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	September 30, 2013	December 31, 2012
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default. (2)	$1,087,370	$450,000

Note payable to a related individual, interest at 8% per annum, past due. Note is in default. (1)	1,000,000	1,000,000

Notes payable to related individuals, unsecured, interest at 10%,due on demand.	43,500	43,500
Total notes payable - related parties	2,130,870	1,493,500
Less: current portion	(2,130,870)	(1,493,500)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending September 30,		Amount
2014		$2,130,870
Total		$2,130,870

Table of Contents	15

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

Accrued interest on notes payable – related parties for the nine months ended September 30, 2013 and year ended December 31, 2012 was $198,094 and $892,819, respectively. During the three and nine months ended September 30, 2013, total interest expense to related party was $65,113 and $144,646, respectively.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of September 30, 2013 and December 31, 2012, the Company had accrued interest on the note in the amount of $133,918 and $74,082, respectively.
2)	This note was originally issued for $450,000. During the quarter ended September 30, 2013, the principle value of $450,000 along with accrued interest of $837,369 was converted to two new notes for $1,087,370 and $200,000.
3)	The Company issued common stock against the new note of $200,000 from above. During the three months ended September 30, 2013, the Company issued 2,100,000 shares of common stock in settlement of this note.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs.

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2013 and December 31, 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended September 30, 2013 and December 31, 2012.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2013 and December 31, 2012, on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$264,110	$264,110
Total	—	—	$264,110	$264,110

Assets and liabilities at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total

Liabilities
Derivative liability	—	—	$265,589	$265,589
Total	—	—	$265,589	$265,589

Table of Contents	16

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2013:

Derivative Liability
Balance, December 31, 2012	$265,589
Initial fair value of debt derivatives at note issuances	540,701
Extinguished derivative liability	(334,080)
Mark-to-market at September 30, 2013
-Embedded debt derivatives	(208,100)
Balance, September 30, 2013	$264,110

Net gain for the period included in earnings relating to the liabilities held at September 30, 2013	$264,110

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 11 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of September 30, 2013 and December 31, 2012 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.0001 par value of common stock. As of September 30, 2013 and December 31, 2012 the Company had 27,706,061 and 15,216,848 shares of common stock as issued and outstanding.

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

On July 23, 2013, the Company issued an aggregate of 75,000 shares of common stock to consultants of the Company. The shares were valued at market price of $0.06 and the market value of stock on the date of issuance was $4,500.

On August 20, 2013, the Company issued an aggregate of 531,438 shares of common stock to consultants of the Company. The shares were valued at market price of $0.09 and the market value of stock on the date of issuance was $47,829.

Table of Contents	17

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

During the quarter ended September 30, 2013, the Company issued an aggregate of 8,861,788 shares of common stock for the conversion of debt and accrued interest of $1,339,376 and $24,235 was charged to expenses for excess value of shares issued over the value of converted note.

During the quarter ended September 30, 2013, the Company issued an aggregate of 700,000 shares of common stock for the conversion of accrued expenses of $70,000.

During the quarter ended September 30, 2013, the Company sold 2,017,036 shares of common stock for cash in the amount of $142,193.

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2013	70,000	$0.01
Granted	300,000	1.65
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2013	370,000	$1.34

Common stock options outstanding and exercisable as of September 30, 2013 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	5.00	56,653	$0.01
January 2, 2019	1.65	300,000	5.25	124,726	1.65
Total		370,000		181,379

During the nine months ended September 30, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $34,784 and $214,860 was charged to expenses and additional paid in capital during the three and nine months ended September 30, 2013, respectively.

Table of Contents	18

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2013

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company issued 500,000 shares of common stock as part of a settlement agreement with a debt holder of the Company.

Subsequent to September 30, 2013, the Company issued 2,100,000 shares of common stock for services rendered to the Company.

Table of Contents	19

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Table of Contents	20

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine months ended September 30, 2013 and 2012.

Revenues. For both the three and nine months ended September 30, 2013, net revenues were $30,000 compared to $342,370 and $740,907, respectively, for the three and nine months ended September 30, 2012. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services. The decrease is the result of the lack of operating capital during the nine months ended September 30, 2013. The company is attempting to remedy this by raising funds through the issuance of stock and promissory notes.

Cost of Sales. Cost of sales for both the three and nine months ended September 30, 2013 were $26,895 compared to $189,027 and $566,925, respectively, during the three and nine months ended September 30, 2012. The decrease is due to the lack of operating capital during the nine months ended September 30, 2013. The decrease in cost of sales correlates with the amount of revenues during the related periods presented.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2013 were $444,265 compared to $6,050,068 during the third quarter of 2012. For the nine months ended September 30, 2013, selling, general and administrative expenses were $1,363,113 compared to $6,907,605 during the nine months ended September 30, 2012. The Company has made a concerted effort to decrease these expenses as it tries to increase revenues. The Company recorded $670,000 in bad debts expense during the nine months ended September 30, 2012. The Company issued non-cash stock compensation in the amount of $87,112 and $654,410 during the three and nine months ended September 30, 2013, respectively. The Company expects that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $547,955 for the three months ended September 30, 2013 compared to $25,092 during the third quarter of 2012. For the nine months ended September 30, 2013, the Company had net other expenses of $807,840 compared to $75,459 during the nine months ended September 30, 2012. Other expenses incurred were comprised primarily of interest expenses related to balances on Company credit cards, and interest on notes payable including amortization of debt discount and setoff with gain on change in derivative liability. During the three months ended September 30, 2013 and 2012, interest expense was $618,486 and $25,092, respectively. During the nine months ended September 30, 2013 and 2012, interest expense was $1,015,940 and $75,459, respectively. The increase in interest expense is the result of the increase in the balances on notes payable and the amortization of debt discount.

Net Loss. The Company had a net loss of $989,115 for the three months ended September 30, 2013 compared to a net loss of $5,921,817 during the three months ended September 30, 2012. The Company had a net loss of $2,167,848 for the nine months ended September 30, 2013 compared to a net loss of $6,809,082 during the nine months ended September 30, 2012. The decrease in net loss was mainly due to the decrease in selling, general and administrative expenses and offset by increase in interest expenses as discussed above.

Liquidity and Capital Resources

As of September 30, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we

Table of Contents	21

have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2013 of $5,365,875 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2013 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of September 30, 2013, the end of our third quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	22

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

Russell Adler. On January 11, 2013, Russell Adler, our former Chief Executive Officer, filed a cross-complaint against the Company, AFI, and other associated persons in the Seventeenth Judicial District Court, Broward County, Florida. Mr. Adler’s complaint alleges various causes of action, including indemnification from the Company in respect of litigation described above, damages for breach of Mr. Adler’s employment contract, fraud, unpaid legal fees, unjust enrichment, and quantum meruit. We believe Mr. Adler’s claims are without merit and intend to defend the same.

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

Table of Contents	23

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2013, the Company issued an aggregate of 910,389 shares of common stock to employees and consultants of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	24

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.(1)
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(2)
10.1	Form of Indemnification Agreement (3)
10.2	2012 Equity Incentive Plan (3)
31	Certification by Chief Executive Officer, Robert Catala, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Robert Catala, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on November 22, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(3) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: November 14, 2013	BY: /s/ Robert Catala__________________
Robert Catala
Chief Executive Officer

Table of Contents	26