Form 10-K
period 2013-12-31
Fuelstream INC
filed 2014-03-31
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Table of Contents

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Fuelstream, Inc. held by non-affiliates as of June 30, 2013 was $3,312,128.00.

As of March27, 2014, we had 49,186,857 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

PART I

ITEM 1.   BUSINESS.

Company History

Fuelstream, Inc. (hereafter, “we”, ”our”, ”us”, “Fuelstream”, or the ”Company”) was incorporated in the State of Delaware on July 12, 1996. Prior to April 2010, we had operated under the name of “SportsNuts, Inc.” and had been primarily engaged in sports marketing and management. In April 2010, we under went a reorganization to change our management and business model as further described herein, and changed the Company’s name to “Fuelstream, Inc.” On April 11, 2011, we entered into a joint venture agreement with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. On January 18, 2012, the joint venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company. You can learn more about us at our website at www.thefuelstream.com. Our website, however, does not constitute a part of this report.

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

Operational Overview

Fuelstream is an in-wing and on-location supplier and distributor of aviation fuel to corporate, commercial, military, and privately-owned aircraft throughout the world. We also provide a variety of ground services either directly or through our affiliates, including concierge services, passenger and baggage handling, landing rights, coordination with local aviation authorities, aircraft maintenance services, catering, cabin cleaning, customs approvals, and third-party invoice reconciliation. Our personnel assist customers in flight planning and aircraft routing aircraft, obtaining permits, arranging overflies, and flight follow services. Our principal sources of revenues are from the gross selling price of fuel delivery contracts. Expenses which comprise the costs of goods sold include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

On May 10, 2012, we entered into a joint venture with Global Aviation International Limited (“Global”) and Summit Trading Limited (“Summit”) to provide aircraft fuel to Global clients and Global’s own aircraft fleet on a worldwide basis. Global is an international Air Transport Organization whose activities cover acquisition, refurbishment, heavy maintenance, leasing and chartering of aircraft, primarily throughout South Africa. Global also owns and leases its own commercial aircraft. As part of its obligations under the joint venture, Global is required to provide us office space, related equipment and supplies in its Johannesburg, South Africa headquarters, as well as access to all Global clients worldwide. On September 10, 2012, Global and Summit converted its interest in the joint venture into 1,547,662 and 515,888 shares of our common stock. In addition to Global’s own fleet, our agreement

Table of Contents	5

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

Employees

As of December 31, 2013, we had six employees and used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the fuel delivery and logistics industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from the acquisition of AFI described herein. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

Table of Contents	6

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

Table of Contents	7

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

Julian Manuel Leyva and Gabriel Leyva. On June 8, 2012, Julian Manuel Leyva and Gabriel Leyva (collectively, the “Leyvas”) filed a lawsuit in the Seventeenth Judicial Circuit Court, Broward County, Florida, against us, our subsidiary AFI, and various others, alleging various claims in connection with efforts to collect sums allegedly loaned to AFI between September 24, 2009 through February 11, 2011. The Leyvas are seeking damages of $570,000 plus interest in addition to additional damages from other parties to the lawsuit. During the year 2013 the Company issued 2,100,000 shares of common stock for settlement of $610,000.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “FLST”. We had approximately 406 registered holders of our common stock as of December 31, 2013. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on March 17, 2014 was $0.0177 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended December 31, 2013:

	Price Range(1)
	High	Low
Fiscal 2013
Fourth quarter	$0.12	$0.03
Third quarter	$0.22	$0.08
Second quarter	$3.00	$0.70
First quarter	$3.25	$1.21

Fiscal 2012
Fourth quarter	$3.00	$1.01
Third quarter	$2.50	$2.50
Second quarter	$2.50	$2.00
First quarter	$2.00	$0.51

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On May 28, 2010, the Company issued 500,000 shares of restricted common stock to its then-Chief Executive Officer.

On April 29, 2011, the Company issued 35,000 shares of restricted common stock to 4 persons for services rendered.

Table of Contents	9

On September 16, 2011, the Company issued 333,334 shares of restricted common stock to a consultant for services rendered.

On October 4, 2011, the Company issued 550,000 shares of restricted common stock to 2 persons for services rendered.

On December 16, 2011, the Company converted approximately $1.7 million in various debts of the Company in exchange for an aggregate of 891,667 shares of restricted common stock, issued to 3 persons.

On December 16, 2011 the Company issued 716,667 shares of restricted common stock to various service providers, including 500,000 shares of common stock to its then-Chief Executive Officer.

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

On October 2, 2012, the Company issued the a convertible debenture in the principal amount of $120,000 to Peak One Opportunity Fund, L.P. (“Peak One”).

On October 5, 2012, the Company issued an aggregate of 150,000 restricted shares of unregistered common stock to two former employees of the Company.

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

On February 1, 2013, the Company issued a convertible debenture in the principal amount of $100,000 to Peak One.

Table of Contents	10

On May 31, 2013, the Company issued an aggregate of 254,000 shares of its common stock to certain consulting personnel for services provided.

On July 16, 2013, the Company issued 2,352,230 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012.

On July 30, 2013, the Company issued 75,000 shares of its common stock to a consultant of the Company for services provided.

On August 5, 2013, the Company issued 2,017,036 shares of unregistered common stock to an accredited investor in exchange for cash.

On August 6, 2013, the Company issued 1,729,558 shares of its common stock to Peak One.

On August 20, 2013, the Company issued an aggregate of 531,438 shares of its common stock to certain employees and consulting personnel for services provided.

On August 29, 2013, the Company entered into a Settlement Agreement with a certain creditor and agreed to convert various loans and promissory notes in the collective amount of $933,000 into an aggregate of 5,480,000 shares of common stock of the Company.

On October 23, 2013, the Company issued an aggregate of 2,100,000 shares of its common stock to officers and directors, and certain consulting personnel for services provided.

On October 30, 2013, pursuant to the terms of the Settlement Agreement, the Company issued an additional 500,000 shares of common stock of the Company.

On November 20, 2013, the Company issued an aggregate of 5,075,713 shares of its common stock to certain employees and contract personnel for services provided.

On November 21, 2013, the Company converted into 1,800,000 shares of common stock a certain promissory note originally issued by the Company on December 7, 2004.

On December 16, 2013, the Company converted into 250,000 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On December 30, 2013, the Company converted into 277,778 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On January 13, 2014, the Company issued an aggregate of 2,859,067 shares of its common stock to certain consulting personnel for services provided.

On January 14, 2014, the Company converted into 1,660,026 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On January 22, 2014, the Company issued the Note, the terms of which are more particularly described in Summary of Convertible Note Terms on page 27 herein. The net proceeds of the Note were used to redeem and retire two 8% convertible notes that were issued to Asher Enterprises, Inc. in the aggregate principal amount of $131,500 (hereafter, collectively, the “Asher Notes”) The Asher Notes were issued on July 19th, 2013 and August 26th, 2013.

Table of Contents	11

On January 29, 2014, the Company converted into 1,166,667 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On February 10, 2014, the Company converted into 1,237,624 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On February 18, 2014, the Company converted into 1,470,588 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On March 3, 2014, the Company issued 1,000,000 shares of its common stock to a consultant for services provided.

On March 4, 2014, the Company converted into 2,083,333 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

With respect to the transactions noted above. Each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

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

Table of Contents	12

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2013 and 2012.

Revenues. The Company generated net revenues of $30,000 during the year ended December 31, 2013 as compared to $1,054,826 for the year ended December 31, 2012. The decrease is mainly the result

Table of Contents	13

of the lack of funding and/or credit lines necessary to purchase our main product, aviation jet fuel. We continue to pursue substantial funding through investment and the application for lines of credit with financial institutions.

Cost of Sales. Our cost of sales for the year ended December 31, 2013 was $26,895 as compared to $907,083 for the year ended December 31, 2012. Our cost of sales consisted principally of the acquisition price of fuel and other petro chemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The decrease is a direct correlation to the decrease in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,795,600 for the year ended December 31, 2013, as compared to $13,036,694 during 2012. The decrease is mainly the result of the issuance of 4,594,101 shares of common stock to our joint venture partners for business development and other consultants during 2012. The stock was valued at $11,779,752 and expensed as SG&A during the third quarter of 2012. We also recorded bad debt expense in the amount of $670,000 which we set up as an allowance for doubtful accounts during the second quarter of 2012. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $1,350,147 for the year ended December 31, 2013 compared to net other expense of $848,180 for the year ended December 31, 2012. During 2013, other expenses incurred were comprised primarily of interest expenses related to notes payable in the amount of $1,163,292 which includes the amortization of debt discount of $657,161 and non- cash interest related to note payable of $464,442. The Company also recorded a gain on the change in fair value of a derivative liability of $233,667.

Liquidity and Capital Resources

As of December 31, 2013, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2013 of $55,985,447, negative working capital (excess of current liabilities over current assets) of $5,849,880 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2013 of $4,142,642 compared to a net loss in 2012 of $19,737,541. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations.

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

Table of Contents	14

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

Concentrations of Credit Risk

For the year ended December 31, 2013 and 2012, one customer accounted for 100% and 98% of total revenue, respectively, representing a material amount of customer concentration. For the year ended December 31, 2013 and 2012, one disputed customers accounted for 100% of total accounts receivable, representing a material amount of credit risk.

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $670,000 as of December 31, 2013 and 2012, respectively. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is

Table of Contents	15

made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated principally as a fuel reseller, although at some point we intend to have inventories from which we may make deliveries. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2013 and 2012, sales are recorded net of the allowance for returns and discounts of $-0-.

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2013 and 2012 was $-0-.

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

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial statements.

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

- Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Table of Contents	16

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

Other uncertainties that could affect the accuracy of forward-looking statements include:

•	the worldwide economic situation;
•	any changes in interest rates or inflation;

•	the willingness and ability of third parties to honor their contractual commitments;
Table of Contents	17

•	our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition for risk capital;
•	our capital expenditures, as they may be affected by delays or cost overruns;
•	environmental and other regulations, as the same presently exist or may later be amended;
•	our ability to identify, finance and integrate any future acquisitions; and
•	the volatility of our common stock price.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	18

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuelstream, Inc.

We have audited the accompanying consolidated balance sheets of Fuelstream, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuelstream, Inc. as of December 31, 2013 and 2012, and the consolidated results of their operation and cash flow for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RBSM LLP

New York, NY

March 31, 2014

Table of Contents	20

FUELSTREAM, INC.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2013	2012

CURRENT ASSETS

Cash and cash equivalents	$—	$43,159
Accounts receivable, net of allowance	28,000	180,000

Total Current Assets	28,000	223,159

TOTAL ASSETS	$28,000	$223,159

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$826,832	$805,718
Due to related parties	56,973	104,254
Accrued expenses	788,771	1,196,045
Convertible debenture/notes payable - short term (net of
discount of $286,751 and $-0-, respectively)	226,250	—
Convertible notes payable - related parties	211,254	—
Notes payable	1,093,382	1,678,300
Notes payable - related parties	2,115,870	1,493,500
Derivative liability	558,548	—

Total Current Liabilities	5,877,880	5,277,817

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$50,082 and $262,006, respectively)	4,918	107,994
Derivative liability	—	265,589

Total Long Term Liabilities	4,918	373,583

TOTAL LIABILITIES	5,882,798	5,651,400

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000
and 50,000,000 shares authorized, 37,709,552 and
15,216,848 shares issued and outstanding, respectively	3,771	1,522
Additional paid-in capital	50,126,878	46,413,042
Accumulated deficit	(55,985,447)	(51,842,805)

Total Stockholders' Deficit	(5,854,798)	(5,428,241)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,000	$223,159

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	21

FUELSTREAM, INC.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2013	2012

NET SALES	$30,000	$1,054,826

COST OF SALES	26,895	907,083

GROSS MARGIN	3,105	147,743

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Impairment of goodwill	—	6,000,410
Selling, general and administrative	2,795,600	13,036,694

Total Selling, General and
Administrative Expenses	2,795,600	19,037,104

LOSS FROM OPERATIONS	(2,792,495)	(18,889,361)

OTHER INCOME (EXPENSES)

Gain on forgiveness of debt	43,920	—
Gain (Loss) on change in fair value of derivative liability	233,667	(83,464)
Non-cash finance charge	(464,442)	(199,625)
Interest expense (including amortization of debt discount
of $657,161, and $107,994, respectively)	(1,163,292)	(565,091)

Total Other (Expenses)	(1,350,147)	(848,180)

LOSS BEFORE INCOME TAXES	(4,142,642)	(19,737,541)

INCOME TAX EXPENSE	—	—

NET LOSS	$(4,142,642)	$(19,737,541)

BASIC AND DILUTED:
Net loss per common share	$(0.19)	$(1.76)

Weighted average shares outstanding	21,605,080	11,207,869

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	22

FUELSTREAM, INC.
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2012 through December 31, 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2012	200	$—	3,167,747	$317	$30,649,006	$(32,105,264)	$(1,455,941)

Common stock issued for acquisition
of Aviation Fuel International, Inc.	—	—	7,400,000	740	3,773,260	—	3,774,000

Common stock issued for acquiring interest
in business in September 2012	—	—	2,063,550	206	5,158,669	—	5,158,875

Common stock issued for services and along
with note payable, September 2012	—	—	340,000	34	849,966	—	850,000

Common stock issued for services,
October 2012	—	—	2,220,551	222	5,533,156	—	5,533,378

Common stock issued for services,
November 2012	—	—	25,000	3	74,997	—	75,000

Beneficial conversion feature relating to
convertible debt	—	—	—	—	250,000	—	250,000

Fair value of vested options	—	—	—	—	123,988	—	123,988

Net loss for the year ended
December 31, 2012	—	—	—	—	—	(19,737,541)	(19,737,541)

Balance, December 31, 2012	200	$—	15,216,848	$1,522	$46,413,042	$(51,842,805)	$(5,428,241)

Common stock issued for services,
January 2013	—	—	49,951	5	82,414	—	82,419

Fair value of vested options	—	—	—	—	249,643	—	249,643

Common stock issued for services,
May 2013	—	—	254,000	25	304,775	—	304,800

Common stock issued for conversion of debt	—	—	11,889,566	1,189	1,473,224	—	1,474,413

Common stock issued for services,
August 2013	—	—	606,438	61	52,269	—	52,330

Common stock issued for services,
October 2013	—	—	2,600,000	260	743,240	—	743,500

Common stock issued for services,
November 2013	—	—	5,075,713	508	354,792	—	355,300

Beneficial conversion feature relating to
convertible debt	—	—	—	—	311,488	—	311,488

Common stock sold for cash	—	—	2,017,036	202	141,991	—	142,193

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(4,142,642)	(4,142,642)

Balance, December 31, 2013	200	$—	37,709,552	$3,771	$50,126,878	$(55,985,447)	$(5,854,798)

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	23

FUELSTREAM, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,142,642)	$(19,737,541)
Adjustments to reconcile net loss to net
cash used in operating activities:
Notes payable related party issued for services	80,000
Gain on forgiveness of debt	(43,920)	—
Common stock issued for services and finance expenses	1,538,351	11,617,252
Stock based compensation	249,643	123,989
Operating expenses incurred by noteholders on behalf of the Company	83,482	272,000
Non-cash interest expenses	464,441	62,125
Change in fair value of derivative liability	(233,669)	83,464
Amortization of debt discounts	657,160	107,995
Impairment of goodwill	—	6,000,410
Bad debt expense	—	670,000
Changes in operating assets and liabilities:
Accounts receivable	152,000	—
Accounts payable and accrued expenses	613,229	579,902
Due to related parties	73,973	75,000

Net Cash Used in Operating Activities	(507,952)	(145,405)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	142,193
Net proceeds from notes payable	400,600	188,000
Payments on notes payable	(78,000)	—

Net Cash Provided by Financing Activities	464,793	188,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(43,159)	$42,595

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	43,159	564

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$43,159

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$7,795	$5,036
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$860,708	$182,125
Beneficial conversion feature on convertible note credited to additional paid in capital	$311,488	$250,000
Common stock issued for settlement of notes payable	$1,376,880	$—
Common stock issued for accrued expenses and accrued interest	$73,297	$—
Reclassification from accrued interest to note payable - related party	$837,370	$—
Accrued expenses paid by convertible noteholder	$31,500	$—
Reclassification of note and accrued interest from related party to non-related party	$228,300	$—
Reclassification from due to related party to convertible note payable - related party	$121,254	$—
Acquisition of AFI
Accounts receivable acquired	$—	$850,000
Goodwill	$—	$6,000,410
Accounts payable assumed	$—	$(536,610)
Notes payable assumed	$—	$(1,356,300)
Total purchase price	$—	$4,957,500
Common stock issued	$—	$3,774,000
Note payable issued - related party	$—	$1,000,000
Loan receivable adjusted	$—	$183,500

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	24

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

On April 11, 2011, the Company entered into a joint venture agreement (“Joint Venture”) with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. The Joint Venture required the Company to contribute up to $200,000 in respect of supplying aviation fuel to various commercial aircraft via tanker trucks which were intended to be acquired by the Joint Venture. The Company ultimately contributed $183,500 in connection with the Joint Venture. On January 18, 2012, the Joint Venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company (refer to note 3)

On May 10, 2012, the Company along with two partners formed AFI South Africa LLC (“AFI SA”), immediately the Company purchased shares of the other partners to become 100% owner of AFI SA (refer to note 3). AFI SA was effective as Limited Liability Company under the Act by the filing organization with the office of the Secretary of State of Florida on May 11, 2012. The Company has been organized for the purpose of partnering with Global Aviation for brokering the sale of Fuel for aircraft in South Africa.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit as of December 31, 2013 was $55,985,447 and the total stockholders’ deficit at December 31, 2013 was $5,854,798 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

Table of Contents	25

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

7,400,000 shares of restricted common stock, loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410.

		Amount
Accounts receivable acquired		$ 850,000
Goodwill acquired		6,000,410
Less liabilities assumed
Note payable acquired	1,356,300
Accounts payable acquired	536,610
Net liabilities assumed		(1,892,910)
Total Purchase price		$ 4,957,500

The total purchase price was $4,957,500 which was paid by issuance of 7,400,000 shares of common stock, payment adjusted through loan receivable of $183,500 and issuance of note payable of $1,000,000.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible assets acquired. As of December 31, 2012, the Company impaired the total goodwill. Management performed impairment analysis in fourth quarter of 2012 and decided to write off goodwill. Following is a pro-forma unaudited consolidated statement of operations for the year ended December 31, 2012 as though the acquisition of AFI had occurred at the beginning of the period.

For the Year Ended
December 31,
2012

NET SALES	$1,054,826

COST OF SALES	907,083

GROSS MARGIN	147,743

Total Selling, General and
Administrative Expenses	19,037,104

LOSS FROM OPERATIONS	(18,889,361)

Total Other Income (Expenses)	(848,180)

LOSS BEFORE INCOME TAXES	(19,737,541)

INCOME TAX EXPENSE	—

NET LOSS	$(19,737,541)

BASIC AND DILUTED:
Net loss per common share	$(1.76)

Weighted average shares outstanding	11,207,869

Table of Contents	26

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

For the year ended December 31, 2013 and 2012, one customer accounted for 100% and 98% of total revenue, respectively, representing a material amount of customer concentration. For the year ended December 31, 2013 and 2012, one disputed customers accounted for 100% of total accounts receivable, representing a material amount of credit risk.

c.	Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

d.	Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $670,000 as of December 31, 2013 and 2012, respectively. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

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

Table of Contents	27

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

primary obligor in the sales arrangement. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2013 and 2012, sales are recorded net of the allowance for returns and discounts of $-0-.

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

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2013 and 2012 was $-0-.

h.	Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2013	2012
Basic and fully diluted net loss per share:

Loss (numerator)	$(4,142,642)	$(19,737,541)
Shares (denominator)	21,605,080	11,207,869
Per share amount	$(0.19)	$(1.76)

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Diluted EPS assumes the exercise of stock option and the conversion of convertible debt, provided the effect is not antidilutive. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2013 and 2012.

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

Table of Contents	28

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

At December 31, 2013 the Company had net operating loss carryforwards of approximately $14,639,000 that may be offset against future taxable income through 2033. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.

Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL Carryover	$6,250,000	$5,245,000
Valuation allowance	(6,250,000)	(5,245,000)

Net deferred tax asset	$—	$—

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2013 and 2012, as follows:

	2013	2012
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(8.7)	(8.7)
Permanent differences	0	0
Valuation allowance	42.7%	42.7%

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2013and 2012 due to the following:

	2013	2012
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	1,005,000	566,000
Valuation allowance	(1,005,000)	(566,000)
	$—	$—

At December 31, 2013, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

Table of Contents	29

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2013, 2012 and 2011.

j.	Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material affect on the consolidated financial statements.

k.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2013	2012

Accrued compensation	$28,672	$—
Misc. loans payable	5,000	—
Accrued interest – related party	255,177	892,819
Accrued interest- on note payable	370,894	228,278
Accrued interest- on accounts payable	129,028	74,948
Total accrued expenses	$788,771	$1,196,045

l.	Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial position, results of operations, or cash flows for the years ended December 31, 2013 and 2012.

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

- Level 3 inputs to valuation methodology are unobservable and significant to the fair measurement.

Table of Contents	30

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2013 and 2012 are as follow:

2013
Accounts receivable(on acquisition)	$698,000
698,000
Less: allowance on accounts receivable	(670,000)
Accounts receivable, net	$28,000

2012
Accounts receivable (on acquisition)	$850,000
850,000
Less:allowance on accounts receivable	(670,000)
Accounts receivable, net	$180,000

The Company was involved in disputes with the above accounts receivable and has filed a lawsuit (refer to note 15)

NOTE 6 - ACCOUNTS PAYABLE

The accounts payable of $826,832, as of December 31, 2013, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest of $129,028 has been accounted and accrued in accrued expenses.

Table of Contents	31

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2013	December 31, 2012
Notes payable, issued on May 6, 2011, unsecured, interest at 10%per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10%per annum due on demand.	172,500	172,500
Notes payable issued on May 25, 2012, secured, interest at 6%per annum, due on November 14, 2012, is in default(1)	—	50,000
Notes payable issued on January 28, 2012 to individual, unsecured, interest included, due on demand.(2)	—	610,000
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand.(3)	786,300	786,300
Notes payable issued on October 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	28,500	—
Notes payable issued on October 17, 2013 to a company, unsecured, interest at 16% per annum, due on demand.	5,000	—
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	—
Notes payable issued on July 1, 2013 to a company, unsecured, interest at 8% per annum, due on demand.	28,082	—
Notes payable issued on October 4, 2013 to a company, unsecured, interest at 8% per annum, due on demand.	6,000	—

Total notes payable	1,093,382	1,678,300
Less: current portion	(1,093,382)	(1,678,300)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending December 31,		Amount
2014		$1,093,382
Total		$1,093,382

Accrued interest on notes payable for the years ended December 31, 2013 and 2012 was $363,507 and $219,978, respectively.

1)	This note payable was guaranteed by one of the shareholder. In the year 2012, the Company also issued 25,000 shares of Common stock as a consideration for the note which was fair valued at market rate for $62,500 and charged to expenses. The $50,000 note and the accrued interest of $3,296 were converted to stock by issuance of 580,000 shares of common stock of the Company during the year ended December 31, 2013

Table of Contents	32

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

2)	This note payable was assumed on the acquisition of AFI. The original owner of AFI has pledge 1.2 million shares of the Company in escrow account.. The note was converted to stock by issuance of 2,100,000 shares of common stock of the Company during the year ended December 31, 2013

3)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	2013	2012
Notes payable issued on March 21, 2012, unsecured, interest included, due on March 21, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $12,616 and $151,869 , respectively)	$92,384	$98,131

Convertible debenture issued on October 2, 2012, unsecured, interest included, due on October 2, 2015, convertible into common stock at 60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion, (less unamortized debt discount of $0 and $110,137, respectively)	—	9,863

Convertible note issued on March 2013, unsecured, interest at 8%, due on October 05, 2013, in default.	10,000	—

Convertible note issued on July 2013, August 2013 and October 2013, unsecured, interest at 8%, due on April 22, 2014, May 27, 2014 and July 25, 2014. Unamortized debt discount of $92,011 and $0, respectively	81,989	—

Convertible note issued on October 2013 and December 2013, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on October 2, 2015 and December 2, 2015. Unamortized debt discount of $50,082 and $0, respectively	4,918	—

Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014. Unamortized debt discount of $23,507 and $0, respectively	6,493	—

Convertible note issued on December 2013, unsecured, interest at 8%, due on December 12, 2014. Unamortized debt discount of $58,299 and $0, respectively	3,201	—

Convertible note issued on December 2013, unsecured, interest at 6%, due on December 12, 2014. Unamortized debt discount of $100,317 and $0, respectively	32,183	—
Total notes payable	231,168	107,994
Less: current portion	(4,918)	—
Long-term convertible debenture/notes payable	$226,250	$107,994

Table of Contents	33

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Convertible note issued March 21, 2012

On March 21, 2012, the Company issued a $250,000 Convertible Promissory Note which is convertible into 250,000 shares of the Company’s common stock at the holder’s option, at $1.00 per share.

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

During the years ended December 31, 2013 and 2012, the Company amortized $139,252 and $98,131 current period operations as interest expense, respectively, inclusive of debt discount amortization. In the year 2012 the holder of the promissory note made payments of $200,000 directly to vendors of the Company for purchase of fuel and paid $50,000 directly to the Company. As part of the joint venture agreement the Company has agreed to pay 50% of all the profits generated by all the fuel transactions in South Africa. As of December 31, 2012 the Company has accounted and paid $48,153 to the joint venture partner

On December 12, 2013, the Note holder assigned $145,000 of its note to another note holder (as mentioned below).

Convertible debenture issued October 2, 2012

On October 2, 2012, the Company issued a $120,000 Convertible Promissory Note which bears interest at a rate of 6% and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of60% of the lowest closing bid price for the twenty trading days immediately preceding the date of conversion. The Company also issued 30,000 of shares along with Note which valued at market rate for $75,000 and was charged to expenses. The Company received net $88,000 from the debenture holder and balance $32,000 were paid towards the legal expenses and due diligence fees.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into on October 2, 2012.These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception ofthe Convertible Promissory Note, the Company determined a fair value of $182,125 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	313.6%
Risk free rate:	0.31%

In the year 2012 the initial fair value of the embedded debt derivative of $182,125 was allocated as a debt discount up to the proceeds of the note ($120,000) with the remainder($62,125) charged to current period operations as interest expense.

Table of Contents	34

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

The initial fair value of the embedded debt derivative of $206,062 was allocated as a debt discount up to the proceeds of the note ($100,000) with the remainder ($106,062) charged to current period operations as interest expense for the year ended December 31, 2013.

During the year ended December 31, 2013, the Company issued common stock for converting $142,000 of a convertible note payable by issuance of 4,081,788 shares of common stock of the Company and the balance of the convertible note of $78,000 along with accrued interest of $7,795 was paid in cash. Derivative liability as of date of conversion of $334,082 was transferred to additional paid in capital included in the value of shares issued. Excess value of shares over the converted value of note for $24,235 was charged to non-cash interest expenses.

At December 31, 2013 and 2012, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating gains of $137,570 and $0, respectively.

During the years ended December 31, 2013 and 2012, the Company amortized $210,137 and $9,863 to current period operations as interest expense, respectively.

Convertible debenture July 2013, August 2013 and October 2013

On July 19, 2013, the Company issued a $78,500 Convertible Promissory Note which bears interest at a rate of 8%, due on April 22, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and also has prepayment penalty clause.

On August 26, 2013, the Company issued a $53,000 Convertible Promissory Note which bears interest at a rate of 8%, due on May 27, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten

Table of Contents	35

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and also has prepayment penalty clause.

On October 23, 2013, the Company issued a $42,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 25, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

The Company received a net of $135,000 from the debenture holder, $6,500 was paid towards the accrued legal expenses and due diligence fees, $7,500 toward legal and professional fees and$25,000 was paid toward accrued professional fees.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in July 2013, August 2013 and October 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $395,144 of the embedded derivative. The fair value of the embedded derivative was determined using the

Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	243%-312%
Risk free rate:	0.31%

The initial fair value of the embedded debt derivative of $395,144 was allocated as a debt discount up to the proceeds of the note ($174,000) with the remainder ($221,144) charged to current period operations as non-cash interest expense for the year ended December 31, 2013.

The fair value of the described embedded derivative of $227,069 at December 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	292.88%
Risk free rate:	0.08% -0.11%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating gain of $118,075 for the year ended December 31, 2013.

During the year ended December 31, 2013 and 2012, the Company amortized $81,989 and $-0-, respectively, of beneficial debt discount to the operations as interest expense.

Table of Contents	36

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Convertible debenture March 2013

On March 05, 2013 the Company issued a $10,000 Convertible Promissory Note against expenses incurred, which bears interest at a rate of 8%, payable on October 05, 2013 The Maker of this Note shall have option after the affected date (October 5, 2013), in its sole discretion, to convert all or part of the principal balance and accrued interest on this Note to common stock of the Maker at a 40% discount of the average three lowest trading days in the ten trading days previous to the conversion.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The Note was in default during the year ended December 31, 2013 and $5,000 was charged to interest expenses as penalty.

Convertible debenture October 2013 and December 2013

On October 2, 2013, the Company issued a $35,000 Convertible Promissory Note which bears zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on October 2, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest two day trading price for twenty five trading days immediately preceding the date of conversion.

On December 9, 2013, the Company issued a $20,000 Convertible Promissory Note which bears zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on December 9, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest two day trading price for twenty five trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in October 2013 and December 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $108,910 of the embedded derivative. The fair value of the embedded derivative was determined using the

Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	272%-277	%
Risk free rate:	0.30%-0.31	%

The initial fair value of the embedded debt derivative of $108,910 was allocated as a debt discount up to the proceeds of the note ($55,000) with the remainder ($53,911) charged to current period operations as non-cash interest expense for the year ended December 31, 2013.

The fair value of the described embedded derivative of $112,688 at December 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Table of Contents	37

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Dividend yield:	-0-%
Volatility	292.88%
Risk free rate:	0.32%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating loss of $3,778 for the year ended December 31, 2013.

During the year ended December 31, 2013 and 2012, the Company amortized $4,918 and $-0-, respectively, of beneficial debt discount to the operations as interest expense.

Convertible debenture October 2013

On October 13, 2013, the Company issued a $30,000 Convertible Promissory Note which bears interest at a rate of 6%, due on October 13, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest five prior trading days immediately preceding the date of conversion. Default rate of interest is 24% per annum.

The Company received a net of $26,100 from the convertible note holder, $1,500 was paid towards the legal expenses and $2,400 toward third party fees.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in October 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $57,750 of the embedded derivative. The fair value of the embedded derivative was determined using the

Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	277%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $57,750 was allocated as a debt discount up to the proceeds of the note ($30,000) with the remainder ($27,750) charged to current period operations as non-cash interest expense for the year ended December 31, 2013.

The fair value of the described embedded derivative of $53,437 at December 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	292.88%
Risk free rate:	0.12%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating gain of $4,312 for the year ended December 31, 2013.

Table of Contents	38

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

During the year ended December 31, 2013 and 2012, the Company amortized $6,493 and $-0-, respectively, of beneficial debt discount to the operations as interest expense.

Convertible debenture December 2013

On December 12, 2013, the Company issued a $61,500 Convertible Promissory Note which bears interest at a rate of 8%, due on December 12, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three trading price of ten prior trading days immediately preceding the date of conversion. Default rate of interest is 22% per annum.

The Company received a net of $58,500 from the convertible note holder and $3,000 was paid towards the legal expenses.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in December 2013. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $92,841 of the embedded derivative. The fair value of the embedded derivative was determined using the

Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	272%
Risk free rate:	0.14%

The initial fair value of the embedded debt derivative of $92,841 was allocated as a debt discount up to the proceeds of the note ($61,500) with the remainder ($31,341) charged to current period operations as non-cash interest expense for the year ended December 31, 2013.

The fair value of the described embedded derivative of $115,353 at December 31, 2013 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	292.88%
Risk free rate:	0.13%

At December 31, 2013, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating loss of $22,512 for the year ended December 31, 2013.

During the year ended December 31, 2013 and 2012, the Company amortized $3,201 and $-0-, respectively, of beneficial debt discount to the operations as interest expense.

Convertible debenture December 2013

On December 12, 2013 one of above note holder assigned its Note of $145,000 to another holder, which bears interest at a rate of 8%, payable on December 12, 2014 and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five

Table of Contents	39

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

During the year 2013, the Company issued 527,778 shares of company common stock in exchange of convertible note of $12,500.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $116,483 and was recorded as debt discount. During the year ended December 31, 2013, debt discount of $16,166 was amortized to interest expenses.

Maturities of notes payable are as follows:
Year Ending December 31,	Amount
2014	$513,000
2015	55,000
Total	568,000
Less: Unamortized debt discount	(336,833)
Total	$231,167

Accrued interest on convertible notes payable for the years ended December 31, 2013 and 2012 was $7,387 and $8,300, respectively.

Table of Contents	40

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following

	December 31, 2013	December 31, 2012
Convertible note issued on October 2013, unsecured, interest at 8%, due on demand.	$17,000	$—
Convertible note issued on October 2013, unsecured, interest at 8%, due on demand.	194,254	—
Total convertible notes payable - related parties	211,254	—
Less: current portion	(211,254)	—
Long-term convertible notes payable - related parties	$—	$—

Convertible debenture October 2013

On October 1, 2013 the Company issued a $17,000 Convertible Promissory Note against the accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $15,692 and was recorded as debt discount. During the year ended December 31, 2013, debt discount of $15,692 was amortized.

Convertible debenture October 1, 2013

On October 2013 the Company issued a $194,254 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and

Table of Contents	41

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $179,312 and was recorded as debt discount. During the year ended December 31, 2013, debt discount of $179,312 was amortized.

For the year ended December 31, 2013 and 2012, interest expenses charged on the above two note is $4,843 and $0, respectively. Accrued interest on convertible notes payable – related parties for the years ended December 31, 2013 and 2012 was $4,843and $0, respectively

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	December 31, 2013	December 31, 2012
Note payable to a related individual, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default (2)	$1,087,370	$450,000
Note payable to a related individual, interest at 8%,past due. Note is in default(1)	1,000,000	1,000,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand. (3)	28,500	43,500
Total notes payable - related parties	2,115,870	1,493,500
Less: current portion	(2,115,870)	(1,493,500)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2014		$2,115,870
Total		$2,115,870

Accrued interest on notes payable – related parties for the years ended December 31, 2013 and 2012 was $250,334 and $892,819, respectively. During the year ended December 31, 2013 and 2012, total interest expense to related party was $207,380 and $150,641, respectively.

Table of Contents	42

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of December 31, 2013 and 2012, the Company had accrued interest on the note in the amount of $154,082 and $74,082, respectively.
2)	This note was originally issued for $450,000. During the year ended December 31, 2013, the principle value of $450,000 along with accrued interest of $837,370 was converted to two new notes for $1,087,370 and $200,000. The Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000 from above.
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transferred its loan to a non- related party. During the year 2013 itself the Company issued 1,800,000 shares of the common stock to settle $28,300 of note of non- related party.

NOTE 11 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of December 31, 2013 and 2012 the Company has 200 shares of preferred stock as issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.0001 par value of common stock. As of December 31, 2013 and 2012 the Company had 37,709,552 and 15,216,848 shares of common stock as issued and outstanding.

During the year ended December 31, 2012, the Company issued an aggregate of 7,400,000 shares of common stock for acquisition of AFI (refer to note 3). The fair value of the stock on the dates of issuance was arrived at $3,774,000 and was part of the purchase price consideration.

During the year ended December 31, 2012, the Company issued an aggregate of 490,000 shares of common stock to various contract personnel for services provided. The market value of the stock on the dates of issuance was $1,219,500 and charged to statements of operations.

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

During the year ended December 31, 2013, the Company issued an aggregate of 8,586,102 shares of common stock to various contract personnel for services provided. The market value of the stock on the dates of issuance was $1,538,349 and charged to statements of operations.

Table of Contents	43

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

During the year ended December 31, 2013, the Company issued an aggregate of 11,189,566 shares of common stock for the conversion of debt and accrued interest of $1,380,179 and $24,235 was charged to expenses for excess value of shares issued over the value of converted note.

During the year ended December 31, 2013, the Company issued an aggregate of 700,000 shares of common stock for the conversion of accrued expenses of $70,000.

During the year ended December 31, 2013, the Company sold an aggregate of 2,017,036 shares of common stock for cash in the amount of $142,193.

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2012	—	$—
Granted	2,670,000	0.01
Exercised	—	—
Cancelled	(2,600,000)	(0.01)
Outstanding at December 31, 2012	70,000	$0.01
Granted	300,000	1.65
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2013	370,000	$1.34

Common stock options outstanding and exercisable as of December, 2013 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	4.75	58,333	$0.01
January 2, 2019	1.65	300,000	5.00	143,630	$1.65
Total		370,000		201,963

Table of Contents	44

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

The fair value of the vested portion (determined as described below) of $249,643 and $123,988 was charged to expenses and additional paid in capital during the year ended December 31, 2013 and 2012, respectively.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 13 - RELATED PARTY TRANSACTIONS

From time to time, an officer of the Company and an entity they owns paid for expenses of the Company for which he has not been reimbursed. These unreimbursed expenses are disclosed as due to related parties. The balance due at December 31, 2013 and 2012 was $56,973 and $104,254, respectively. During the year ended December 31, 2013 the Company has charged $159,000 for service rendered by officers. During the year ended December 31, 2013, the Company issued 50,000 shares for service rendered by the officer which was fair valued at market rate for $4,500.

During the year ended December 31, 2012 the Company sold fuel to a previous partner in a joint venture who converted their interest in the joint venture to stock of the Company. During the year ended December 31, 2012, the Company recorded sales to this party in the amount of $1,034,180.

During the year ended December 31, 2013 and 2012, the Company issued 3,539,046 and 1,826,622 shares to a major shareholder and Vice President of Sales of the Company, for services rendered to the Company regarding business in South Africa which was fair valued at market rate for $247,733

Table of Contents	45

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

and $4,566,555, respectively. During the year ended December 31, 2013 and 2012, this shareholder was also paid $162,600 and $67,500, respectively, as salary which has been recorded in the statement of operations. No formal compensation agreement has been memorialized for this shareholder.

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2013:

		Fair Value Measurements at December 31, 2013 using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$558,548	—	—	$558,548

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Table of Contents	46

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2013 and 2012:

Debt Derivative Liability
Balance, December 31, 2011	$—
Initial fair value of debt derivatives at note issuances	182,124
Extinguished derivative liability	—
Mark-to-market at December 31, 2012-Embedded debt derivatives	83,464
Balance, December 31, 2012	$265,589
Initial fair value of debt derivatives at note issuances	860,708
Extinguished derivative liability	(334,082)
Mark-to-market at December 31, 2013-Embedded debt derivatives	(233,667)
Balance, December 31, 2013	$558,548

Net gain for the period included in earnings relating to the liabilities held at December 31, 2013	$233,667

Level 3 Liabilities are comprised of our bifurcated convertible debt features on Companies our convertible notes.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Table of Contents	47

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

Julian Manuel Leyva and Gabriel Leyva.

On June 8, 2012, Julian Manuel Leyva and Gabriel Leyva (collectively, the “Leyvas”) filed a lawsuit in the Seventeenth Judicial Circuit Court, Broward County, Florida, against us, our subsidiary AFI, and various others, alleging various claims in connection with efforts to collect sums allegedly loaned to AFI between September 24, 2009 through February 11, 2011. The Leyvas are seeking damages of $570,000 plus interest in addition to additional damages from other parties to the lawsuit. $610,000 has been accounted as payable under note payable. During the year 2013 the Company issued 2,100,000 shares of common stock for settlement of $610,000.

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

Table of Contents	48

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

Future minimum lease and related payments are as follows:

2014	$46,025
2015	-
2016	-
2017 and after	-

The Company’s main office is located in Fort Lauderdale, Florida. The lease had a term of 12 months, which began on August 1, 2012 and expires on July 31, 2014.  The Company currently pays rent and related costs of approximately $6,575 per month.

There is no lease obligation in its administrative office in Draper, Utah.

NOTE 16 - SUBSEQUENT EVENTS

On January 13, 2014, the Company issued an aggregate of 2,859,067 shares of its common stock to certain consulting personnel for services provided.

On January 14, 2014, the Company converted into 1,660,026 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On January 22, 2014, the Company issued a convertible note. The net proceeds of the Note were used to redeem and retire two 8% convertible notes that were issued to Asher Enterprises, Inc. in the aggregate principal amount of $131,500.

On January 29, 2014, the Company converted into 1,166,667 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On February 10, 2014, the Company converted into 1,237,624 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On February 10, 2014, the Board of Directors of the Company approved an amendment and restatement of the Certificate of Designation to the Company’s Certificate of Incorporation. The Certificate of Designation concerns the rights, preferences, privileges, and restrictions of Series “A” Preferred Stock (the “Preferred Stock”). The amended and restated Certificate of Designation has increased the conversion rights applicable to each share of Preferred Stock from ten million (10,000,000) to twenty million (20,000,000).

On February 10, 2014, in connection with action taken by our board of directors and the holders of a majority in interest of our voting capital stock, we effected a restatement of our Certificate of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 300,000,000.

On February 18, 2014, the Company converted into 1,470,588 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On March 3, 2014, the Company issued 1,000,000 shares of its common stock to a consultant for services provided.

Table of Contents	49

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

On March 4, 2014, the Company converted into 2,083,333 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

Table of Contents	50

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

ITEM 9A.   CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

Table of Contents	51

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

(b)   There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013.

ITEM 9B.   OTHER INFORMATION.

None.

Table of Contents	52

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following one individual:

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

(1) The business address of Mr. McConnell is 510 Shotgun Road, Suite 110, Sunrise, Florida 33325.

Director Independence

We consider our sole member of our board of directors as an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2013, the Board held no in-person meetings during the fiscal year ended December 31, 2013.

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

Table of Contents	53

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

Executive Officers

Robert Catala is our sole executive officer, serving as our Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Mr. Catala’s business background is as follows:

Name and Year First Appointed as Executive Officer	Age	Background Information
Robert Catala (2013)	54	Mr. Catala is the Chief Executive Officer of the Company. Mr. Catala was originally appointed as the Chief Operating Officer of the Company on June 25, 2013. A native of Corpus Christi, Texas, Mr. Catala was raised in Miami Florida and majored in Civil Engineering at the University of Miami. Straight out of college Mr. Catala served as an intelligence officer in the United States Army and completed coursework at the Defense Intelligence College in Washington, D.C. His military career lasted 12 years and gave him the opportunity to serve at various locations throughout the world, to include Germany, Korea and Panama. His service to his country was recognized when he was awarded the Defense Meritorious Service Medal at the completion of his tour of duty in 1992. Mr. Catala settled in Miami, Florida and was immediately hired in the aviation industry, first with several ground handling companies (1992-1997) where he was the Director of Airport Administration then directly with several charter and scheduled airlines (1997-2008), including Rich International Airlines, Air Europa, Star Air, and Falcon Air Express. After 16 years in aviation management, Mr. Catala went to work in the aviation fuel industry from 2008 thru the present. From March 2008 thru March of 2010 Mr. Catala served as VP of Operations at Aviation Fuel International. From April of 2010 thru January of 2012 Mr. Catala worked for Total Air Services as Sales Manager. In February, 2012, Mr. Catala moved on to J&D Oilfield International, a multinational jet fuel supplier based in Venezuela, and served as the Director of International Sales. Mr. Catala was drawn to Fuelstream in October of 2012 and was hired as the VP of Operations before accepting his appointment as the COO in June 2013 and subsequently as CEO in July 2013.

Table of Contents	54

Significant Employees and Consultants

Sean Wagner serves as our Vice President of Sales. Mr. Wagner’s business background information is as follows:

Name and Year First Employed	Age	Background Information
Sean Wagner (2012)	41	In February 1991, at the age of 20, Mr. Wagner started as a mechanic for World Fuel Services Corporation, moving into sales shortly thereafter. During his more than 15 years at World Fuel Services, Mr. Wagner became a senior sales executive, assisting the company in increasing its sales from approximately $211 million in 1990 to over $8.7 billion in 2005. In December 2005, Mr. Wagner left World Fuel Services and, in 2006, he started Aviation Fuel International, Inc. (“AFI”), a small aviation fuel reseller that employed a similar business model as Mr. Wagner operated at World Fuels and utilizing Mr. Wagner’s extensive industry relationships. In April 2011, AFI entered into a joint venture with us to finance the acquisition of tanker trucks to provide aviation fuel. Although we were unable to ultimately acquire the trucks, we operated the joint venture with AFI until it was terminated in January 2012 upon our acquisition of AFI. Mr. Wagner thereupon became our Vice President of Sales.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the fiscal year ended December 31, 2013, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

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

Table of Contents	55

ITEM 11.   EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2013 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2013, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards(1)	All Other Compensation	Total
Robert Catala	2013	$87,512	$40,080	$—	$127,592
Chief Executive Officer	2012	$—	$—	$—	$—
Juan Carlos Ley	2013	$31,950	$41,250	$—	$73,200
former Chief Executive Officer	2012	$16,250	$—	$—	$16,250
Russell Adler(2)	2013	$—	$—	$—	$—
former Chief Executive Officer	2012	$43,600	$—	$—	$43,600

(1)	Based on the closing price per share on the date of award.
(2)	In 2012, Mr. Adler received a grant of options to acquire 2,250,000 shares pursuant to our 2012 Equity Incentive Plan. These options were subsequently canceled in connection with the termination of Mr. Adler’s employment with the Company.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Equity Incentive Plan

On September 7, 2012, our Board of Directors adopted our 2012 Equity Incentive Plan (hereafter, the “Plan”). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to employees, non-employee directors, consultants, and advisors of the Company. We have reserved 6,000,000 shares of common stock for issuance under the Plan. As of December 31, 2013, we have outstanding options to 4 persons under the Plan to acquire 370,000 shares of our common stock. During the year ended December 31, 2012, the Company granted 70,000 stock options to consultant with an exercise price of $0.01 and expiring ten years from issuance. Out of these options 50,000 were immediately vested and 20,000 were vested over the period of three years. During the year ended December 31, 2013, the Company issued 150,000 common stock purchase options to each of their directors at an exercise price of $1.65 per share. Out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date. The options expire after 5 years if unexercised or if terminated earlier

Table of Contents	56

pursuant to the rules of the Plan. There are no other grants or awards currently outstanding under the Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Plan which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 13, 2012.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2013.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of March 17, 2014. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 510 Shotgun Road, Suite 110, Sunrise, Florida 33325. As of March 27, 2014, we had 49,186,857 shares of common stock issued and outstanding and 200 shares of preferred stock issued and outstanding. While each of our shares of common stock holds one vote, each share of our preferred stock holds twenty million (20,000,000) votes. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

	Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
Robert Catala	272,000	—	—	272,000	*
Thomas McConnell, Jr.	250,000	75,000	—	325,000	*
Sean Wagner(3)	12,392,668	—	—	12,392,668	25.20%
John D. Thomas, P.C.(4)	1,460,000	—	—	1,460,000	2.97%
Magna Group, LLC(5)	—	—	26,800,739	26,800,739	36.76%
All current directors and executive officers as a group (2 persons)	522,000	75,000	—	597,000	1.21%

____________________

* Indicates less than one percent.

(1)	The calculation of total beneficial ownership for each person in the table above is based upon the number of shares of common stock beneficially owned by such person, together with any options, warrants, rights, or conversion privileges held by such person that are currently exercisable or exercisable within 60 days of the date of this prospectus.
(2)	Based on 49,186,857 shares of our common stock, par value $0.0001 per share, outstanding as of March 27, 2014. Excludes voting rights applicable to shares of our preferred stock. See footnotes (3) and (4) for a discussion of the percentage of outstanding voting rights beneficially held when taking into account our shares of preferred stock.
Table of Contents	57

(3)	In addition to the shares of common stock shown above, Mr. Wagner also holds 200 shares of our preferred stock which collectively hold 4,000,000,000 votes. Mr. Wagner has granted a proxy to John D. Thomas, P.C. (“JDT”) covering the voting rights of these preferred shares, as well as 12,392,668 shares of common stock held by Mr. Wagner. If the votes of the preferred stock are taken into account, Mr. Wagner would beneficially hold 99.09% of the voting securities of the Company.
(4)	Excludes 200 shares of preferred stock. If the votes of the preferred stock and these shares of common stock are taken into account, JDT would beneficially hold 98.82% of the voting securities of the Company. John D. Thomas, the sole shareholder of JDT, is not an executive officer or director of the Company.
(5)	A Delaware limited liability company owned and controlled by Joshua Sason.

DESCRIPTION OF CAPITAL STOCK

The following description of our capital stock is based on relevant portions of the Delaware General Corporation Law, or the “DGCL,” and on our Certificate of Incorporation (also sometimes referred to as our “charter”) and Bylaws. This summary may not contain all of the information that is important to you, and we refer you to the DGCL and our Certificate of Incorporation and Bylaws for a more detailed description of the provisions summarized below.

Fuelstream was organized as a corporation under the laws of the State of Delaware on July 12, 1996. As of December 31, 2013 our authorized capital stock consists of 150,000,000 shares of common stock, par value $0.0001 per share and 200 shares of preferred stock, par value $0.0001 per share. As of December 31, 2013, there were approximately 303 record holders of our common stock. We have also granted common stock purchase options under our 2012 Equity Incentive Plan as described under “Equity Incentive Plan” below. Other than 370,000 common stock purchase options awarded under our 2012 Equity Incentive Plan, there are no outstanding other options or warrants to purchase our stock.

On February 10, 2014, in connection with action taken by our board of directors and the holders of a majority in interest of our voting capital stock, we effected a restatement of our Certificate of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 300,000,000.

On February 10, 2014, the Board of Directors of the Company approved an amendment and restatement of the Certificate of Designation to the Company’s Certificate of Incorporation. The Certificate of Designation concerns the rights, preferences, privileges, and restrictions of Series “A” Preferred Stock (the “Preferred Stock”). The amended and restated Certificate of Designation has increased the conversion rights applicable to each share of Preferred Stock from ten million (10,000,000) to twenty million (20,000,000).

Our charter provides that our board of directors may not amend our Certificate of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

At March 27, 2014, we had 49,186,857 shares of common stock issued and outstanding and 200 shares of preferred stock issued and outstanding. The number of shares outstanding does not include shares of common stock that we are required to issue in the event of a conversion of the Note.

Table of Contents	58

Title of Class	Amount Authorized	Amount Held by Us or for our Account(1)	Amount Outstanding Exclusive of Amounts Shown Under(1)
Common stock, par value $0.0001 per share	300,000,000	—	49,186,857
Preferred stock, par value $0.0001 per share (2)	200	—	—
	300,000,200	0	49,186,857

____________________

(1)	Calculated as of March 27, 2014.

(2)	Shares of our preferred stock are not convertible into common stock. See “Preferred Stock” below.

Common Stock

Our charter authorizes us to issue up to 300,000,000 shares of common stock. All shares of our common stock have equal rights as to earnings, assets, dividends and voting privileges. If and when we issue shares of common stock to the selling stockholders as a result of conversion of the Note, such shares will be duly authorized, validly issued, fully paid and nonassessable. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefor. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders, including the election of directors.

Preferred Stock

Our charter authorizes us to issue up to 200 shares of preferred stock. All 200 of these preferred shares are issued and outstanding as of March 27, 2014. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries twenty million (20,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Equity Incentive Plan

On September 7, 2012, our board of directors adopted our 2012 Equity Incentive Plan (hereafter, the “Plan”). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to our employees, non-employee directors, consultants, and advisors. We have reserved 6,000,000 shares of common stock for issuance under the Plan. As of December 31, 2013, we have outstanding options to 4 persons under the Plan to acquire 370,000 shares of our common stock. During the year ended December 31, 2012, the Company granted 70,000 stock options to consultant with an exercise price of $0.01 and expiring ten years from issuance. Out of these options 50,000 were immediately vested and 20,000 were vested over the period of three years. During the year ended December 31, 2013, the Company issued 150,000 common stock purchase options to each of their directors at an exercise price of $1.65 per share. Out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

Table of Contents	59

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

Provisions of the DGCL and Our Charter and Bylaws

Our charter and bylaws provide that our board of directors will have the exclusive power to make, alter, amend or repeal any provision of our bylaws.

Table of Contents	60

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

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2013, the Board held no formal meetings during the fiscal year ended December 31, 2013.

The Company does not have Audit or Compensation Committees of the Board of Directors. Because of the lack of financial resources available to the Company, the Company also does not have an “audit committee financial expert” as such term is described in Item 401 of Regulation S-K promulgated by the Securities and Exchange Commission.

Table of Contents	61

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On November 20, 2013, we issued 3,539,046 shares of our common stock to Sean Wagner, a principal shareholder of our Company, for services provided as our Vice President of Sales.

On October 23, 2013, we issued 250,000 shares of our common stock to Thomas McConnell, a member of our board of directors, for his services as a director.

On October 23, 2013, we issued 250,000 shares of our common stock to Robert Catala, our Chief Executive Officer, for services provided by Mr. Catala.

On January 28, 2013, we issued 25,000 shares of common stock to our former Chief Executive Officer. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to two of our directors at an exercise price of $1.65 per share.

On October 16, 2012, we issued 1,826,622 shares of our common stock to Sean Wagner, a principal shareholder of the Company, for services provided as our Vice President of Sales.

On January 18, 2012, in connection with the completion of the acquisition of AFI, we issued 7,400,000 shares of common stock to Sean Wagner, the sole shareholder of AFI.

On December 14, 2011, we issued 500,000 shares of restricted common stock to our former Chief Executive Officer.

On December 14, 2011, John D. Thomas, P.C. (“JDT”), our controlling shareholder and our former Chief Executive Officer, sold 200 shares of our Series A Preferred Stock to Sean Wagner, the sole shareholder of AFI and the recipient of 7,400,000 shares of common stock in connection with the acquisition of AFI. The consideration for the preferred stock consisted of a secured promissory note issued by Mr. Wagner to JDT, and required Mr. Wagner to grant JDT a security interest in the preferred stock as well as the voting rights attached thereto until the note is paid in full. Although the preferred stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of preferred stock carries 20,000,000 votes per share and is entitled to be voted with our common stockholders on all matters upon which common stockholders may vote. As a result of the purchase and sale of the preferred stock, Mr. Wagner holds a controlling beneficial interest in our Company and, once the note to JDT is paid in full, may unilaterally determine the election of our board of directors and other substantive matters requiring approval of our stockholders.

Also on December 14, 2011, we converted approximately $1.15 million in loans, notes, and accrued liabilities owed to John D. Thomas, our former Chief Executive Officer and the controlling shareholder of the Company, into 500,000 shares of restricted common stock.

Table of Contents	62

On April 6, 2010, we issued 200 shares of Series A Preferred Stock to John D. Thomas, P.C., a corporation controlled by John D. Thomas, our former Chief Executive Officer and a former member of the board of directors. Each share of preferred stock carries twenty million (20,000,000) and is able to vote together with holders of our common shares on any matter upon which our common stockholders may vote. As a result of the issuance of the preferred stock, Mr. Thomas is able to unilaterally control the election of our board of directors and approve any other item which would require approval of holders of a majority of our voting shares.

On May 25, 2010, we issued 500,000 shares of our common stock to an entity owned and controlled by our former Chief Executive Officer.

Director Independence

We consider our sole member of our board of directors as an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors. We have not established any board committees. We hope in the future to add at least one more independent director and establish one or more board committees, including an audit committee.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, Morrill & Associates, LLC during the fiscal year 2012. We engaged RBSM LLP on March 19, 2013, as our independent accountant following the dismissal of Morrill & Associates, LLC.

	2013	2012
Audit Fees	$35,000	$14,400
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$35,000	$14,400

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

Table of Contents	63

PART IV

ITEM 15.   EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 10, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 17, 2011).
10.1.	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.2	2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.3	Securities Purchase Agreement between the Registrant and Magna Group, L.L.P., dated January 22, 2014 (including exhibits).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert Catala.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert Catala.

Table of Contents	64

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELSTREAM, INC.

/s/ Robert Catala
Dated: March 31, 2014	By: Robert Catala, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert Catala	Chief Executive Officer	March 31, 2014
Robert Catala

/s/ Thomas McConnell	Director	March 31, 2014
Thomas McConnell

Table of Contents	65