Form 10-K/A
period 2013-12-31
Fuelstream INC
filed 2014-04-10
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of March 27, 2014, we had 49,186,857 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

FUELSTREAM, INC.

/s/ Robert Catala
Dated: April 9, 2014	By: Robert Catala, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Robert Catala	Chief Executive Officer	April 9, 2014
Robert Catala

/s/ Thomas McConnell	Director	April 9, 2014
Thomas McConnell