Form 10-Q
period 2014-03-31
Fuelstream INC
filed 2014-05-20
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 19, 2014, the Company had outstanding 60,598,135 shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2014.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS

Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance	28,000	28,000

Total Current Assets	28,000	28,000

TOTAL ASSETS	$28,000	$28,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$847,265	$826,832
Due to related parties	56,973	56,973
Accrued expenses	913,978	788,771
Convertible debenture/notes payable - short term (net of
discount of $276,664 and $-0-, respectively)	263,045	226,250
Convertible notes payable - related parties	256,254	211,254
Notes payable	1,077,110	1,093,382
Notes payable - related parties	2,115,870	2,115,870
Derivative liability	873,831	558,548

Total Current Liabilities	6,404,326	5,877,880

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$66,966 and $262,006, respectively)	13,034	4,918
Derivative liability	—	—
Total Long Term Liabilities	13,034	4,918

TOTAL LIABILITIES	6,417,360	5,882,798

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 150,000,000
and 50,000,000 shares authorized, 53,927,503 and
37,709,552 shares issued and outstanding, respectively	5,393	3,771
Additional paid-in capital	50,520,346	50,126,878
Accumulated deficit	(56,915,099)	(55,985,447)

Total Stockholders' Deficit	(6,389,360)	(5,854,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,000	$28,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	For the Three Months Ended
	March 31,
	2014	2013
NET SALES	$47,414	$—

COST OF SALES	36,338	—

GROSS MARGIN	11,076	—

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES

Selling, general and administrative	450,133	406,984

Total Selling, General and
Administrative Expenses	450,133	406,984

LOSS FROM OPERATIONS	(439,057)	(406,984)

OTHER INCOME (EXPENSES)

Gain (Loss) on change in fair value of derivative liability	238,380	61,450
Interest expense (including amortization of debt discount
of $380,021, and $45,864, respectively)	(728,975)	(233,727)

Total Other (Expenses)	(490,595)	(172,277)

LOSS BEFORE INCOME TAXES	(929,652)	(579,261)

INCOME TAX EXPENSE	—	—

NET LOSS	$(929,652)	$(579,261)

BASIC AND DILUTED:
Net loss per common share	$(0.02)	$(0.04)

Weighted average shares outstanding	45,309,365	15,251,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(929,652)	$(579,261)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services and finance expenses	163,500	—
Stock based compensation	34,028	228,088
Operating expenses incurred by noteholders on behalf of the Company	71,259	10,000
Non-cash interest expenses	221,664	106,062
Change in fair value of derivative liability	(238,380)	(61,449)
Amortization of debt discounts	380,021	45,864
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	191,610	117,537

Net Cash Used in Operating Activities	(105,950)	(133,159)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	279,950	90,000
Payments on notes payable	(174,000)	—

Net Cash Provided by Financing Activities	105,950	90,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	$—	$(43,159)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	43,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,725	$100
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$553,664	$206,062
Beneficial conversion feature on convertible note credited to additional paid in capital	$54,816	$—
Common stock issued for settlement of notes payable and accrued interest	$142,746	$—
Reclassification from due to related party to convertible note payable - related party	$45,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	6

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Organization and Nature of Operation

Fuelstream, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996 under the name of “Durwood, Inc.”From April 6, 1999 to April 9,2010, the Company operated as a sports marketing firm under the name of “Sportsnuts” Inc. On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

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

March 31, 2014

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

ASC605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements(“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 were $197,528 and $228,088, respectively.

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

March 31, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2013, the Company has an accumulated deficit of $55,985,447 from inception of the Company through December 31, 2013. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of March 31, 2014 was $56,915,099 and the total stockholders’ deficit at March 31, 2014 was $6,389,360 and had working capital deficit (current liabilities minus current assets) of $6,376,326, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock, loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410. On June 25, 2013, the Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of September 30, 2013. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the condensed consolidated balance sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2014 and December 31, 2013 are as follow:

	March 31, 2014	December 31, 2013
Accounts receivable	$698,000	$698,000
	698,000	698,000
Less: allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$28,000	28,000

The Company is involved in disputes with the above accounts receivable and has filed a lawsuit.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $847,265, as of March 31, 2014, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest on accounts payable balance as of March 31, 2014 and December 31, 2013 is $142,548 and $129,028, respectively. Interest expense of $13,520 was charged to expenses during the three months ended March 31, 2014.

Table of Contents	10

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	March 31, 2014	December 31, 2013
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum due on demand.	172,500	172,500
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand(1).	786,300	786,300
Notes payable issued on October 5, 2013 to individual, unsecured, interest at 8%per annum, due on demand.	28,500	28,500
Notes payable issued on October 17, 2013 to a company, unsecured, interest at 16% per annum, due on demand.	5,000	5,000
Notes payable issued on October 4, 2013, January 16, 2014, and January 22, 2014 to a company, unsecured, interest at 8% per annum, due on demand.	14,000	6,000
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	7,500
Notes payable issued on July 1, 2013 to company, unsecured, interest at 8% per annum, due on demand	3,810	28,082
Total notes payable	1,077,110	1,093,382
Less: current portion	(1,077,110)	(1,093,382)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending March 31,		Amount
2015		$1,077,110
Total		$1,077,110

Accrued interest on notes payable as of March 31, 2014 was $399,442 and as of December 31, 2013 was $363,507. Interest expense of $36,027 has been charged to expenses for the three months ended March 31, 2014.

1)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	11

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	March 31, 2014	December 31, 2013
Notes payable issued on March 21, 2012, unsecured, interest included, due on March 21, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $-0- and $12,616, respectively).	$105,000	$92,384
Convertible note issued on March 2013, unsecured, interest at 8%, due on October 05, 2013, in default.	10,000	10,000
Convertible note issued on January 2014, unsecured, interest at 8%, due on November 3, 2014. Unamortized debt discount of $61,496 and $92,011, respectively.	17,004	81,989
Convertible note issued on October 2013, December 2013 and February 2014, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on October 2, 2015, December 9, 2015 and February 20, 2016. Unamortized debt discount of $66,966 and $50,082, respectively.	13,034	4,918
Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014. Unamortized debt discount of $16,110 and $23,507, respectively.	13,890	6,493
Convertible note issued on December 2013 and January 2014, unsecured, interest at 8%, due on December 12, 2014, July 20, 2014 and January 30, 2015. Unamortized debt discount of $187,545 and $58,299, respectively	102,455	3,201
Convertible note issued on December 2013, unsecured, interest at 6%, due on December 12, 2014. Unamortized debt discount of $8,394 and $100,317, respectively.	6,606	32,183
Convertible debenture issued on January 2, 2014, unsecured, interest at 10%, due on June 2, 2014, convertible into common stock at 60% of the bid price on the date of conversion, (less unamortized debt discount of $3,118 and $0, respectively).	8,090	—
Total notes payable	276,079	231,168
Less: current portion	(13,034)	(4,918)
Long-term convertible debenture/notes payable	$263,045	$226,250

Table of Contents	12

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

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

On December 12, 2013, the Note holder assigned $145,000 of its note to another note holder.

Convertible debenture July 2013 August 2013, October 2013 and January 2014

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

On October 23, 2013, the Company issued a $42,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 25,2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid(“Default Interest”) and the note also has prepayment penalty clause.

On January 30, 2014, the Company issued a $78,500 Convertible Promissory Note which bears interest at a rate of 8%, due on November 3, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

The Company received a net of $185,000 from the debenture holder, $6,500 was paid towards the accrued legal expenses and due diligence fees and $36,000 toward legal and professional fees and $25,000 was paid toward accrued professional fees.

Table of Contents	13

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

During the three months ended March 31, 2014, the Company paid $174,000 for July 2013, August 2013 and October 2013 note.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in January 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $130,485 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	268.98%
Risk free rate:	0.08%

The initial fair value of the embedded debt derivative of $130,485 was allocated as a debt discount up to the proceeds of the note ($78,500) with the remainder ($51,985) charged to current period operations as interest expense for the three months ended March 31, 2014.

Convertible debenture December 2013 and January 2014

During the three months ended March 31, 2014, the Company issued two notes of total a $228,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 20, 2014 and January 30, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in January 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $383,457 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	267.19%-268.98%
Risk free rate:	0.07%-0.10%

The initial fair value of the embedded debt derivative of $383,457 was allocated as a debt discount up to the proceeds of the note ($228,500) with the remainder ($154,957) charged to current period operations as interest expense for the three months ended March 31, 2014.

Table of Contents	14

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

Convertible debenture October 2013, December 2013 and February 2014

During the three months ended March 31, 2014, the Company issued notes of total a $25,000 Convertible Promissory Note which bears interest at a rate of 8%, due on February 20, 2016 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in January 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $39,722 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	270.02%
Risk free rate:	0.34%

The initial fair value of the embedded debt derivative of $39,722 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($14,722) charged to current period operations as interest expense for the three months ended March 31, 2014.

Convertible debenture January 2014

During the three months ended March 31, 2014, the Company issued notes of total a $11,209 Convertible Promissory Note which bears interest at a rate of 8%, due on June 2, 2014 and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 40% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $7,473 and was recorded as debt discount.

The fair value of the described embedded derivative for all the convertible note is of $873,831 at March 31, 2014 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	266.94%
Risk free rate:	0.05%-0.41%

At March 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating loss of $238,381 for the three months ended March 31, 2014.

Table of Contents	15

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

During the three months ended March 31, 2014 and 2013 the Company amortized $335,021 and $45,864, respectively, of beneficial debt discount to the operations as interest expense

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following:

	March 31, 2014	December 31, 2013
Convertible note issued on October 2013, unsecured, interest at 8%, due on demand.	$17,000	$17,000
Convertible note issued on October 2013, unsecured, interest at 8%, due on demand.	194,254	194,254
Convertible note issued on January 2014, unsecured, interest at 10%, due on demand.	45,000	—
Total convertible notes payable - related parties	256,254	211,254
Less: current portion	(256,254)	(211,254)
Long-term convertible notes payable - related parties	$—	$—

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

March 31, 2014

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

Convertible debenture January 1, 2014

On January 2014 the Company issued a $45,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $45,000 and was recorded as debt discount. During the three months ended March 31, 2014, debt discount of $45,000 was amortized.

For the three months ended March 31, 2014 and 2013, interest expenses charged on the above three notes is $6,306 and $0, respectively. Accrued interest on convertible notes payable – related parties as of March 31, 2014 and December 31, 2013 was $11,149 and $4,843, respectively

Table of Contents	17

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	March 31, 2014	December 31, 2013
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default. (2)	$1,087,370	$1,087,370

Note payable to a related individual, interest at 8% per annum,past due. Note is in default. (1)	1,000,000	1,000,000

Notes payable to related individuals, unsecured, interest at 10%, due on demand.(3)	28,500	28,500
Total notes payable - related parties	2,115,870	2,115,870
Less: current portion	(2,115,870)	(2,115,870)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending March 31,		Amount
2015		$2,115,870
Total		$2,115,870

Accrued interest on notes payable – related parties for the three months ended March 31, 2014 and year ended December 31, 2013 was $312,857 and $250,334, respectively. During the three months ended March 31, 2014, total interest expense to related party was $63,328.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of March 31, 2014 and December 31, 2013, the Company had accrued interest on the note in the amount of $173,808 and $154,082, respectively.
2)	This note was originally issued for $450,000. During the year ended December 31, 2013, the principle value of $450,000 along with accrued interest of $837,369 was converted to two new notes for $1,087,370 and $200,000. During the year 2013 the Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transfer edits loan to a non- related party. During the year 2013 itself the Company issued 1,800,000 shares of the common stock to settle$28,300 of note of non- related party.
Table of Contents	18

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2014 and December 31, 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended March 31, 2014 and December 31, 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2014 on a recurring basis:

Assets and liabilities at fair value on a recurring basis at March 31, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$873,831	$873,831
Total	—	—	$873,831	$873,831

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2014:

Derivative Liability
Balance, December 31, 2013	$558,548
Initial fair value of debt derivatives at note issuances	553,663

-Embedded debt derivatives	(238,380)
Balance, March 31, 2014	$873,831

Net gain for the period included in earnings relating to the liabilities held at March 31, 2014	$238,380

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

Table of Contents	19

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of March 31, 2014 and December 31, 2013 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 150,000,000 shares of $0.0001 par value of common stock. As of March 31, 2014 and December 31, 2013 the Company had 53,927,503 and 37,709,552 shares of common stock as issued and outstanding.

During the quarter ended March 31, 2014, the Company issued an aggregate of 13,167,951 shares of common stock for the conversion of debt and accrued interest of $142,746.

During the quarter ended March 31, 2014, the Company issued an aggregate of 3,050,000 shares of common stock to consultants of the Company. The shares were valued at market price on the date of issuance which was $163,500.

NOTE 13 - OPTIONS AND WARRANTS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2014	370,000	$0.01
Granted	—	1.65
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2014	370,000	$1.34

Table of Contents	20

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2014

Common stock options outstanding and exercisable as of March 31, 2014 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	4.5	59,977	$0.01
January 2, 2019	1.65	300,000	4.75	162,123	1.65
Total		370,000		222,100

During the year ended December 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $34,028 was charged to expenses and additional paid in capital during the three months ended March 31, 2014.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company issued 6,670,632 shares of common stock as part of a settlement agreement with debt holders of the Company.

Table of Contents	21

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

Table of Contents	22

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2014 and 2013.

Revenues. The Company generated net revenues of $47,414 during the three months ended March 31, 2014 as compared to $-0- for the three months ended March 31, 2013. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Our cost of sales for the three months ended March 31, 2014 was $36,338 as compared to $-0- three months ended March 31, 2013. Our cost of sales consisted principally of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The increase is a direct correlation to the increase in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014 were $450,133 compared to $406,984 during the first quarter of 2013. The increase is mainly the result of increased activity in the business and compensation paid during the first quarter of 2014. The Company expects that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $490,595 for the three months ended March 31, 2014 compared to $172,277 during the first quarter of 2013. Other expenses incurred were comprised primarily of interest expenses related to notes payable including amortization of debt discount and setoff with gain on change in derivative liability. During the three months ended March 31, 2014 and 2013, interest expense was $728,975 and $233,727, respectively. Included in interest expense was the amortization of debt discount of $380,021 and $45,864 for the three months ended March 31, 2014 and 2013, respectively. The gain on change in derivative liability was $238,380 and $61,450 for the three months ended March 31, 2014 and 2013, respectively.

Net Loss. The Company had a net loss of $929,652 for the three months ended March 31, 2014 compared to $579,261 during the first quarter of 2013. The increase in net loss was mainly due to increase in interest expenses.

Liquidity and Capital Resources

As of March 31, 2014, our primary source of liquidity consisted of $-0- in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Table of Contents	23

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2014 of $6,389,360 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

As of March 31, 2014, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	24

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

Table of Contents	25

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	26

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(1)
10.1	Form of Indemnification Agreement (2)
10.2	2012 Equity Incentive Plan (2)
31	Certification by Chief Executive Officer, John D. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, John D. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: May 20, 2014	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer

Table of Contents	28