Form 10-Q/A
period 2014-03-31
Fuelstream INC
filed 2014-05-23
CIK 1024920

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

FUELSTREAM, INC.
Date: May 23, 2014	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer