Form 10-Q/A
period 2014-03-31
Fuelstream INC
filed 2014-06-25
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q/A

(Amendment No. 2)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of May 19, 2014, the Company had outstanding 137,440,320 shares of common stock, par value $0.0001 per share.

2

Explanatory Note

The purpose of this Amendment No. 2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely to correct the number of stated outstanding shares of common stock in the “Applicable Only to Corporate Issuers” section on page 2.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: June 25, 2014	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer

4