Form 10-Q
period 2014-06-30
Fuelstream INC
filed 2014-08-19
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 19, 2014, the Company had outstanding 643,248,020 shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2014.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$15,781	$—
Accounts receivable, net of allowance	31,062	28,000

Total Current Assets	46,843	28,000

TOTAL ASSETS	$46,843	$28,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$858,377	$826,832
Due to related parties	54,037	56,973
Accrued expenses	945,103	788,771
Convertible debenture/notes payable - short term (net of
discount of $223,701 and $286,751, respectively)	451,143	226,250
Convertible notes payable - related parties	299,828	211,254
Notes payable	1,034,610	1,093,382
Notes payable - related parties	2,109,473	2,115,870
Derivative liability	459,711	558,548

Total Current Liabilities	6,212,282	5,877,880

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$-0- and $50,082, respectively)	—	4,918

Total Long Term Liabilities	—	4,918

TOTAL LIABILITIES	6,212,282	5,882,798

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000
and 150,000,000 shares authorized, 275,797,325 and
37,709,552 shares issued and outstanding, respectively	27,580	3,771
Additional paid-in capital	51,612,990	50,126,878
Accumulated deficit	(57,806,009)	(55,985,447)

Total Stockholders' Deficit	(6,165,439)	(5,854,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$46,843	$28,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

NET SALES	$210,174	$—	$257,588	$—

COST OF SALES	184,557	—	220,895	—

GROSS MARGIN	25,617	—	36,693	—

OPERATING EXPENSES

Selling, general and administrative	439,789	511,864	889,922	918,848

Total Operating Expenses	439,789	511,864	889,922	918,848

LOSS FROM OPERATIONS	(414,172)	(511,864)	(853,229)	(918,848)

OTHER INCOME (EXPENSES)

Gain on conversion of debt	64,614	—	64,614	—
Gain on change in fair value of derivative liability	290,743	76,119	529,123	137,569
Interest expense (including amortization of debt discount
of $544,564, $49,698, $924,585 and $95,563, respectively)	(832,095)	(163,727)	(1,561,070)	(397,454)

Total Other (Expenses)	(476,738)	(87,608)	(967,333)	(259,885)

LOSS BEFORE INCOME TAXES	(890,910)	(599,472)	(1,820,562)	(1,178,733)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(890,910)	$(599,472)	$(1,820,562)	$(1,178,733)

BASIC AND DILUTED:
Net loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.08)

Weighted average shares outstanding	70,400,143	15,350,535	92,929,662	15,301,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,820,562)	$(1,178,733)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on conversion of debt	(64,614)	—
Common stock issued for services	175,450	—
Stock based compensation	68,434	567,294
Operating expenses incurred by noteholders on behalf of the Company	267,511	10,000
Non-cash interest expenses	295,912	106,063
Change in fair value of derivative liability	(529,123)	(137,570)
Amortization of debt discounts	924,585	95,563
Changes in operating assets and liabilities:
Accounts receivable	(3,062)	152,000
Accounts payable and accrued expenses	514,736	209,251
Due to related parties	(2,936)	42,973

Net Cash Used in Operating Activities	(173,669)	(133,159)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	363,450	90,000
Payments on notes payable	(174,000)	—

Net Cash Provided by Financing Activities	189,450	90,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$15,781	$(43,159)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	43,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,781	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$1,725	$107
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$711,413	$206,062
Beneficial conversion feature on convertible note credited to additional paid in capital	$394,452	$—
Common stock issued for settlement of notes payable and accrued interest	$108,000	$—
Accrued interest converted to notes payable	$130,603	$—
Extinguished derivative liability on conversion of convertible note payable	$281,127	$—
Common stock issued for the conversion of debt and accrued interest	$871,585	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	6

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Organization and Nature of Operation

Fuelstream, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996 under the name of “Durwood, Inc.” From April 6, 1999 to April 9, 2010, the Company operated as a sports marketing firm under the name of “Sportsnuts, Inc.” On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

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

June 30, 2014

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the six months ended June 30, 2014 and 2013 were $68,434 and $567,294, respectively.

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

June 30, 2014

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of “Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of

Table of Contents	9

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS (Continued)

redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recently adopted accounting pronouncements

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

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2013, the Company has an accumulated deficit of $55,985,447 from inception of the Company through December 31, 2013. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of June 30, 2014 was $57,806,009 and the total stockholders’ deficit at June 30, 2014 was $6,165,439 and had working capital deficit (current liabilities minus current assets) of $6,165,439, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of these uncertainties.

Table of Contents	10

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock, loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410 on June 25, 2013. The Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of June 30, 2014. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the condensed consolidated balance sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2014 and December 31, 2013 are as follow:

	June 30, 2014	December 31, 2013
Accounts receivable	$701,062	$698,000
	701,062	698,000
Less: allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$31,062	28,000

The Company is involved in disputes with $698,000 of the above accounts receivable and has filed a lawsuit.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $858,377, as of June 30, 2014, includes two parties who are seeking motion for entry for final garnishment judgment. The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $211,471 of the second accounts payable. Accrued interest on accounts payable balance as of June 30, 2014 and December 31, 2013 is $156,068 and $129,028, respectively. Interest expense of $27,040 was charged to expenses during the six months ended June 30, 2014.

Table of Contents	11

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	June 30, 2014	December 31, 2013
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum due on demand.	172,500	172,500
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand(1)	786,300	786,300
Notes payable issued on October 5, 2013 to individual, unsecured, interest at 8%per annum, due on demand.	—	28,500
Notes payable issued on October 17, 2013 to a company, unsecured, interest at 16% per annum, due on demand.	—	5,000
Notes payable issued on October 4, 2013, January 16, 2014, and January 22, 2014 to a company, unsecured, interest at 8% per annum, due on demand.	8,000	6,000
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	7,500
Notes payable issued on July 1, 2013 to company, unsecured, interest at 8% per annum, due on demand	810	28,082
Total notes payable	1,034,610	1,093,382
Less: current portion	(1,034,610)	(1,093,382)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending June 30,		Amount
2015		$1,034,610
Total		$1,034,610

Accrued interest on notes payable as of June 30, 2014 was $431,908 and as of December 31, 2013 was $363,507. Interest expense of $71,149 has been charged to expenses for the six months ended June 30, 2014.

1)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	12

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	June 30, 2014	December 31, 2013
Notes payable issued on March 21, 2012, unsecured, interest included, due on March 21, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $-0- and $12,616, respectively)	$—	$92,384
Convertible note issued on March 2013, unsecured, interest at 8%, due on October 05, 2013, in default.	10,000	10,000
Convertible note issued on January 2014, unsecured, interest at 8%, due on November 3, 2014. Unamortized debt discount of $16,375 and $92,011, respectively	19,575	81,989
Convertible note issued on October 2013, December 2013 and February 2014, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on October 2, 2015 December 9, 2015 and February 20, 2016. Unamortized debt discount of $25,977 and $50,082, respectively	6,543	4,918
Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014. Unamortized debt discount of $4,854 and $23,507, respectively	5,059	6,493
Convertible note issued on December 2013 and January 2014, unsecured, interest at 8%, due on December 12, 2014, July 20, 2014 and January 30, 2015. Unamortized debt discount of $60,793 and $58,299, respectively	229,207	3,201
Convertible note issued on December 2013, unsecured, interest at 6%, due on December 12, 2014. Unamortized debt discount of $8,799 and $100,317, respectively	11,701	32,183
Convertible note issued on January 2, 2014, unsecured, interest at 10%, due on June 2, 2014, convertible into common stock at 60% of the bid price on the date of conversion, (less unamortized debt discount of $-0- and $-0-, respectively)	11,209	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on April 10, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	6,669	—
Convertible note issued on April 4, 2014, unsecured, interest at 10%, due on May 4, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	2,679	—

Table of Contents	13

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

Convertible note issued on March 31, 2014, unsecured, interest at 8%, due on January 2, 2015. Unamortized debt discount of $58,782 and $-0-, respectively.	24,718	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on September 1, 2014. Unamortized debt discount of $29,977 and $-0-, respectively.	63,023	—
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on June 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $15,676 and $-0-, respectively.	9,325	—
Convertible note issued on May 16, 2014, unsecured, interest at 8%, due on November 16, 2014. Unamortized debt discount of $1,051 and $-0-, respectively.	923	—
Convertible note issued on June 30, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $1,417 and $-0-, respectively.	512	—
Total notes payable	451,143	231,168
Less: current portion	(451,143)	(226,250)
Long-term convertible debenture/notes payable	$—	$4,918

Table of Contents	14

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

During the six months ended June 30, 2014, the Company paid $174,000 for July 2013, August 2013 and October 2013 note.

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

The initial fair value of the embedded debt derivative of $130,485 was allocated as a debt discount up to the proceeds of the note ($78,500) with the remainder ($51,985) charged to current period operations as interest expense for the six months ended June 30, 2014.

Convertible debenture December 2013 and January 2014

During the six months ended June 30, 2014, the Company issued two notes of total a $228,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 20, 2014 and January 30, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

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

The initial fair value of the embedded debt derivative of $383,457 was allocated as a debt discount up to the proceeds of the note ($228,500) with the remainder ($154,957) charged to current period operations as interest expense for the six months ended June 30, 2014.

Table of Contents	16

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

Convertible debenture October 2013, December 2013 and February 2014

During the six months ended June 30, 2014, the Company issued notes of total a $25,000 Convertible Promissory Note which bears interest at a rate of 8%, due on February 20, 2016 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

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

The initial fair value of the embedded debt derivative of $39,722 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($14,722) charged to current period operations as interest expense for the six months ended June 30, 2014.

Convertible debenture January 2014

During the six months ended June 30, 2014, the Company issued notes of total a $11,209 Convertible Promissory Note which bears interest at a rate of 8%, due on June 2, 2014 and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 40% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated.

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

The fair value of the described embedded derivative for all the convertible note is of $873,831 at June 30, 2014 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	266.94%
Risk free rate:	0.05%-0.41%

Table of Contents	17

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

At June 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in non-cash, non-operating loss of $238,381for the six months ended June 30, 2014.

During the six months ended June 30, 2014 and 2013 the Company amortized $335,021 and $45,864, respectively,of beneficial debt discount to the operations as interest expense

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following:

	June 30, 2014	December 31, 2013
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	$12,000	$17,000
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	138,326	194,254
Convertible note issued in January 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on April 3, 2014, unsecured, interest at 10%, due on demand.	14,000	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on May 21, 2014, unsecured, interest at 10%, due on demand.	4,000	—
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000.	41,502	—
Total convertible notes payable - related parties	299,828	211,254
Less: current portion	(299,828)	(211,254)
Long-term convertible notes payable - related parties	$—	$—

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

Table of Contents	18

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (Continued)

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

Table of Contents	19

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (Continued)

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $45,000 and was recorded as debt discount. During the six months ended June 30, 2014, debt discount of $45,000 was amortized.

For the six months ended June 30, 2014 and 2013, interest expenses charged on the above three notes is $6,306 and $0, respectively. Accrued interest on convertible notes payable – related parties as of June 30, 2014 and December 31, 2013 was $11,149 and $4,843, respectively

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	June 30, 2014	December 31, 2013
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default. (2)	$1,080,973	$1,087,370

Note payable to a related individual, interest at 8% per annum,past due. Note is in default. (1)	1,000,000	1,000,000

Notes payable to related individuals, unsecured, interest at 10%,due on demand. (3)	28,500	28,500
Total notes payable - related parties	2,109,473	2,115,870
Less: current portion	(2,109,473)	(2,115,870)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending June 30,		Amount
2015		$2,109,473
Total		$2,109,473

Accrued interest on notes payable – related parties as of June 30, 2014 and December 31, 2013 was $250,099 and $250,334, respectively. During the six months ended June 30, 2014, total interest expense to related party was $131,173.

Table of Contents	20

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of June 30, 2014 and December 31, 2013, the Company had accrued interest on the note in the amount of $193,753 and $154,082, respectively.
2)	This note was originally issued for $450,000. During the year ended December 31, 2013, the principle value of $450,000 along with accrued interest of $837,369 was converted to two new notes for $1,087,370 and $200,000. During the year 2013 the Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transfer edits loan to a non- related party. During the year 2013 itself the Company issued 1,800,000 shares of the common stock to settle$28,300 of note of non- related party.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2014 and December 31, 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended June 30, 2014 and December 31, 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 on a recurring basis:

Assets and liabilities at fair value on a recurring basis at June 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$459,711	$459,711
Total	—	—	$459,711	$459,711

Table of Contents	21

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2014:

Derivative Liability
Balance, December 31, 2013	$558,548
Initial fair value of debt derivatives at note issuances	711,413
Derivative Liability on conversion of notes	(281,127)
-Embedded debt derivatives	(529,123)
Balance, June 30, 2014	$459,711

Net gain for the period included in earnings relating to the liabilities held at June 30, 2014	$529,123

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of June 30, 2014 and December 31, 2013 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 300,000,000 shares of $0.0001 par value of common stock. As of June 30, 2014 and December 31, 2013 the Company had 275,797,325 and 37,709,552 shares of common stock as issued and outstanding.

During the six months ended June 30, 2014, the Company issued an aggregate of 232,037,773 shares of common stock for the conversion of debt and accrued interest of $871,585.

During the six months ended June 30, 2014, the Company issued an aggregate of 6,050,000 shares of common stock to consultants of the Company. The shares were valued at market price on the date of issuance which was $175,450.

NOTE 13 - OPTIONS

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

Table of Contents	22

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2014

NOTE 13 - OPTIONS (Continued)

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2014	370,000	$1.34
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2014	370,000	$1.34

Common stock options outstanding and exercisable as of June 30, 2014 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	4.25	61,639	$0.01
January 2, 2019	1.65	300,000	4.50	180,821	1.65
Total		370,000		242,460

During the year ended December 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $68,434 was charged to expenses and additional paid in capital during the six months ended June 30, 2014.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company issued 367,450,695 shares of common stock as part of settlement agreements with debt holders of the Company.

Table of Contents	23

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Table of Contents	24

Our ability to generate revenues during the year 2014 and beyond depends substantially upon the Company’s resources available in order to develop and grow the business of AFI as a supplier of fuel and logistics. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the six month periods ended June 30, 2014 and 2013.

Revenues. The Company generated net revenues of $210,174 during the three months ended June 30, 2014 as compared to $-0- for the three months ended June 30, 2013. For the six months ended June 30, 3014, the Company generated net revenues of $257,588 as compared to $-0- for the six months ended June 30, 2013. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Our cost of sales for the three months ended June 30, 2014 was $184,557 as compared to $-0- for the three months ended June 30, 2013. For the six months ended June 30, 2014, our cost of sales was $220,895 as compared to $-0- for the six months ended June 30, 2013. Our cost of sales consisted principally of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The increase is a direct correlation to the increase in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2014 were $439,789 compared to $511,864 during the three months ended June 30, 2013. During the six months ended June 30, 2014, selling, general and administrative expenses were $889,922 compared to $918,848 during the six months ended June 30, 2013. The decrease is mainly the result of a decrease in the issuance of shares for compensation. The Company expects that salaries and consulting expenses, that are cash- instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $476,738 for the three months ended June 30, 2014 compared to $87,608 during the three months ended June 30, 2013. For the six months ended June 30, 2014, the Company had net other expenses of $967,333 compared to $259,885 during the six months ended June 30, 2013. Other expenses incurred were comprised primarily of interest expenses related to notes payable including amortization of debt discount and setoff with gain on change in derivative liability and a gain on the conversion of debt. During the six months ended June 30, 2014 and 2013, interest expense was $1,561,070 and $397,454, respectively. Included in interest expense was the amortization of debt discount of $924,585 and $95,563 for the six months ended June 30, 2014 and 2013, respectively. The gain on change in derivative liability was $529,123 and $137,569 for the six months ended June 30, 2014 and 2013, respectively. The gain on the conversion of debt was $64,614 and $-0- for the six months ended June 30, 2014 and 2013, respectively.

Table of Contents	25

Net Loss. The Company had a net loss of $890,910 for the three months ended June 30, 2014 compared to $599,472 during the three months ended June 30, 2013. The Company had a net loss of $1,820,562 for the six months ended June 30, 2014 compared to $1,178,733 during the six months ended June 30, 2013. The increase in net loss was mainly due to the increase in interest expenses.

Liquidity and Capital Resources

As of June 30, 2014, our primary source of liquidity consisted of $15,781 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2014 of $6,165,439 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 4 to our audited consolidated financial statements for 2013 appearing in our Annual Report on Form 10-K for the year ended December 31, 2013.

Table of Contents	26

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our unaudited condensed consolidated financial statements upon adoption.

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

As of June 30, 2014, the end of our second quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	27

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

Table of Contents	28

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	29

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(1)
10.1	Form of Indemnification Agreement (2)
10.2	2012 Equity Incentive Plan (2)
31	Certification by Chief Executive Officer, Thomas McConnell, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, Thomas McConnell, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: August 19, 2014	BY: /s/ Thomas McConnell__________________
Thomas McConnell
Chief Executive Officer

Table of Contents	31