Form 10-Q
period 2014-09-30
Fuelstream INC
filed 2014-11-19
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 7, 2014, the Company had outstanding 1,936,589,391 shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2014.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	September 30,	December 31,
	2014	2013
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$60,049	$—
Accounts receivable, net of allowance	68,825	28,000

Total Current Assets	128,874	28,000

TOTAL ASSETS	$128,874	$28,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$899,287	$826,832
Due to related parties	58,037	56,973
Accrued expenses	1,318,492	788,771
Convertible debenture/notes payable - short term (net of
discount of $77,122 and $286,751, respectively)	417,575	226,250
Convertible notes payable - related parties	236,622	211,254
Notes payable	1,034,610	1,093,382
Notes payable - related parties	2,137,041	2,115,870
Derivative liability	448,019	558,548

Total Current Liabilities	6,549,683	5,877,880

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$-0- and $50,082, respectively)	—	4,918

Total Long Term Liabilities	—	4,918

TOTAL LIABILITIES	6,549,683	5,882,798

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,500,000,000
and 150,000,000 shares authorized, 1,413,672,725 and
37,709,552 shares issued and outstanding, respectively	141,367	3,771
Additional paid-in capital	52,362,644	50,126,878
Accumulated deficit	(58,924,820)	(55,985,447)

Total Stockholders' Deficit	(6,420,809)	(5,854,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$128,874	$28,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

NET SALES	$382,073	$30,000	$639,661	$30,000

COST OF SALES	313,476	26,895	534,371	26,895

GROSS MARGIN	68,597	3,105	105,290	3,105

OPERATING EXPENSES

Selling, general and administrative	448,022	444,265	1,337,944	1,363,113

Total Operating Expenses	448,022	444,265	1,337,944	1,363,113

LOSS FROM OPERATIONS	(379,425)	(441,160)	(1,232,654)	(1,360,008)

OTHER INCOME (EXPENSES)

Gain on conversion of debt	47,843	—	112,457	—
(Loss) Gain on change in fair value of derivative liability	(319,205)	70,531	209,918	208,100
Interest expense (including amortization of debt discount
of $251,768, $233,153, $1,176,353 and $328,716, respectively)	(468,024)	(618,486)	(2,029,094)	(1,015,940)

Total Other (Expenses)	(739,386)	(547,955)	(1,706,719)	(807,840)

LOSS BEFORE INCOME TAXES	(1,118,811)	(989,115)	(2,939,373)	(2,167,848)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(1,118,811)	$(989,115)	$(2,939,373)	$(2,167,848)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.04)	$(0.01)	$(0.12)

Weighted average shares outstanding	529,896,732	22,273,334	301,807,307	17,650,764

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,939,373)	$(2,167,848)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on conversion of debt	(112,457)	—
Common stock issued for services	175,450	—
Stock based compensation	103,218	654,410
Operating expenses incurred by noteholders on behalf of the Company	270,969	34,272
Non-cash interest expenses	336,171	333,437
Change in fair value of derivative liability	(209,918)	(208,100)
Amortization of debt discounts	1,176,353	328,716
Changes in operating assets and liabilities:
Accounts receivable	(40,825)	152,000
Accounts payable and accrued expenses	982,949	515,788
Due to related parties	1,064	59,973

Net Cash Used in Operating Activities	(256,399)	(297,352)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	—	142,193
Net proceeds from notes payable	421,948	112,000
Net proceeds from notes payable - related parties	26,000	—
Payments on notes payable	(131,500)	—

Net Cash Provided by Financing Activities	316,448	254,193

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$60,049	$(43,159)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	43,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,049	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$601	$118
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$803,378	$540,701
Beneficial conversion feature on convertible note credited to additional paid in capital	$435,156	$—
Common stock issued for settlement of notes payable and accrued interest	$142,745	$1,336,080
Reclassification from accrued interest to note payable - related party	$—	$837,370
Reclassification of note from related party to non-related party	$—	$200,000
Accrued expenses paid by convertible noteholder	$—	$31,500
Common stock issued for the conversion of debt and accrued interest	$1,306,009	$73,296
Common stock issued for the conversion of debt and accrued interest related party	$210,784	$—
Accrued interest converted to notes payable	$131,659	$—
Accounts payable converted to notes payable related party	$158,000	$—
Extinguished derivative liability on conversion of convertible note payable	$703,989	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	6

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

September 30, 2014

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013 were $103,218 and $ 214,859, respectively.

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

September 30, 2014

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2014, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

September 30, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2013, the Company has an accumulated deficit of $55,985,447 from inception of the Company through December 31, 2013. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of September 30, 2014 was $58,924,820 and the total stockholders’ deficit at September 30, 2014 was $6,420,809 and had working capital deficit (current liabilities minus current assets) of $6,420,809, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock, loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410 on June 25, 2013. The Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of September 30, 2014. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the condensed consolidated balance sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2014 and December 31, 2013 are as follow:

	September 30, 2014	December 31, 2013
Accounts receivable	$738,826	$698,000
	738,826	698,000
Less: allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$68,826	28,000

The Company is involved in disputes with $698,000 of the above accounts receivable and has filed a lawsuit.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $899,287, as of September 30, 2014, includes two parties who are seeking motion for entry for final garnishment judgment. The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $192,061 (principal amount) of the second accounts payable. Accrued interest on accounts payable balance as of September 30, 2014 and December 31, 2013 is $169,588 and $129,028, respectively. Interest expense of $40,560 was charged to expenses during the nine months ended September 30, 2014.

Table of Contents	11

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	September 30, 2014	December 31, 2013
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum due on demand.	172,500	172,500
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand(1)	786,300	786,300
Notes payable issued on October 5, 2013 to individual, unsecured, interest at 8%per annum, due on demand.	—	28,500
Notes payable issued on October 17, 2013 to a company, unsecured, interest at 16% per annum, due on demand.	—	5,000
Notes payable issued on October 4, 2013, January 16, 2014, and January 22, 2014 to a company, unsecured, interest at 8% per annum, due on demand.	8,000	6,000
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	7,500
Notes payable issued on July 1, 2013 to company, unsecured, interest at 8% per annum, due on demand	810	28,082
Total notes payable	1,034,610	1,093,382
Less: current portion	(1,034,610)	(1,093,382)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending September 30,		Amount
2015		$1,034,610
Total		$1,034,610

Accrued interest on notes payable as of September 30, 2014 was $467,636 and as of December 31, 2013 was $363,507. Interest expense of $106,017 has been charged to expenses for the nine months ended September 30, 2014.

1)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	12

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	September 30, 2014	December 31, 2013
Notes payable issued on March 21, 2012, unsecured, interest included, due on March 21, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $-0- and $12,616, respectively)	$—	$92,384
Convertible note issued on March 2013, unsecured, interest at 8%, due on October 05, 2013, in default.	—	10,000
Convertible note issued on January 2014, unsecured, interest at 8%, due on November 3, 2014 (in default). Unamortized debt discount of $16,375 and $92,011, respectively	—	81,989
Convertible note issued on October 2013, December 2013 and February 2014, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on October 2, 2015 December 9, 2015 and February 20, 2016. Unamortized debt discount of $4,995 and $50,082, respectively	2,185	4,918
Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014 (in default). Unamortized debt discount of $601 and $23,507, respectively	9,311	6,493
Convertible note issued on December 2013 and January 2014, unsecured, interest at 8%, due on December 12, 2014, July 20, 2014 (in default) and January 30, 2015. Unamortized debt discount of $-0- and $58,299, respectively	136,700	3,201
Convertible note issued on December 2013, unsecured, interest at 6%, due on December 12, 2014. Unamortized debt discount of $-0- and $100,317, respectively	—	32,183
Convertible note issued on January 2, 2014, unsecured, interest at 10%, due on June 2, 2014 (in default), convertible into common stock at 60% of the bid price on the date of conversion, (less unamortized debt discount of $-0- and $-0-, respectively)	11,209	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on April 10, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	6,669	—
Convertible note issued on April 4, 2014, unsecured, interest at 10%, due on May 4, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	2,679	—
Convertible note issued on March 31, 2014, unsecured, interest at 8%, due on January 2, 2015. Unamortized debt discount of $31,049 and $-0-, respectively.	52,451	—

Table of Contents	13

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on September 1, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	93,000	—
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on June 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $6,250 and $-0-, respectively.	18,750	—
Convertible note issued on May 16, 2014, unsecured, interest at 8%, due on November 16, 2014 (in default). Unamortized debt discount of $355 and $-0-, respectively.	1,620	—
Convertible note issued on June 30, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $705 and $-0-, respectively.	1,224	—
Convertible note issued on July 9, 2014, unsecured, interest at 10%, due on February 9, 2015. Unamortized debt discount of $1,851 and $-0-, respectively.	2,706	—
Convertible note issued on August 29, 2014, unsecured, interest at 12%, due on November 1, 2014 (in default). Unamortized debt discount of $3,500 and $-0-, respectively.	3,500	—
Convertible note issued on September 2, 2014, unsecured, interest at 12%, due on November 1, 2014 (in default). Unamortized debt discount of $11,921 and $-0-, respectively.	10,431	—
Convertible note issued on September 2, 2014, unsecured, interest at 12%, due on November 1, 2014 (in default). Unamortized debt discount of $15,544 and $-0-, respectively.	13,601	—
Convertible note issued on September 8, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $351 and $-0-, respectively.	1,539	—

Total notes payable	417,575	231,168
Less: current portion	(417,575)	(4,918)
Long-term convertible debenture/notes payable	$—	$226,250

Table of Contents	14

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

During the nine months ended September 30, 2014, the Company paid $131,500 for July 2013, August 2013 and October 2013 note. In addition, the Company paid $42,500 as a prepayment penalty which has been recorded as interest expense.

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

The initial fair value of the embedded debt derivative of $130,485 was allocated as a debt discount up to the proceeds of the note ($78,500) with the remainder ($51,985) charged to current period operations as interest expense for the nine months ended September 30, 2014.

Convertible debenture December 2013 and January 2014

During the nine months ended September 30, 2014, the Company issued two notes of total a $228,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 20, 2014 and January 30, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

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

The initial fair value of the embedded debt derivative of $383,457 was allocated as a debt discount up to the proceeds of the note ($228,500) with the remainder ($154,957) charged to current period operations as interest expense for the nine months ended September 30, 2014.

Table of Contents	16

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

Convertible debenture October 2013, December 2013 and February 2014

During the nine months ended September 30, 2014, the Company issued notes of total a $25,000 Convertible Promissory Note which bears interest at a rate of 8%, due on February 20, 2016 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

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

The initial fair value of the embedded debt derivative of $39,722 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($14,722) charged to current period operations as interest expense for the nine months ended September 30, 2014.

Convertible debenture January 2014

During the nine months ended September 30, 2014, the Company issued notes of total a $11,209 Convertible Promissory Note which bears interest at a rate of 8%, due on June 2, 2014 and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 40% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated.

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

The fair value of the described embedded derivative for all the convertible note is of $459,711 at September 30, 2014 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	266.94%
Risk free rate:	0.05%-0.41%

Table of Contents	17

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE (Continued)

Convertible debenture August 2014 and September 2014

During the nine months ended September 30, 2014, the Company issued notes of total a $60,388 Convertible Promissory Note which bears interest at a rate of 12%, due on November 1, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in August and September 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $100,646 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	304.14%-309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $100,646 was allocated as a debt discount up to the proceeds of the note ($60,388) with the remainder ($40,258) charged to current period operations as interest expense for the nine months ended September 30, 2014.

At September 30, 2014, the Company adjusted the recorded fair value of the derivative liability to market on all notes resulting in non-cash, non-operating loss of $238,381 for the nine months ended September 30, 2014.

During the nine months ended September 30, 2014 and 2013 the Company amortized $335,021 and $45,864, respectively,of beneficial debt discount to the operations as interest expense

Table of Contents	18

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following

	September 30, 2014	December 31, 2013
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	$1,710	$17,000
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	51,370	194,254
Convertible note issued in January 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on April 3, 2014, unsecured, interest at 10%, due on demand.	14,000	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on May 21, 2014, unsecured, interest at 10%, due on demand.	4,000	—
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000.	30,542	—
Convertible note issued on July 1, 2014, unsecured, interest at 10%, due on demand.	45,000	—
Total convertible notes payable - related parties	236,622	211,254
Less: current portion	(236,622)	(211,254)
Long-term convertible notes payable - related parties	$—	$—

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

September 30, 2014

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (Continued)

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

Convertible debenture April, May, June and July 2014

The Company issued a total of $138,542 Convertible Promissory Notes against the accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

Table of Contents	20

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES (Continued)

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $45,000 and was recorded as debt discount. During the nine months ended September 30, 2014, debt discount of $45,000 was amortized.

For the nine months ended September 30, 2014 and 2013, interest expenses charged on the above three notes is $6,306 and $0, respectively. Accrued interest on convertible notes payable – related parties as of September 30, 2014 and December 31, 2013 was $11,149 and $4,843, respectively

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	September 30, 2014	December 31, 2013
Note payable to a shareholder, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default. (2)	$1,080,973	$1,087,370
Note payable to a related individual, interest at 8% per annum,past due. Note is in default. (1)	1,000,000	1,000,000
Notes payable to related individuals, unsecured, interest at 10%,due on demand. (3)	28,500	28,500
Notes payable to related individual, unsecured, interest at 12%,due on demand. (4)	27,568
Total notes payable - related parties	2,137,041	2,115,870
Less: current portion	(2,137,041)	(2,115,870)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending September 30,		Amount
2015		$2,137,041
Total		$2,137,041

Accrued interest on notes payable – related parties as of September 30, 2014 and December 31, 2013 was $315,038 and $250,334, respectively. During the nine months ended September 30, 2014, total interest expense to related party was $153,213.

Table of Contents	21

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 10 - NOTES PAYABLE - RELATED PARTIES (Continued)

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of September 30, 2014 and December 31, 2013, the Company had accrued interest on the note in the amount of $193,753 and $154,082, respectively.
2)	This note was originally issued for $450,000. During the year ended December 31, 2013, the principle value of $450,000 along with accrued interest of $837,369 was converted to two new notes for $1,087,370 and $200,000. During the year 2013 the Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transfer edits loan to a non- related party. During the year 2013 itself the Company issued 1,800,000 shares of the common stock to settle$28,300 of note of non- related party.
4)	During the quarter ended September 30, 2014, the Company issued a total of $27,568 in new notes to a related party.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2014 and December 31, 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended September 30, 2014 and December 31, 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$448,019	$448,019
Total	—	—	$448,019	$448,019

Table of Contents	22

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2014:

Derivative Liability
Balance, December 31, 2013	$558,548
Initial fair value of debt derivatives at note issuances	803,378
Derivative Liability on conversion of notes	(703,989)
-Embedded debt derivatives	(209,918)
Balance, September 30, 2014	$448,019

Net gain for the period included in earnings relating to the liabilities held at September 30, 2014	$209,918

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of September 30, 2014 and December 31, 2013 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 2,500,000,000 shares of $0.0001 par value of common stock. As of September 30, 2014 and December 31, 2013 the Company had 1,413,672,725 and 37,709,552 shares of common stock as issued and outstanding.

On January 13, 2014, the Company issued an aggregate of 2,859,067 shares of its common stock to certain consulting personnel for services provided.

On January 14, 2014, the Company converted into 1,660,026 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On January 16, 2014, the Company issued a promissory note in the original principal amount of $3,000 to a lender. The Note matures on July 16, 2014 and carries an interest rate of 8% per annum.

Table of Contents	23

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On January 22, 2014, the Company issued a Note in the original principal amount of $212,500. The Note carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date. The net proceeds of the Note were used to redeem and retire two 8% convertible notes that were issued to Asher Enterprises, Inc. in the aggregate principal amount of $131,500. The Asher Notes were issued on July 19th, 2013 and August 26th, 2013.

On January 22, 2014, the Company issued a promissory note in the original principal amount of $5,000 to a lender. The Note matures on July 22, 2014 and carries an interest rate of 8% per annum.

On January 29, 2014, the Company converted into 1,166,667 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On January 30, 2014, the Company issued a promissory note in the original principal amount of $16,000 to a lender. The Note matures on January 30, 2015 and carries an interest rate of 8% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On January 30, 2014, the Company issued a promissory note in the original principal amount of $78,500 to a lender. The Note matures on November 3, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On January 30, 2014, the Company issued a promissory note in the original principal amount of $11,209 to a lender. The Note matures on June 2, 2014 and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the market.

On February 10, 2014, the Company converted into 1,237,624 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On February 18, 2014, the Company converted into 1,470,588 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On February 20, 2014, the Company recorded an additional $25,000 draw down and consideration in respect of a credit line and associated promissory note in the original principal amount of $300,000. The Maturity Date is two years from the effective date of each draw down. The Note carries an initial interest rate in the first 90 days of 0%, thereafter a one-time interest charge of 12% will apply. The Note shall at the Maturity Date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion.

On March 3, 2014, the Company issued 1,000,000 shares of its common stock to a consultant of the Company for services provided.

On March 4, 2014, the Company converted into 2,083,333 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

Table of Contents	24

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On March 5, 2014, the Company issued a promissory note in the original principal amount of $10,000 to a lender. The Note matures on September 5, 2014 and carries an interest rate of 8% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On March 17, 2014, the Company converted into 2,210,884 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On March 21, 2014, the Company issued 1,200,000 shares of its common stock to a consultant of the Company for services provided.

On March 31, 2014, the Company converted into 2,529,762 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On April 1, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $45,000 to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On April 1, 2014, the Company issued a promissory note in the original principal amounts of $25,000 to a consultant of the Company for services rendered. The Note carries an interest rate of 10% per annum, and at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.005 per share.

On April 1, 2014, the Company issued a promissory note in the original principal amounts of $93,000 to a consultant of the Company for services rendered. The Note carries an interest rate of 10% per annum, and at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 25%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On April 1, 2014, the Company converted into 744,048 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On April 1, 2014, the Company issued a promissory note in the original principal amount of $145,000 to a lender. The Note carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On April 1, 2014, the Company issued a promissory note in the original principal amount of $6,669 to a lender. The Note matures on May 1, 2014 and carries an interest rate of 10% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

Table of Contents	25

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On April 1, 2014, the Company issued a promissory note in the original principal amount of $83,500 to a lender. The Note matures on January 2, 2015 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On April 3, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $14,000 to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On April 7, 2014, the Company converted into 1,200,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On April 8, 2014, the Company converted into 1,070,205 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On April 9, 2014, the Company converted into 3,656,379 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On April 9, 2014, the Company issued a promissory note in the original principal amount of $2,679.16 to a lender. The Note matures on May 9, 2014 and carries an interest rate of 10% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On April 28, 2014, the Company converted into 2,400,000 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013.

On May 2, 2014, the Company converted into 3,125,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On May 2, 2014, the Company converted into 2,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On May 6, 2014, the Company converted into 6,854,167 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013.

On May 6, 2014, the Company converted into 3,125,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On May 7, 2014, the Company converted into 5,630,630 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

Table of Contents	26

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On May 7, 2014, the Company converted into 995,833 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013.

On May 8, 2014, the Company converted into 4,504,504 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On May 9, 2014, the Company converted into 5,000,000 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013.

On May 9, 2014, the Company converted into 4,750,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013.

On May 9, 2014, the Company converted into 3,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000.

On May 12, 2014, the Company issued 500,000 shares of its common stock to a director of the Company for services provided.

On May 13, 2014, the Company converted into 3,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On May 13, 2014, the Company issued 500,000 shares of restricted common stock to a consultant for services rendered.

On May 15, 2014, the Company converted into 9,615,384 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On May 16, 2014, the Company issued a promissory note in the original principal amount of $1,975 to a lender. The Note matures on November 16, 2014 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On May 19, 2014, the Company issued 500,000 shares of restricted common stock to a consultant for services rendered.

On May 21, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $4,000 to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On May 22, 2014, the Company converted into 4,166,667 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On May 23, 2014, the Company converted into 3,505,263 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013.

On May 13, 2014, the Company converted into 3,750,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

Table of Contents	27

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On May 15, 2014, the Company converted into 9,567,901 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On May 29, 2014, the Company converted into 3,571,428 shares of common stock, a portion of a loan originally received by the Company on October 5, 2013.

On May 13, 2014, the Company converted into 5,044,270 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On May 30, 2014, the Company converted into 4,461,282 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013.

On May 30, 2014, the Company converted into 1,050,410 shares of common stock, a loan originally received by the Company on August 13, 2013.

On June 3, 2014, the Company converted into 6,987,877 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On June 3, 2014, the Company converted into 16,025,641 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On May 19, 2014, the Company issued 2,000,000 shares of restricted common stock to a consultant for services rendered.

On June 11, 2014, the Company converted into 17,948,718 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On June 11, 2014, the Company converted into 8,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On June 12, 2014, the Company converted into 8,240,741 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On June 23, 2014, the Company converted into 18,055,556 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On June 26, 2014, the Company converted into 4,545,455 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 4, 2013.

On June 27, 2014, the Company converted into 6,437,879 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000.

On June 30, 2014, the Company issued a promissory note in the original principal amount of $1,928.50 to a lender. The Note matures on December 30, 2014 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

Table of Contents	28

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On July 1, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $45,000 to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On July 1, 2014, the Company issued a promissory note in the original principal amount of $5,000 to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On July 14, 2014, the Company converted into 24,057,318 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012.

On July 14, 2014, the Company issued a promissory note in the original principal amount of $5,000 to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On July 14, 2014, the Company converted into 15,517,241 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000.

On July 15, 2014, the Company converted into 14,202,945 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On July 15, 2014, the Company converted into 14,291,666 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On July 17, 2014, the Company converted into 25,757,576 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013.

On July 18, 2014, the Company converted into 8,400,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On July 22, 2014, the Company converted into 16,428,571 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On July 23, 2014, the Company converted into 13,047,619 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000.

On July 24, 2014, the Company converted into 21,323,529 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013.

On July 24, 2014, the Company converted into 6,944,444 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on March 21, 2012.

On July 24, 2014, the Company converted into 10,401,348 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On July 30, 2014, the Company converted into 37,037,037 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013.

Table of Contents	29

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On August 6, 2014, the Company converted into 21,851,852 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On August 6, 2014, the Company issued a promissory note in the original principal amount of $5,000 to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On August 6, 2014, the Company converted into 45,740,741 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014.

On August 7, 2014, the Company issued a promissory note in the original principal amount of $1,569 to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On August 11, 2014, the Company converted into 26,812,500 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013.

On August 11, 2014, the Company converted into 45,740,741 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014.

On August 12, 2014, the Company converted into 15,131,579 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on March 5, 2013.

On August 13, 2014, the Company converted into 29,761,905 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On August 19, 2014, the Company converted into 16,666,667 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014.

On August 20, 2014, the Company converted into 36,826,054 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014.

On August 22, 2014, the Company converted into 24,888,889 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014.

On August 22, 2014, the Company converted into 62,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On August 22, 2014, the Company converted into 52,729,500 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014.

On August 25, 2014, the Company converted into 40,476,190 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On August 29, 2014, the Company issued a promissory note in the original principal amount of $7,000 to a lender. The Note matures on November 1, 2014 and carries an interest rate of 12% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

Table of Contents	30

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS (Continued)

On September 2, 2014, the Company converted into 30,833,333 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 5, 2013.

On September 10, 2014, the Company converted into 62,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On September 10, 2014, the Company converted into 76,923,077 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On September 17, 2014, the Company converted into 48,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On September 18, 2014, the Company converted into 53,720,027 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

On September 18, 2014, the Company converted into 50,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013.

On September 4, 2014, the Company issued a promissory note in the original principal amount of $6,000 to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On September 26, 2014, the Company converted into 95,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On September 30, 2014, the Company converted into 63,583,333 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013.

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2014	370,000	$1.34
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2014	370,000	$1.34

Table of Contents	31

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2014

NOTE 13 - OPTIONS (Continued)

Common stock options outstanding and exercisable as of September 30, 2014 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	4.00	63,319	$0.01
January 2, 2019	1.65	300,000	4.25	199,725	1.65
Total		370,000		263,044

During the year ended December 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $103,218was charged to expenses and additional paid in capital during the nine months ended September 30, 2014.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company issued 522,916,666 shares of common stock as part of settlement agreements with debt holders of the Company.

Table of Contents	32

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

Table of Contents	33

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2014 and 2013.

Revenues. The Company generated net revenues of $382,073 during the three months ended September 30, 2014 as compared to $30,000 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company generated net revenues of $639,661 as compared to $30,000 for the nine months ended September 30, 2013. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Our cost of sales for the three months ended September 30, 2014 was $313,476 as compared to $26,895 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, our cost of sales was $534,371 as compared to $26,895 for the nine months ended September 30, 2013. Our cost of sales consisted principally of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The increase is a direct correlation to the increase in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2014 were $448,022 compared to $444,265 during the three months ended September 30, 2013. During the nine months ended September 30, 2014, selling, general and administrative expenses were $1,337,944 compared to $1,363,113 during the nine months ended September 30, 2013. The decrease is mainly the result of a decrease in the issuance of shares for compensation. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $739,386 for the three months ended September 30, 2014 compared to $547,955 during the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company had net other expenses of $1,706,719 compared to $807,840 during the nine months ended September 30, 2013. Other expenses incurred were comprised primarily of interest expenses related to notes payable including amortization of debt discount and setoff with gain on change in derivative liability and a gain on the conversion of debt. During the nine months ended September 30, 2014 and 2013, interest expense was $2,029,094 and $1,015,940, respectively. Included in interest expense was the amortization of debt discount of $1,176,353 and $328,716 for the nine months ended September 30, 2014 and 2013, respectively. The gain on change in derivative liability was $209,918 and $208,100 for the nine months ended September 30, 2014 and 2013, respectively. The gain on the conversion of debt was $112,457 and $-0- for the nine months ended September 30, 2014 and 2013, respectively.

Net Loss. The Company had a net loss of $1,118,811 for the three months ended September 30, 2014 compared to $989,115 during the three months ended September 30, 2013. The Company had a net loss of $2,939,373 for the nine months ended September 30, 2014 compared to $2,167,848 during the nine months ended September 30, 2013. The increase in net loss was mainly due to the increase in interest expenses.

Table of Contents	34

Liquidity and Capital Resources

As of September 30, 2014, our primary source of liquidity consisted of $60,049 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2014 of $6,420,809 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2014 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide this information.

Table of Contents	35

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

As of September 30, 2014, the end of our third quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Table of Contents	36

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

Table of Contents	37

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 2, 2012, the Company issued a convertible debenture in the principal amount of $120,000 to Peak One. The debenture, if not redeemed by the Company, is convertible, in whole or in part, into shares of common stock at 60% of the lowest closing bid price of the Company’s shares for the 20 trading days prior to such conversion. The debenture is redeemable by the Company at 120%-140% of the principal amount, depending on the date of redemption, together with interest as accrued.

On January 28, 2013, we issued an aggregate of 49,951 shares of common stock to employees and consultants of the Company. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to each of our directors at an exercise price of $1.65 per share. The number of shares issued, at the time of such issuance, represented approximately 0.3% of the issued and outstanding shares of the Company.

On February 1, 2013, the Company issued a convertible debenture in the principal amount of $100,000 to Peak One.

On March 5, 2013, the Company issued a promissory note in the original principal amount of $7,500 (“Note”) to a lender. The Note carries an interest rate of 8% per annum. The Note is convertible at October 5, 2013 to common stock of the Company at a 40% discount to the average of the 3 lowest trading days in the 10 trading days previous to the conversion.

On May 31, 2013, the Company issued an aggregate of 254,000 shares of its common stock to certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 1.6% of the issued and outstanding shares of the Company.

On June 10, 2013, the Company issued 45,454 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 0.2% of the issued and outstanding shares of the Company.

On July 1, 2013, the Company issued a promissory note in the original principal amount of $24,272 (“Note”) to a lender. The Note matures on April 1, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be convertible upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a conversion price equal at market price, or the lowest conversion price previously honored by the Company for any other debt conversion by an investor in 2013.

On July 11, 2013, the Company issued 266,134 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.7% of the issued and outstanding shares of the Company.

Table of Contents	38

On July 16, 2013, the Company issued 448,028 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 2.82% of the issued and outstanding shares of the Company.

On July 29, 2013, the Company issued 806,451 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.95% of the issued and outstanding shares of the Company.

On August 1, 2013, the Company issued 786,163 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.6% of the issued and outstanding shares of the Company.

On August 2, 2013, the Company issued 864,779 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.83% of the issued and outstanding shares of the Company.

On August 6, 2013, the Company issued 75,000 shares of its common stock to a consultant of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 0.4% of the issued and outstanding shares of the Company.

On August 8, 2013, the Company issued 300,000 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.5% of the issued and outstanding shares of the Company.

On August 9, 2013, the Company issued 300,000 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.56% of the issued and outstanding shares of the Company.

On August 12, 2013, the Company issued 264,779 shares of its common stock to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.36% of the issued and outstanding shares of the Company.

On July 19, 2013, the Company issued a promissory note in the original principal amount of $78,500 (“Note”) to a lender. The Note matures on April 22, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On August 13, 2013, the Company issued a promissory note in the original principal amount of $3,000 (“Note”) to a lender. The Note matures on February 13, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full.

Table of Contents	39

On August 22, 2013, the Company issued an aggregate of 531,438 shares of its common stock to certain employees and consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 2.7% of the issued and outstanding shares of the Company.

On August 22, 2013, the Company issued 2,017,036 shares of unregistered common stock to an accredited investor in exchange for cash. The number of shares issued, at the time of such issuance, represented approximately 9.98% of the issued and outstanding shares of the Company.

On August 26, 2013, the Company issued a promissory note in the original principal amount of $53,000 (“Note”) to a lender. The Note matures on May 27, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On August 29, 2013, the Company entered into a Settlement Agreement with a certain creditor and agreed to convert various loans and promissory notes in the collective amount of $933,000 into an aggregate of 5,480,000 shares of common stock of the Company. The number of shares issued, at the time of such issuance, represented approximately 23.06% of the issued and outstanding shares of the Company.

On October 1, 2013, the Company converted outstanding invoices of the Company in the aggregate amount of $211,254.30 to 2 promissory notes in the original principal amounts of $17,000, and $194,254.30 (the “Notes”) to two consultants of the Company. The Notes are due upon demand, and carry an interest rate of 10% per annum. The Notes at the election of the lender are convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On October 2, 2013, the Company recorded a $35,000 draw down and consideration in respect of a credit line and associated promissory note in the original principal amount of $300,000 (“Note”). The Maturity Date is two years from the effective date of each draw down (“Maturity Date”). The Note carries an initial interest rate in the first 90 days of 0 percent, thereafter a one-time interest charge of 12% will apply. The Note shall at the Maturity Date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion.

On October 4, 2013, the Company issued a promissory note in the original principal amount of $6,000 (“Note”) to a lender. The Note matures on November 4, 2013 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading days in the ten trading days previous to the conversion.

On October 5, 2013, the Company issued a promissory note in the original principal amount of $28,500 (“Note”) to a lender. The Note carries an interest rate of 8% per annum.

On October 13, 2013, the Company issued a promissory note in the original principal amount of $30,000 (“Note”) to a lender. The Note matures on October 13, 2014 and carries an interest rate of 6% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to conversion.

Table of Contents	40

On October 17, 2013, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note is due upon demand and carries an interest rate of 16% per annum.

On October 23, 2013, the Company issued a promissory note in the original principal amount of $42,500 (“Note”) to a lender. The Note matures on July 25, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On October 23, 2013, the Company issued an aggregate of 2,100,000 shares of its common stock to officers and directors, and certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 7.5% of the issued and outstanding shares of the Company.

On October 30, 2013, pursuant to the terms of a settlement agreement, the Company issued an additional 500,000 shares of common stock of the Company. The number of shares issued, at the time of such issuance, represented approximately 1.67% of the issued and outstanding shares of the Company.

On November 20, 2013, the Company issued an aggregate of 5,075,713 shares of its common stock to certain employees and contract personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 16.74% of the issued and outstanding shares of the Company.

On November 21, 2013, the Company converted into 1,800,000 shares of common stock a certain promissory note originally issued by the Company on December 7, 2004. The number of shares issued, at the time of such issuance, represented approximately 5.08% of the issued and outstanding shares of the Company.

On December 9, 2013, the Company recorded an additional $20,000 draw down and consideration in respect of a credit line and associated promissory note in the original principal amount of $300,000 (“Note”). The Maturity Date is two years from the effective date of each draw down (“Maturity Date”). The Note carries an initial interest rate in the first 90 days of 0 percent, thereafter a one-time interest charge of 12% will apply. The Note shall at the Maturity Date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion.

On December 12, 2013, the Company issued a promissory note in the original principal amount of $61,500 (“Note”) to a lender. The Note matures on December 12, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On December 12, 2013, the Company issued a promissory note in the original principal amount of $145,000 (“Note”) to a lender. The Note matures on December 12, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

Table of Contents	41

On December 13, 2013, the Company issued a promissory note in the original principal amount of $810 (“Note”) to a lender. The Note carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading days in the ten trading days previous to the conversion.

On December 16, 2013, the Company converted into 250,000 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 0.6% of the issued and outstanding shares of the Company.

On December 30, 2013, the Company converted into 277,778 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 0.7% of the issued and outstanding shares of the Company.

On January 1, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amounts of $45,000 (the “Note”) to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On January 13, 2014, the Company issued an aggregate of 2,859,067 shares of its common stock to certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 7.26% of the issued and outstanding shares of the Company.

On January 14, 2014, the Company converted into 1,660,026 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.4% of the issued and outstanding shares of the Company.

On January 16, 2014, the Company issued a promissory note in the original principal amount of $3,000 (“Note”) to a lender. The Note matures on July 16, 2014 and carries an interest rate of 8% per annum.

On January 22, 2014, the Company issued a Note in the original principal amount of $212,500. The Note carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date. The net proceeds of the Note were used to redeem and retire two 8% convertible notes that were issued to Asher Enterprises, Inc. in the aggregate principal amount of $131,500 (hereafter, collectively, the “Asher Notes”) The Asher Notes were issued on July 19th, 2013 and August 26th, 2013.

On January 22, 2014, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note matures on July 22, 2014 and carries an interest rate of 8% per annum.

On January 27, 2014, the Company converted into 809,067 shares of common stock, a loan originally received by the Company on July 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.95% of the issued and outstanding shares of the Company.

On January 29, 2014, the Company converted into 1,166,667 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 2.76% of the issued and outstanding shares of the Company.

Table of Contents	42

On January 30, 2014, the Company issued a promissory note in the original principal amount of $16,000 (“Note”) to a lender. The Note matures on January 30, 2015 and carries an interest rate of 8% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On January 30, 2014, the Company issued a promissory note in the original principal amount of $78,500 (“Note”) to a lender. The Note matures on November 3, 2014 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On January 30, 2014, the Company issued a promissory note in the original principal amount of $11,209 (“Note”) to a lender. The Note matures on June 2, 2014 and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the market.

On February 10, 2014, the Company converted into 1,237,624 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 2.85% of the issued and outstanding shares of the Company.

On February 18, 2014, the Company converted into 1,470,588 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 3.29% of the issued and outstanding shares of the Company.

On February 20, 2014, the Company recorded an additional $25,000 draw down and consideration in respect of a credit line and associated promissory note in the original principal amount of $300,000 (“Note”). The Maturity Date is two years from the effective date of each draw down (“Maturity Date”). The Note carries an initial interest rate in the first 90 days of 0 percent, thereafter a one-time interest charge of 12% will apply. The Note shall at the Maturity Date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at 60% of the average of the two lowest trade prices in the 25 trading days previous to the conversion.

On March 3, 2014, the Company issued 1,000,000 shares of its common stock to a consultant of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 2.16% of the issued and outstanding shares of the Company.

On March 4, 2014, the Company converted into 2,083,333 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.42% of the issued and outstanding shares of the Company.

On March 5, 2014, the Company issued a promissory note in the original principal amount of $10,000 (“Note”) to a lender. The Note matures on September 5, 2014 and carries an interest rate of 8% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

Table of Contents	43

On March 17, 2014, the Company converted into 2,210,884 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.49% of the issued and outstanding shares of the Company.

On March 31, 2014, the Company converted into 2,529,762 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.92% of the issued and outstanding shares of the Company.

On April 1, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $45,000 (the “Note”) to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On April 1, 2014, the Company issued a promissory note in the original principal amounts of $25,000 (the “Note”) to a consultant of the Company for services rendered. The Note carries an interest rate of 10% per annum, and at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a conversion price of $0.005 per share.

On April 1, 2014, the Company issued a promissory note in the original principal amounts of $93,000 (the “Note”) to a consultant of the Company for services rendered. The Note carries an interest rate of 10% per annum, and at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 25%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On April 1, 2014, the Company converted into 744,048 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.37% of the issued and outstanding shares of the Company.

On April 1, 2014, the Company issued a promissory note in the original principal amount of $145,000 (“Note”) to a lender. The Note carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

On April 1, 2014, the Company issued a promissory note in the original principal amount of $6,669 (“Note”) to a lender. The Note matures on May 1, 2014 and carries an interest rate of 10% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On April 1, 2014, the Company issued a promissory note in the original principal amount of $83,500 (“Note”) to a lender. The Note matures on January 2, 2015 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the ten trading days previous to the conversion date.

Table of Contents	44

On April 3, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $14,000 (the “Note”) to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On April 7, 2014, the Company converted into 1,200,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.19% of the issued and outstanding shares of the Company.

On April 8, 2014, the Company converted into 1,070,205 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.91% of the issued and outstanding shares of the Company.

On April 9, 2014, the Company converted into 3,656,379 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 6.42% of the issued and outstanding shares of the Company.

On April 9, 2014, the Company issued a promissory note in the original principal amount of $2,679.16 (“Note”) to a lender. The Note matures on May 9, 2014 and carries an interest rate of 10% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On April 28, 2014, the Company converted into 2,400,000 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.96% of the issued and outstanding shares of the Company.

On May 2, 2014, the Company converted into 3,125,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.96% of the issued and outstanding shares of the Company.

On May 2, 2014, the Company converted into 2,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.78% of the issued and outstanding shares of the Company.

On May 6, 2014, the Company converted into 6,854,167 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 9.98% of the issued and outstanding shares of the Company.

On May 6, 2014, the Company converted into 3,125,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.14% of the issued and outstanding shares of the Company.

Table of Contents	45

On May 7, 2014, the Company converted into 5,630,630 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 7.16% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.03% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.87% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 995,833 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.09% of the issued and outstanding shares of the Company.

On May 8, 2014, the Company converted into 4,504,504 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.89% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 5,000,000 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.17% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 3,041,667 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.9% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 4,750,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.54% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 3,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 3.2% of the issued and outstanding shares of the Company.

On May 12, 2014, the Company issued 500,000 shares of its common stock to a director of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 0.4% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 3,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.08% of the issued and outstanding shares of the Company.

Table of Contents	46

On May 13, 2014, the Company issued 500,000 shares of restricted common stock to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 0.42% of the issued and outstanding shares of the Company.

On May 15, 2014, the Company converted into 9,615,384 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 8.19% of the issued and outstanding shares of the Company.

On May 16, 2014, the Company issued a promissory note in the original principal amount of $1,975 (“Note”) to a lender. The Note matures on November 16, 2014 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On May 19, 2014, the Company issued 500,000 shares of restricted common stock to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 0.3% of the issued and outstanding shares of the Company.

On May 21, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $4,000 (the “Note”) to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On May 22, 2014, the Company converted into 4,166,667 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.26% of the issued and outstanding shares of the Company.

On May 23, 2014, the Company converted into 3,505,263 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.66% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 3,750,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.77% of the issued and outstanding shares of the Company.

On May 15, 2014, the Company converted into 9,567,901 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 6.89% of the issued and outstanding shares of the Company.

On May 29, 2014, the Company converted into 3,571,428 shares of common stock, a portion of a loan originally received by the Company on October 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.4% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 5,044,270 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.31% of the issued and outstanding shares of the Company.

Table of Contents	47

On May 30, 2014, the Company converted into 4,461,282 shares of common stock, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.84% of the issued and outstanding shares of the Company.

On May 30, 2014, the Company converted into 1,050,410 shares of common stock, a loan originally received by the Company on August 13, 2013. The number of shares issued, at the time of such issuance, represented approximately 0.65% of the issued and outstanding shares of the Company.

On June 3, 2014, the Company converted into 6,987,877 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.29% of the issued and outstanding shares of the Company.

On June 3, 2014, the Company converted into 16,025,641 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.45% of the issued and outstanding shares of the Company.

On May 19, 2014, the Company issued 2,000,000 shares of restricted common stock to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 1.07% of the issued and outstanding shares of the Company.

On June 11, 2014, the Company converted into 17,948,718 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.56% of the issued and outstanding shares of the Company.

On June 11, 2014, the Company converted into 8,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.89% of the issued and outstanding shares of the Company.

On June 12, 2014, the Company converted into 8,240,741 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.85% of the issued and outstanding shares of the Company.

On June 23, 2014, the Company converted into 18,055,556 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 8.13% of the issued and outstanding shares of the Company.

On June 26, 2014, the Company converted into 4,545,455 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 4, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.89% of the issued and outstanding shares of the Company.

On June 27, 2014, the Company converted into 6,437,879 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 2.63% of the issued and outstanding shares of the Company.

Table of Contents	48

On June 30, 2014, the Company issued a promissory note in the original principal amount of $1,928.50 (“Note”) to a lender. The Note matures on December 30, 2014 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On July 1, 2014, the Company converted outstanding invoices of the Company into a promissory note in the original principal amount of $45,000 (the “Note”) to a consultant of the Company. The Note is due upon demand, and carries an interest rate of 10% per annum. The Note at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount from the lowest trading price in the five (5) days prior to the day that the Holder requests conversion.

On July 1, 2014, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On July 14, 2014, the Company converted into 24,057,318 shares of common stock, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.59% of the issued and outstanding shares of the Company.

On July 14, 2014, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On July 14, 2014, the Company converted into 15,517,241 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 5.64% of the issued and outstanding shares of the Company.

On July 15, 2014, the Company converted into 14,202,945 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.66% of the issued and outstanding shares of the Company.

On July 15, 2014, the Company converted into 14,291,666 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.69% of the issued and outstanding shares of the Company.

On July 17, 2014, the Company converted into 25,757,576 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 8.07% of the issued and outstanding shares of the Company.

On July 18, 2014, the Company converted into 8,400,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.43% of the issued and outstanding shares of the Company.

On July 22, 2014, the Company converted into 16,428,571 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.65% of the issued and outstanding shares of the Company.

Table of Contents	49

On July 23, 2014, the Company converted into 13,047,619 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 3.53% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 21,323,529 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.57% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 6,944,444 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 1.71% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 10,401,348 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.53% of the issued and outstanding shares of the Company.

On July 30, 2014, the Company converted into 37,037,037 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 8.79% of the issued and outstanding shares of the Company.

On August 6, 2014, the Company converted into 21,851,852 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.76% of the issued and outstanding shares of the Company.

On August 6, 2014, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On August 6, 2014, the Company converted into 45,740,741 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.52% of the issued and outstanding shares of the Company.

On August 7, 2014, the Company issued a promissory note in the original principal amount of $1,569 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On August 11, 2014, the Company converted into 26,812,500 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.09% of the issued and outstanding shares of the Company.

On August 11, 2014, the Company converted into 45,740,741 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.27% of the issued and outstanding shares of the Company.

Table of Contents	50

On August 12, 2014, the Company converted into 15,131,579 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on March 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.52% of the issued and outstanding shares of the Company.

On August 13, 2014, the Company converted into 29,761,905 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.85% of the issued and outstanding shares of the Company.

On August 19, 2014, the Company converted into 16,666,667 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 2.59% of the issued and outstanding shares of the Company.

On August 20, 2014, the Company converted into 36,826,054 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 5.58% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 24,888,889 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.57% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 62,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.66% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 52,729,500 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 6.72% of the issued and outstanding shares of the Company.

On August 25, 2014, the Company converted into 40,476,190 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.83% of the issued and outstanding shares of the Company.

On August 29, 2014, the Company issued a promissory note in the original principal amount of $7,000 (“Note”) to a lender. The Note matures on November 1, 2014 and carries an interest rate of 12% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40%discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On September 2, 2014, the Company converted into 30,833,333 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.51% of the issued and outstanding shares of the Company.

Table of Contents	51

On September 10, 2014, the Company converted into 62,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 6.88% of the issued and outstanding shares of the Company.

On September 10, 2014, the Company converted into 76,923,077 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.92% of the issued and outstanding shares of the Company.

On September 17, 2014, the Company converted into 48,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.58% of the issued and outstanding shares of the Company.

On September 18, 2014, the Company converted into 53,720,027 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.9% of the issued and outstanding shares of the Company.

On September 18, 2014, the Company converted into 50,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.35% of the issued and outstanding shares of the Company.

On September 4, 2014, the Company issued a promissory note in the original principal amount of $6,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On September 26, 2014, the Company converted into 95,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.92% of the issued and outstanding shares of the Company.

On September 30, 2014, the Company converted into 63,583,333 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.91% of the issued and outstanding shares of the Company.

On September 30, 2014, the Company converted into 53,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.63% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 100,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.36% of the issued and outstanding shares of the Company.

On October 7, 2014, the Company converted into 74,166,666 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.9% of the issued and outstanding shares of the Company.

Table of Contents	52

On October 8, 2014, the Company converted into 51,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.21% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 67,000,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 4.09% of the issued and outstanding shares of the Company.

On October 16, 2014, the Company converted into 32,083,333 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on March 31, 2014. The number of shares issued, at the time of such issuance, represented approximately 1.88% of the issued and outstanding shares of the Company.

On October 16, 2014, the Company converted into 52,833,333 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on March 31, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.04% of the issued and outstanding shares of the Company.

On October 17, 2014, the Company converted into 62,500,000 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.49% of the issued and outstanding shares of the Company.

On October 24, 2014, the Company converted into 83,333,334 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 4.3% of the issued and outstanding shares of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	53

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(1)
10.1	Form of Indemnification Agreement (2)
10.2	2012 Equity Incentive Plan (2)
31	Certification by Chief Executive Officer, Kevin Blanco, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer,Kevin Blanco, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: November 19, 2014	BY: /s/ John Thomas__________________
John Thomas
Chief Executive Officer

Table of Contents	55