Form 10-Q/A
period 2014-09-30
Fuelstream INC
filed 2014-12-08
CIK 1024920

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 7, 2014, the Company had outstanding 1,850,478,422 shares of common stock, par value $0.0001 per share.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the “Form 10-Q”), is to furnish Exhibit 3.1 and Exhibit 101 to the Form 10-Q. Exhibit 3.1 provides the Amended and Restated Certificate of Incorporation of Fuelstream, Inc. and Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(1)
10.1	Form of Indemnification Agreement (2)
10.2	2012 Equity Incentive Plan (2)
31	Certification by Chief Executive Officer, John D. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, John D. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: December 8, 2014	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer