Form 10-K
period 2014-12-31
Fuelstream INC
filed 2015-05-22
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Based on the closing price of our common stock as listed on the OTC Bulletin Board, the aggregate market value of the common stock of Fuelstream, Inc. held by non-affiliates as of June 30, 2014 was $381,872.

As of May 22, 2015, we had 1,938,172,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Table of Contents	2

Table of Contents	3

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

Table of Contents	4

PART I

ITEM 1. BUSINESS.

Company History

Fuelstream, Inc. (hereafter, “we”, “our”, “us”, “Fuelstream”, or the “Company”) was incorporated in the State of Delaware on July 12, 1996. Prior to April 2010, we had operated under the name of “SportsNuts, Inc.” and had been primarily engaged in sports marketing and management. In April 2010, we underwent a reorganization to change our management and business model as further described herein, and changed the Company’s name to “Fuelstream, Inc.” On April 11, 2011, we entered into a joint venture agreement with Aviation Fuel International, Inc., a Florida corporation (“AFI”) and a purchaser and reseller of aviation fuel for commercial and private aircraft. On January 18, 2012, the joint venture was terminated upon completion of the acquisition of AFI, which is now a wholly-owned subsidiary of the Company. You can learn more about us at our website at www.thefuelstream.com. Our website, however, does not constitute a part of this report.

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

Employees

As of December 31, 2014, we had six employees and used the services of various contract personnel from time to time. Although national unemployment rates remain high relative to historical averages, there exists a significant amount of competition for skilled personnel in the fuel delivery and logistics industry. Nevertheless, we expect to be able to attract and retain such additional employees as are necessary, commensurate with the anticipated future expansion of our business resulting from the acquisition of AFI described herein. Further, we expect to continue to use consultants, contract labor, attorneys and accountants as necessary.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are located at 11650 South State Street, Suite 240, Draper, Utah 84020. We believe that our office facilities are suitable and adequate for our operations as currently conducted and contemplated.

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

Table of Contents	7

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTCQB under the symbol “FLST”. We had approximately 406 registered holders of our common stock as of December 31, 2014. Registered holders do not include those stockholders whose stock has been issued in street name. The last reported price for our common stock on April 13, 2015 was $0.0001 per share.

The following table reflects the high and low closing sales prices per share of our common stock during each calendar quarter as reported on the OTCQB, during the two fiscal years ended December 31, 2014:

	Price Range(1)
	High	Low
Fiscal 2014
Fourth quarter	$0.0003	$0
Third quarter	$0.0031	$0.0002
Second quarter	$0.0158	$0.0017
First quarter	$0.066	$0.012

Fiscal 2013
Fourth quarter	$0.12	$0.03
Third quarter	$0.22	$0.08
Second quarter	$3.00	$0.70
First quarter	$3.25	$1.21

____________________

(1)	The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

Dividends and Distributions

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. We expect that that any future earnings will be retained for use in developing and/or expanding our business.

Sales of Unregistered Securities

On January 28, 2013, we issued an aggregate of 49,951 shares of common stock, valued at $82,419, to employees and consultants of the Company. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to each of our directors at an exercise price of $1.65 per share. The number of shares issued, at the time of such issuance, represented approximately 0.3% of the issued and outstanding shares of the Company.

Table of Contents	9

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

On May 31, 2013, the Company issued an aggregate of 254,000 shares of its common stock, valued at $304,800, to certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 1.6% of the issued and outstanding shares of the Company.

On June 10, 2013, the Company issued 45,454 shares of its common stock, valued at $30,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 0.2% of the issued and outstanding shares of the Company.

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

On July 11, 2013, the Company issued 266,134 shares of its common stock, valued at $40,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.7% of the issued and outstanding shares of the Company.

On July 16, 2013, the Company issued 448,028 shares of its common stock, valued at $25,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 2.82% of the issued and outstanding shares of the Company.

On July 29, 2013, the Company issued 806,451 shares of its common stock, valued at $15,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.95% of the issued and outstanding shares of the Company.

On August 1, 2013, the Company issued 786,163 shares of its common stock, valued at $10,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.6% of the issued and outstanding shares of the Company.

On August 2, 2013, the Company issued 864,779 shares of its common stock, valued at $11,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.83% of the issued and outstanding shares of the Company.

Table of Contents	10

On August 6, 2013, the Company issued 75,000 shares of its common stock, valued at $4,500, to a consultant of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 0.4% of the issued and outstanding shares of the Company.

On August 8, 2013, the Company issued 300,000 shares of its common stock, valued at $3,816, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.5% of the issued and outstanding shares of the Company.

On August 9, 2013, the Company issued 300,000 shares of its common stock, valued at $3,816, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.56% of the issued and outstanding shares of the Company.

On August 12, 2013, the Company issued 264,779 shares of its common stock, valued at $3,368, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.36% of the issued and outstanding shares of the Company.

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

On August 22, 2013, the Company issued an aggregate of 531,438 shares of its common stock, valued at $47,829, to certain employees and consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 2.7% of the issued and outstanding shares of the Company.

On August 22, 2013, the Company issued 2,017,036 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $137,985. The number of shares issued, at the time of such issuance, represented approximately 9.98% of the issued and outstanding shares of the Company.

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

Table of Contents	11

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

Table of Contents	12

On October 23, 2013, the Company issued an aggregate of 2,100,000 shares of its common stock, valued at $708,500, to officers and directors, and certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 7.5% of the issued and outstanding shares of the Company.

On October 30, 2013, pursuant to the terms of a settlement agreement, the Company issued an additional 500,000 shares of common stock, valued at $35,000. The number of shares issued, at the time of such issuance, represented approximately 1.67% of the issued and outstanding shares of the Company.

On November 20, 2013, the Company issued an aggregate of 5,075,713 shares of its common stock, valued at $355,300, to certain employees and contract personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 16.74% of the issued and outstanding shares of the Company.

On November 21, 2013, the Company converted into 1,800,000 shares of common stock, valued at $28,300, a certain promissory note originally issued by the Company on December 7, 2004. The number of shares issued, at the time of such issuance, represented approximately 5.08% of the issued and outstanding shares of the Company.

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

Table of Contents	13

On December 16, 2013, the Company converted into 250,000 shares of common stock, valued at $7,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 0.6% of the issued and outstanding shares of the Company.

On December 30, 2013, the Company converted into 277,778 shares of common stock, valued at $5,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 0.7% of the issued and outstanding shares of the Company.

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

On January 14, 2014, the Company converted into 1,660,026 shares of common stock, valued at $25,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.4% of the issued and outstanding shares of the Company.

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

On January 27, 2014, the Company converted into 809,067 shares of common stock, valued at 25,245, a loan originally received by the Company on July 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.95% of the issued and outstanding shares of the Company.

Table of Contents	14

On January 29, 2014, the Company converted into 1,166,667 shares of common stock, valued at $17,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 2.76% of the issued and outstanding shares of the Company.

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

On February 10, 2014, the Company converted into 1,237,624 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 2.85% of the issued and outstanding shares of the Company.

On February 18, 2014, the Company converted into 1,470,588 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 3.29% of the issued and outstanding shares of the Company.

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

On March 3, 2014, the Company issued 1,000,000 shares of its common stock, valued at $20,000, to a consultant of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 2.16% of the issued and outstanding shares of the Company.

On March 4, 2014, the Company converted into 2,083,333 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.42% of the issued and outstanding shares of the Company.

Table of Contents	15

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

On March 17, 2014, the Company converted into 2,210,884 shares of common stock, valued at $13,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.49% of the issued and outstanding shares of the Company.

On March 31, 2014, the Company converted into 2,529,762 shares of common stock, valued at $17,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.92% of the issued and outstanding shares of the Company.

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

On April 1, 2014, the Company converted into 744,048 shares of common stock, valued at $5,000, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.37% of the issued and outstanding shares of the Company.

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

Table of Contents	16

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

On April 7, 2014, the Company converted into 1,200,000 shares of common stock, valued at $20,640, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.19% of the issued and outstanding shares of the Company.

On April 8, 2014, the Company converted into 1,070,205 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.91% of the issued and outstanding shares of the Company.

On April 9, 2014, the Company converted into 3,656,379 shares of common stock, valued at $18,434, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 6.42% of the issued and outstanding shares of the Company.

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

On April 28, 2014, the Company converted into 2,400,000 shares of common stock, valued at $16,560, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.96% of the issued and outstanding shares of the Company.

On May 2, 2014, the Company converted into 3,125,000 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.96% of the issued and outstanding shares of the Company.

Table of Contents	17

On May 2, 2014, the Company converted into 2,500,000 shares of common stock, valued at $16,500, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.78% of the issued and outstanding shares of the Company.

On May 6, 2014, the Company converted into 6,854,167 shares of common stock, valued at $71,333, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 9.98% of the issued and outstanding shares of the Company.

On May 6, 2014, the Company converted into 3,125,000 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.14% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 5,630,630 shares of common stock, valued at $12,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 7.16% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, valued at $13,600, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.03% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, valued at $38,114, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.87% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 995,833 shares of common stock, valued at $12,846, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.09% of the issued and outstanding shares of the Company.

On May 8, 2014, the Company converted into 4,504,504 shares of common stock, valued at $9,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.89% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 5,000,000 shares of common stock, valued at $36,100, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.17% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 3,041,667 shares of common stock, valued at $22,813, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.9% of the issued and outstanding shares of the Company.

Table of Contents	18

On May 9, 2014, the Company converted into 4,750,000 shares of common stock, valued at $29,925, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.54% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 3,500,000 shares of common stock, valued at 35,000, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 3.2% of the issued and outstanding shares of the Company.

On May 12, 2014, the Company issued 500,000 shares of its common stock, valued at $2,150, to a director of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 0.4% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 3,500,000 shares of common stock, valued at $22,085, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.08% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company issued 500,000 shares of restricted common stock, valued at $50,000, to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 0.42% of the issued and outstanding shares of the Company.

On May 15, 2014, the Company converted into 9,615,384 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 8.19% of the issued and outstanding shares of the Company.

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

On May 19, 2014, the Company issued 500,000 shares of restricted common stock, valued at $50,000, to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 0.3% of the issued and outstanding shares of the Company.

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

On May 22, 2014, the Company converted into 4,166,667 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.26% of the issued and outstanding shares of the Company.

Table of Contents	19

On May 23, 2014, the Company converted into 3,505,263 shares of common stock, valued at $14,722, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.66% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 3,750,000 shares of common stock, valued at $16,688, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.77% of the issued and outstanding shares of the Company.

On May 15, 2014, the Company converted into 9,567,901 shares of common stock, valued at $15,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 6.89% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 5,044,270 shares of common stock, valued at $9,940, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.31% of the issued and outstanding shares of the Company.

On May 30, 2014, the Company converted into 4,461,282 shares of common stock, valued at $25,250, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.84% of the issued and outstanding shares of the Company.

On May 30, 2014, the Company converted into 1,050,410 shares of common stock, valued at $3,151, a loan originally received by the Company on August 13, 2013. The number of shares issued, at the time of such issuance, represented approximately 0.65% of the issued and outstanding shares of the Company.

On June 3, 2014, the Company converted into 6,987,877 shares of common stock, valued at $12,578, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.29% of the issued and outstanding shares of the Company.

On June 3, 2014, the Company converted into 16,025,641 shares of common stock, valued at $25,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.45% of the issued and outstanding shares of the Company.

On May 19, 2014, the Company issued 2,000,000 shares of restricted common stock, valued at $7,800, to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 1.07% of the issued and outstanding shares of the Company.

On June 11, 2014, the Company converted into 17,948,718 shares of common stock, valued at $28,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.56% of the issued and outstanding shares of the Company.

Table of Contents	20

On June 11, 2014, the Company converted into 8,000,000 shares of common stock, valued at 42,080, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.89% of the issued and outstanding shares of the Company.

On June 12, 2014, the Company converted into 8,240,741 shares of common stock, valued at $13,350, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.85% of the issued and outstanding shares of the Company.

On June 23, 2014, the Company converted into 18,055,556 shares of common stock, valued at $19,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 8.13% of the issued and outstanding shares of the Company.

On June 26, 2014, the Company converted into 4,545,455 shares of common stock, valued at 6,354, a portion of a certain convertible promissory note originally issued by the Company on October 4, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.89% of the issued and outstanding shares of the Company.

On June 27, 2014, the Company converted into 6,437,879 shares of common stock, valued at $8,498, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 2.63% of the issued and outstanding shares of the Company.

On June 30, 2014, the Company issued a promissory note in the original principal amount of $1,928.50 (“Note”) to a lender. The Note matures on December 30, 2014 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of Common Stock of the Company at a 40% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

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

On July 14, 2014, the Company converted into 24,057,318 shares of common stock, valued at $18,360, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.59% of the issued and outstanding shares of the Company.

On July 14, 2014, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

Table of Contents	21

On July 14, 2014, the Company converted into 15,517,241 shares of common stock, valued at 27,000, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 5.64% of the issued and outstanding shares of the Company.

On July 15, 2014, the Company converted into 14,202,945 shares of common stock, valued at $10,266, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.66% of the issued and outstanding shares of the Company.

On July 15, 2014, the Company converted into 14,291,666 shares of common stock, valued at $10,290, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.69% of the issued and outstanding shares of the Company.

On July 17, 2014, the Company converted into 25,757,576 shares of common stock, valued at $76,242, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 8.07% of the issued and outstanding shares of the Company.

On July 18, 2014, the Company converted into 8,400,000 shares of common stock, valued at $28,224, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.43% of the issued and outstanding shares of the Company.

On July 22, 2014, the Company converted into 16,428,571 shares of common stock, valued at $13,800, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.65% of the issued and outstanding shares of the Company.

On July 23, 2014, the Company converted into 13,047,619 shares of common stock, valued at $10,960, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 3.53% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 21,323,529 shares of common stock, valued at $35,824, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.57% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 6,944,444 shares of common stock, valued at $5,000, a portion of a certain convertible promissory note originally issued by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 1.71% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 10,401,348 shares of common stock, valued at $14,458, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.53% of the issued and outstanding shares of the Company.

Table of Contents	22

On July 30, 2014, the Company converted into 37,037,037 shares of common stock, valued at $45,926, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 8.79% of the issued and outstanding shares of the Company.

On August 6, 2014, the Company converted into 21,851,852 shares of common stock, valued at $11,800, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.76% of the issued and outstanding shares of the Company.

On August 6, 2014, the Company issued a promissory note in the original principal amount of $5,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On August 6, 2014, the Company converted into 45,740,741 shares of common stock, valued at $75,015 a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.52% of the issued and outstanding shares of the Company.

On August 7, 2014, the Company issued a promissory note in the original principal amount of $1,569 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On August 11, 2014, the Company converted into 26,812,500 shares of common stock, valued at $42,175, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.09% of the issued and outstanding shares of the Company.

On August 11, 2014, the Company converted into 45,740,741 shares of common stock, valued at $56,719, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.27% of the issued and outstanding shares of the Company.

On August 12, 2014, the Company converted into 15,131,579 shares of common stock, valued at $11,500, a portion of a certain convertible promissory note originally issued by the Company on March 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.52% of the issued and outstanding shares of the Company.

On August 13, 2014, the Company converted into 29,761,905 shares of common stock, valued at $12,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.85% of the issued and outstanding shares of the Company.

On August 19, 2014, the Company converted into 16,666,667 shares of common stock, valued at $28,000, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 2.59% of the issued and outstanding shares of the Company.

On August 20, 2014, the Company converted into 36,826,054 shares of common stock, valued at $31,670, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 5.58% of the issued and outstanding shares of the Company.

Table of Contents	23

On August 22, 2014, the Company converted into 24,888,889 shares of common stock, valued at $22,933, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.57% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 62,500,000 shares of common stock, valued at $43,753, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.66% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 52,729,500 shares of common stock, valued at $36,934, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 6.72% of the issued and outstanding shares of the Company.

On August 25, 2014, the Company converted into 40,476,190 shares of common stock, valued at $17,000, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.83% of the issued and outstanding shares of the Company.

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

On September 2, 2014, the Company converted into 30,833,333 shares of common stock, valued at $19,606, a portion of a certain convertible promissory note originally issued by the Company on October 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.51% of the issued and outstanding shares of the Company.

On September 10, 2014, the Company converted into 62,500,000 shares of common stock, valued at $37,500, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 6.88% of the issued and outstanding shares of the Company.

On September 10, 2014, the Company converted into 76,923,077 shares of common stock, valued at $34,308, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.92% of the issued and outstanding shares of the Company.

On September 17, 2014, the Company converted into 48,000,000 shares of common stock, valued at 32,640, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.58% of the issued and outstanding shares of the Company.

On September 18, 2014, the Company converted into 53,720,027 shares of common stock, valued at $14,000, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.9% of the issued and outstanding shares of the Company.

Table of Contents	24

On September 18, 2014, the Company converted into 50,000,000 shares of common stock, valued at $21,000, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.35% of the issued and outstanding shares of the Company.

On September 4, 2014, the Company issued a promissory note in the original principal amount of $6,000 (“Note”) to a lender. The Note is due upon demand, and carries an interest rate of 12% per annum.

On September 26, 2014, the Company converted into 95,000,000 shares of common stock, valued at $28,500, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.92% of the issued and outstanding shares of the Company.

On September 30, 2014, the Company converted into 63,583,333 shares of common stock, valued at $7,630, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.91% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 100,000,000 shares of common stock, valued at 30,000, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.36% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 53,000,000 shares of common stock, valued at $19,080, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.63% of the issued and outstanding shares of the Company.

On October 7, 2014, the Company converted into 74,166,666 shares of common stock, valued at $8,900, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.9% of the issued and outstanding shares of the Company.

On October 8, 2014, the Company converted into 51,000,000 shares of common stock, valued at $18,360, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.21% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 67,000,000 shares of common stock, valued at $13,400, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 4.09% of the issued and outstanding shares of the Company.

On October 16, 2014, the Company converted into 32,083,333 shares of common stock, valued at $5,133, a portion of a certain convertible promissory note originally issued by the Company on March 31, 2014. The number of shares issued, at the time of such issuance, represented approximately 1.88% of the issued and outstanding shares of the Company.

Table of Contents	25

On October 16, 2014, the Company converted into 52,833,333 shares of common stock, valued at $8,454, a portion of a certain convertible promissory note originally issued by the Company on March 31, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.04% of the issued and outstanding shares of the Company.

On October 17, 2014, the Company converted into 62,500,000 shares of common stock, valued at 12,500, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.49% of the issued and outstanding shares of the Company.

On October 24, 2014, the Company converted into 84,916,667 shares of common stock, valued at $13,587, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 4.39% of the issued and outstanding shares of the Company.

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

Table of Contents	26

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

Table of Contents	27

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the years ended December 31, 2014 and 2013.

Revenues. The Company generated net revenues of $689,338 during the year ended December 31, 2014 as compared to $30,000 for the year ended December 31, 2013. The increase is mainly the result of the Company’s ability to obtain funding necessary to purchase our main product, aviation jet fuel. We continue to pursue substantial funding through investment and the application for lines of credit with financial institutions.

Cost of Sales. Our cost of sales for the year ended December 31, 2014 was $609,625 as compared to $26,895 for the year ended December 31, 2013. Our cost of sales consisted principally of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The increase is a correlation to the increase in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,488,177 for the year ended December 31, 2014, as compared to $2,795,600 during the year ended December 31, 2013. During the years ended December 31, 2014 and 2013, the Company issued 6,050,000, and 8,586,102, shares of common stock, respectively, to our joint venture partners for business development and other consultants. The stock was valued at $175,450 and $1,538,349, respectively,expensed as SG&A during the years ended December 31, 2014 and 2013. We anticipate that SG&A expenses will increase commensurate with an increase in our operations.

Other Income (Expense). The Company had net other expense of $1,825,157 for the year ended December 31, 2014 compared to net other expense of $1,350,147 for the year ended December 31, 2013. During 2014, other expenses incurred were comprised primarily of interest expenses related to notes payable in the amount of $2,205,087 which includes the amortization of debt discount of $1,542,950 and non-cash expenses of $518,304. These expenses were offset by a gain on the change in fair value of a derivative liability of $898,234.

Liquidity and Capital Resources

As of December 31, 2014, our primary source of liquidity consisted of $811 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

Table of Contents	28

We have sustained significant net losses which have resulted in an accumulated deficit at December 31, 2014 of $59,219,068, negative working capital (excess of current liabilities over current assets) of $6,659,235 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We generated a net loss for the year ended December 31, 2014 of $3,233,621 compared to a net loss in 2013 of $4,142,642. Without additional revenues, working capital loans, or equity investment, there is substantial doubt as to our ability to continue operations. During the year ended December 31, 2014 the Company used a net amount of $496,390 in operating activities. The largest item which affected operating activities was the amortization of debt discounts of $1,542,950 and the change in accounts payable and accrued expenses of $992,745. During the year ended December 31, 2014 the Company was provided a net amount of $497,201 in financing activities. The largest item in financing activities was the proceeds from notes payable in the amount of $661,198.

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

Concentrations of Credit Risk

For the years ended December 31, 2014 and 2013, one customer accounted for 100% of total revenue, respectively, representing a material amount of customer concentration. For the year ended December 31, 2014 and 2013, one disputed customers accounted for 97% and 100%, respectively, of total accounts receivable, representing a material amount of credit risk.

Table of Contents	29

Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $670,000 as of December 31, 2014 and 2013, respectively. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated principally as a fuel reseller, although at some point we intend to have inventories from which we may make deliveries. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2014 and 2013, sales are recorded net of the allowance for returns and discounts of $-0-.

Use of Estimates

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

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2014 and 2013 was $-0-.

Basic and Fully Diluted Net Loss Per Share

The basic income (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. The Company has no common stock equivalents outstanding.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements issued during the past two years and have adopted any that are applicable to our company. We have determined that none had a material impact on our consolidated financial statements.

Table of Contents	30

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

Table of Contents	31

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Table of Contents	32

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents	33

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fuelstream, Inc.

We have audited the accompanying consolidated balance sheets of Fuelstream, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fuelstream, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, and has an accumulated deficit as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York

May 22, 2015

Table of Contents	34

FUELSTREAM, INC.
Consolidated Balance Sheets

ASSETS
	December 31,	December 31,
	2014	2013
CURRENT ASSETS

Cash and cash equivalents	$811	$—
Accounts receivable, net of allowance	28,000	28,000

Total Current Assets	28,811	28,000

TOTAL ASSETS	$28,811	$28,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$959,469	$826,832
Due to related parties	52,973	56,973
Accrued expenses	1,215,086	788,771
Convertible debenture/notes payable - short term (net of
discount of $6,358 and $286,751, respectively)	634,141	226,250
Convertible notes payable - related parties	280,722	211,254
Notes payable	1,034,610	1,093,382
Notes payable - related parties	2,138,106	2,115,870
Derivative liability	372,939	558,548

Total Current Liabilities	6,688,046	5,877,880

LONG TERM LIABILITIES

Convertible debenture/notes payable (net of discount of
$-0- and $50,082, respectively)	—	4,918

Total Long Term Liabilities	—	4,918

TOTAL LIABILITIES	6,688,046	5,882,798

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,500,000,000
and 150,000,000 shares authorized, 1,938,172,724 and
37,709,552 shares issued and outstanding, respectively	193,817	3,771
Additional paid-in capital	52,366,016	50,126,878
Accumulated deficit	(59,219,068)	(55,985,447)

Total Stockholders' Deficit	(6,659,235)	(5,854,798)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,811	$28,000

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	35

FUELSTREAM, INC.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2014	2013

NET SALES	$689,338	$30,000

COST OF SALES	609,625	26,895

GROSS MARGIN	79,713	3,105

OPERATING EXPENSES

Selling, general and administrative	1,488,177	2,795,600

Total Operating Expenses	1,488,177	2,795,600

LOSS FROM OPERATIONS	(1,408,464)	(2,792,495)

OTHER INCOME (EXPENSES)

Gain on forgiveness of debt	—	43,920
Gain on change in fair value of derivative liability	898,234	233,667
Non-cash finance charge	(518,304)	(464,442)
Interest expense (including amortization of debt discount
of $1,542,950 and $657,161, respectively)	(2,205,087)	(1,163,292)

Total Other Expenses	(1,825,157)	(1,350,147)

LOSS BEFORE INCOME TAXES	(3,233,621)	(4,142,642)

INCOME TAX EXPENSE	—	—

NET LOSS	$(3,233,621)	$(4,142,642)

BASIC AND DILUTED:
Net loss per common share	$(0.00)	$(0.19)

Weighted average shares outstanding	699,995,338	21,605,080

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	36

FUELSTREAM, INC.
Consolidated Statements of Stockholders' Deficit
For the Period January 1, 2013 through December 31, 2014

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2013	200	$—	15,216,848	$1,522	$46,413,042	$(51,842,805)	$(5,428,241)

Common stock issued for services,
January 2013	—	—	49,951	5	82,414	—	82,419

Fair value of vested options	—	—	—	—	249,643	—	249,643

Common stock issued for services,
May 2013	—	—	254,000	25	304,775	—	304,800

Common stock issued for conversion of debt	—	—	11,889,566	1,189	1,473,224	—	1,474,413

Common stock issued for services,
August 2013	—	—	606,438	61	52,269	—	52,330

Common stock issued for services,
October 2013	—	—	2,600,000	260	743,240	—	743,500

Common stock issued for services,
November 2013	—	—	5,075,713	508	354,792	—	355,300

Beneficial conversion feature relating to
convertible debt	—	—	—	—	311,488	—	311,488

Common stock sold for cash	—	—	2,017,036	202	141,991	—	142,193

Net loss for the year ended
December 31, 2013	—	—	—	—	—	(4,142,642)	(4,142,642)

Balance, December 31, 2013	200	—	37,709,552	3,771	50,126,878	(55,985,447)	(5,854,798)

Common stock issued for conversion of debt	—	—	1,894,413,172	189,441	1,577,569	—	1,767,010

Common stock issued for services,
January 2014	—	—	2,050,000	205	143,295	—	143,500

Common stock issued for services,
February 2014	—	—	1,000,000	100	19,900	—	20,000

Common stock issued for services,
Q2 2014	—	—	3,000,000	300	11,650	—	11,950

Beneficial conversion feature relating to
convertible debt	—	—	—	—	348,722	—	348,722

Fair value of vested options	—	—	—	—	138,002	—	138,002

Net loss for the year ended
December 31, 2014	—	—	—	—	—	(3,233,621)	(3,233,621)

Balance, December 31, 2014	200	$—	1,938,172,724	$193,817	$52,366,016	$(59,219,068)	$(6,659,235)

The accompanying notes are an integral part of these consolidated financial statements

Table of Contents	37

FUELSTREAM, INC.
Consolidated Statements of Cash Flows
	For the Year Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,233,621)	$(4,142,642)
Adjustments to reconcile net loss to net
cash used in operating activities:
Notes payable realted party issued for services	—	80,000
Gain on conversion of debt	—	(43,920)
Common stock issued for services and finance expenses	175,450	1,538,351
Stock based compensation	138,002	249,643
Operating expenses incurred by noteholders on behalf of the Company	272,034	83,482
Non-cash interest expenses	518,284	464,441
Change in fair value of derivative liability	(898,234)	(233,669)
Amortization of debt discounts	1,542,950	657,160
Changes in operating assets and liabilities:
Accounts receivable	—	152,000
Accounts payable and accrued expenses	992,745	613,229
Due to related parties	(4,000)	73,973

Net Cash Used in Operating Activities	(496,390)	(507,952)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock	—	142,193
Net proceeds from notes payable	661,198	400,600
Net proceeds from notes payable - related parties	26,000	—
Payments on notes payable	(189,997)	(78,000)

Net Cash Provided by Financing Activities	497,201	464,793

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$811	$(43,159)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	43,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$811	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$585	$7,795
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$1,389,373	$860,708
Beneficial conversion feature on convertible note credited to additional paid in capital	$336,790	$311,488
Common stock issued for settlement of notes payable and accrued interest	$784,528	$1,376,880
Reclassification from accrued interest to note payable - related party	$—	$837,370
Reclassification of note from related party to non-related party	$—	$228,300
Reclassification from due to related party to convertible note payable - related party	$—	$121,254
Accrued expenses paid by convertible noteholder	$—	$31,500
Common stock issued for accrued expenses and accrued interest	$—	$73,297
Common stock issued for the conversion of notes payable and accrued interest related party	$221,532	$—
Accrued interest converted to notes payable	$131,659	$—
Accounts payable converted to notes payable related party	$256,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	38

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND NATURE OF OPERATION

Fuelstream, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 12, 1996 under the name of “Durwood, Inc.” From April 6, 1999 to April 9, 2010, the Company operated as a sports marketing firm under the name of “Sportsnuts,” Inc. On April 9, 2010, the Company changed its name to Fuelstream, Inc. and changed its business model to become a fuel transportation and logistics company.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit as of December 31, 2014 was $59,219,068 and the total stockholders’ deficit at December 31, 2014 was $6,659,235 and had working capital deficit, continued losses, and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

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

December 31, 2014 and 2013

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

b.   Concentrations of Credit Risk

For the year ended December 31, 2014 and 2013, one customer accounted for 100% of total revenue, respectively, representing a material amount of customer concentration. For the year ended December 31, 2014 and 2013, one disputed customers accounted for 97% and 100%, respectively, of total accounts receivable, representing a material amount of credit risk.

c.  Cash and Cash Equivalents

Cash Equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition.

Table of Contents	40

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

d.  Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts of $670,000 as of December 31, 2014 and 2013, respectively. The Company generally offers 30-day credit terms on sales to its customers and requires no collateral. The Company maintains an allowance for doubtful accounts which is determined based on a number of factors, including each customer’s financial condition, general economic trends and management judgment.

e.  Revenue Recognition

Revenue from the sale of fuel is recognized when the sales price is fixed or determinable, collectability is reasonably assured and title passes to the customer, which is when the delivery of fuel is made to our customer directly from us, the supplier or a third-party subcontractor. Our fuel sales are generated principally as a fuel reseller, although at some point we intend to have inventories from which we may make deliveries. When acting as a fuel reseller, we generally purchase fuel from the supplier, mark it up and contemporaneously resell the fuel to the customer, normally taking delivery for purchased fuel at the same place and time as the delivery is made to the customer. We record the gross sale of the fuel as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Returns or discounts, if any, are netted against gross revenues. For the years ended December 31, 2014 and 2013, sales are recorded net of the allowance for returns and discounts of $-0-.

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

g.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense is included in cost of sales in the consolidated statements of operations as it relates directly to the revenues associated with events managed by the Company. Advertising expense for the years ended December 31, 2014 and 2013 was $-0-.

h.  Basic and Fully Diluted Net Loss Per Share

	For the Years Ended December 31,
	2014	2013
Basic and fully diluted net loss per share:

Loss (numerator)	$(3,233,621)	$(4,142,642)
Shares (denominator)	699,995,338	21,605,080
Per share amount	$(0.00)	$(0.19)

Table of Contents	41

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements. Diluted EPS assumes the exercise of stock option and the conversion of convertible debt, provided the effect is not anti-dilutive. The effect of computing diluted loss per share is anti-dilutive and, as such, basic and diluted loss per share is the same for the years ended December 31, 2014 and 2013.

i.  Income Taxes

The Financial Accounting Standards Board (FASB) has issued FASB ASC 740-10.  FASB ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This standard requires a company to determine whether it is more likely than not that a tax position will be sustained will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of this standard, the Company performed a review of its material tax positions in accordance with recognition and measurement standards established by FASB ASC 740-10.

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

At December 31, 2014 the Company had net operating loss carryforwards of approximately $20,146,000 that may be offset against future taxable income through 2034. No tax benefits have been reported in the financial statements, because the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.

Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL Carryover	$7,349,000	$6,250,000
Valuation allowance	(7,349,000)	(6,250,000)

Net deferred tax asset	$—	$—

Table of Contents	42

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The actual provision for income taxes differs from the amount computed by applying the federal statutory rate to losses before income taxes at December 31, 2014 and 2013, as follows:

	2014	2013
Federal income taxes at statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(8.7)	(8.7)
Permanent differences	0	0
Valuation allowance	42.7%	42.7%

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 34% to pretax income from continuing operations for the years ended December 31, 2014 and 2013 due to the following:

	2014	2013
Current Federal Tax	$—	$—
Current State Tax	—	—
Change in NOL Benefit	1,099,000	1,005,000
Valuation allowance	(1,099,000)	(1,005,000)
	$—	$—

At December 31, 2014, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014 and 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2014, 2013 and 2012.

j.  Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no material effect on the consolidated financial statements.

Table of Contents	43

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

k.  Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2014	2013

Accrued compensation	$59,027	$28,672
Misc. loans payable	5,000	5,000
Accrued interest – related party	419,013	255,177
Accrued interest- on note payable	548,938	370,894
Accrued interest- on accounts payable	183,108	129,028
Total accrued expenses	$1,215,086	$788,771

l.  Recently Issued Accounting Standards

In June of 2014 the Financial Accounting Standards Board issued Accounting Standards Update ASU 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The adoption of ASU 2014-10 did not have a significant impact on our results of operations, financial condition or cash flow.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

Table of Contents	44

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Other recent accounting pronouncements issued by the FASB and the SEC did not, or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

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

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2014 and 2013 are as follow:

2014
Accounts receivable (on acquisition)	$698,000
698,000
Less: allowance on accounts receivable	(670,000)
Accounts receivable, net	$28,000

2013
Accounts receivable (on acquisition)	$698,000
698,000
Less: allowance on accounts receivable	(670,000)
Accounts receivable, net	$28,000

The Company was involved in disputes with $698,000 of the above accounts receivable and has filed a lawsuit (refer to note 15).

NOTE 6 - ACCOUNTS PAYABLE

The accounts payable of $959,469 and $826,832 as of December 31, 2014 and 2013 respectively, includes two parties who are seeking motion for entry for final garnishment judgment, The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $192,061 of the second accounts payable. As of December 31, 2014 and 2013 the Company has accrued interest payable on these accounts of $183,108 and $129,028 which is included in accrued expenses.

Table of Contents	46

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	December 31, 2014	December 31, 2013
Notes payable, issued on May 6, 2011, unsecured, interest at 10%per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10%per annum due on demand.	172,500	172,500
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand.(1)	786,300	786,300
Notes payable issued on October 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	—	28,500
Notes payable issued on October 17, 2013 to a company, unsecured, interest at 16% per annum, due on demand.	—	5,000
Notes payable issued on October 4, 2013, January 16, 2014, and January 22, 2014 to a company, unsecured, interest at 8% per annum, due on demand.	8,000	6,000
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	7,500
Notes payable issued on July 1, 2013 to a company, unsecured, interest at 8% per annum, due on demand.	810	28,082

Total notes payable	1,034,610	1,093,382
Less: current portion	(1,034,610)	(1,093,382)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending December 31,		Amount
2015		$1,034,610
Total		$1,034,610

Accrued interest on notes payable for the years ended December 31, 2014 and 2013 was $505,482 and $363,507, respectively.

1)  This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	47

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	December 31, 2014	December 31, 2013
Notes payable issued on March 21, 2012, unsecured, interest included, due on March 21, 2014,convertible into common stock at $1.00 per share (less unamortized debt discount of $-0- and $12,616, respectively)	$—	$92,384
Convertible note issued on March 2013, unsecured, interest at 8%, due on October 05, 2013.	—	10,000
Convertible note issued on January 2014, unsecured, interest at 8%, due on November 3, 2014. Unamortized debt discount of $0 and $92,011, respectively	—	81,989
Convertible note issued on October 2013, December 2013 and February 2014, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on October 2, 2015 December 9, 2015 and February 20, 2016. Unamortized debt discount of $2,352 and $50,082, respectively	1,768	4,918
Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014 (in default). Unamortized debt discount of $-0- and $23,507, respectively	9,912	6,493
Convertible note issued on December 2013 and January 2014, unsecured, interest at 8%, due on December 12, 2014, July 20, 2014 (in default) and January 30, 2015. Unamortized debt discount of $-0- and $58,299, respectively	115,000	3,201
Convertible note issued on December 2013, unsecured, interest at 6%, due on December 12, 2014. Unamortized debt discount of $-0- and $100,317, respectively	—	32,183
Convertible note issued on January 2, 2014, unsecured, interest at 10%, due on June 2, 2014 (in default), convertible into common stock at 60% of the bid price on the date of conversion, (less unamortized debt discount of $-0- and $-0-, respectively)	11,209	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on April 10, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	6,669	—
Convertible note issued on April 4, 2014, unsecured, interest at 10%, due on May 4, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	2,679	—
Convertible note issued on March 31, 2014, unsecured, interest at 8%, due on January 2, 2015. Unamortized debt discount of $580 and $-0-, respectively.	72,730	—

Table of Contents	48

Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on September 1, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	93,000	—
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on June 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	—
Convertible note issued on May 16, 2014, unsecured, interest at 8%, due on November 16, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	1,975	—
Convertible note issued on June 30, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	1,929	—
Convertible note issued on July 9, 2014, unsecured, interest at 10%, due on February 9, 2015. Unamortized debt discount of $827 and $-0-, respectively.	3,730	—
Convertible note issued on September 8, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	1,890	—
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015. Unamortized debt discount of $978 and $-0-, respectively.	89,022	—
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015. Unamortized debt discount of $978 and $-0-, respectively.	89,022	—
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015. Unamortized debt discount of $155 and $-0-, respectively.	14,095	—

Table of Contents	49

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015. Unamortized debt discount of $489 and $-0-, respectively.	44,511	—

Total notes payable	634,141	231,168
Less: current portion	(634,141)	(226,250)
Long-term convertible debenture/notes payable	$—	$4,918

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

During the year 2014, the balance of $105,000 of the note was assigned to another note holder convertible note of February 20, 2014 (see below).

Convertible debenture March 2013:

On March 5, 2013 the Company issued a $10,000 Convertible Promissory Note against expenses incurred,which bears interest at a rate of 8%, payable on October 5, 2013 The Maker of this Note shall have option after the affected date (October 5, 2013), in its sole discretion, to convert all or part of the principal balance and accrued interest on this Note to common stock of the Maker at a 40% discount of the average three lowest trading days in the ten trading days previous to the conversion.

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

Table of Contents	50

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

During the year 2014 this note was transferred to the third party account with accrued interest on July 9, 2014 convertible promissory note (refer to paragraph Convertible note July 9, 2014 below).

The outstanding balance as of December 31, 2014 on this note is $0.

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

During the year ended December 31, 2014, the Company paid $131,500 for July 2013, August 2013 and October 2013 note. In addition, the Company paid $42,500 as a prepayment penalty which has been recorded as interest expense.

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

Dividend yield:	-0-%
Volatility	268.98%
Risk free rate:	0.08%

Table of Contents	51

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The initial fair value of the embedded debt derivative of $130,485 was allocated as a debt discount up to the proceeds of the note ($78,500) with the remainder ($51,985) charged to current period operations as interest expense for the year ended December 31, 2014.

The Company issued common stock for the conversion of balance note of $121,000.

Convertible debenture October 2013, December 2013 and February 2014

During the year ended December 30, 2014, the Company issued notes of total a $25,000 Convertible Promissory Note which bears interest at a rate of 8%, due on February 20, 2016 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

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

The initial fair value of the embedded debt derivative of $39,722 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($14,722) charged to current period operations as interest expense for the year ended December 31, 2014. The outstanding balance as of December 31, 2014 is $4,120.

Convertible debenture October 13, 2013:

On October 13, 2013, the Company issued a $30,000 Convertible Promissory Note which bears interest at a rate of 6%, due on October 13, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest five prior trading days immediately preceding the date of conversion. Default rate of interest is 24% per annum.

The Company received a net of $26,100 from the convertible note holder; $1,500 was paid towards the legal expenses and $2,400 toward third party fees.

Table of Contents	52

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

During the year 2014 the Company issued 15,261,282 shares for of common stock to convert note amount of $20,087. The closing balance as of December 31, 2014 is $9,912.

Convertible debenture December 2013 and January 2014

During the year ended December 31, 2014, the Company issued two notes of total a $228,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 20, 2014 and January 30, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

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

The initial fair value of the embedded debt derivative of $383,457 was allocated as a debt discount up to the proceeds of the note ($228,500) with the remainder ($154,957) charged to current period operations as interest expense for the year ended December 31, 2014. The outstanding balance of this note is $115,000 as of December 31, 2014.

Table of Contents	53

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Convertible debenture December 12, 2013:

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

During the year 2014 note amount of $132,000 converted to shares of common stock and outstanding balance as of December 31, 2014 is $0.

Convertible debenture January 2, 2014

During the year ended December 31, 2014, the Company issued notes of total a $11,209 Convertible Promissory Note which bears interest at a rate of 8%, due on June 2, 2014 and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 40% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $7,473 and was recorded as debt discount. The outstanding balance on this note is $11,209 as of December 31, 2014.

Convertible debentures February 20, 2014:

During the year ended December 31, 2014, the Company issued Convertible note of $145,000 for expenses incurred of $40,000 and transfer of loan of $105,000. The Convertible Promissory Note bears interest at a rate of 8%, due on December 30, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified Debt discount of $96,667 related to the Convertible Promissory Note issued on February 20, 2014. The accounting treatment of debt discount financial instruments requires that the Company record the Debt discount on notes as of the inception date of the Convertible Promissory note and amortized it over the period of note. The Company has fully amortized $96,667 and charged to current period operations as interest expense for the year ended December 31, 2014.

Table of Contents	54

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

During the year 2014 note amount of $145,000 converted to shares of common stock and outstanding balance as of December 31, 2014 is $0.

Convertible debentures March 10, 2014 and April 9, 2014:

During the year ended December 31, 2014, the Company issued Convertible notes of $6,669 and $2,679 for expenses incurred the Convertible Promissory Notes which bears interest at a rate of 10%, due on April 9, 2014 and May 9, 2014 respectively,are convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified Debt discounts of $6,629 and $1,182 related to the Convertible Promissory Note issued on March 10, 2014 and April 9, 2014 respectively. The accounting treatment of debt discount financial instruments requires that the Company record the Debt discount on notes as of the inception date of the Convertible Promissory note and amortized it over the period of note. The Company has fully amortized $6,629 and $1,182 and charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $6,669 and $2,679.

Convertible debentures March 31, 2014:

During the year ended December 31, 2014, the Company issued note of $83,500 Convertible Promissory Note which bears interest at a rate of 8%, due on January 2, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on March 31, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $157,749 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	266.94%
Risk free rate:	0.10%

The initial fair value of the embedded debt derivative of $157,749 was allocated as a debt discount up to the proceeds of the note ($83,500) with the remainder ($74,249) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $73,310.

Table of Contents	55

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Convertible debentures April 1, 2014:

During the year ended December 31, 2014, the Company issued note of $93,000 for expenses incurred, the Convertible Promissory Note which bears interest at a rate of 10%, due on September 9, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 75% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on April 1, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $111,104 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	266.94%
Risk free rate:	0.05%

The initial fair value of the embedded debt derivative of $111,104 was allocated as a debt discount up to the proceeds of the note ($93,000) with the remainder ($18,104) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $93,000.

Convertible debentures April 1, 2014 June 1, 2014 and June 4, 2014:

During the year ended December 31, 2014, the Company issued three convertible note of $25,000 each, $50,000 for expenses incurred and $25,000 transfer of loan. One Convertible promissory note bears interest at 16% and other two notes bears interest rate of 10%. The notes of $25,000 each which due September 9, 2014 and December 1, 2014 are convertible into the Company’s common stock at the holder’s option at conversion price of $0.05, and the note of $25,000 which is due on demand is convertible at the conversion rate of 75% of the average of the lowest trading price for five trading days immediately preceding the date of conversion.

The Company identified Debt discount of $25,000 each related to the Convertible Promissory Note issued on April 1, 2014 and June 6, 2014. The accounting treatment of debt discount financial instruments requires that the Company record the Debt discount on note as of the inception date of the Convertible Promissory Note and amortized it over the period of note. The Company has fully amortized $50,000 and charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance for these three convertible notes payable as of December 31, 2014 is $25,000 each.

Table of Contents	56

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Convertible debentures May 16, 2014:

During the year ended December 31, 2014, the Company issued Convertible note of $1,975 for expenses incurred the Convertible Promissory Note which bears interest at a rate of 8%, due on November 16, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified Debt discount of $1,391 related to the Convertible Promissory Note issued on May 16, 2014. The accounting treatment of debt discount financial instruments requires that the Company record the Debt discount on notes as of the inception date of the Convertible Promissory note and amortized it over the period of note. The Company has fully amortized $1,391 and charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $1,975.

Convertible debentures June 30, 2014:

During the year ended December 31, 2014, the Company issued Convertible note of $1,929 for expenses incurred the Convertible Promissory Note which bears interest at a rate of 8%, due on December 30, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified Debt discount of $1,417 related to the Convertible Promissory Note issued on June 30, 2014. The accounting treatment of debt discount financial instruments requires that the Company record the Debt discount on notes as of the inception date of the Convertible Promissory note and amortized it over the period of note. The Company has fully amortized $1,417 and charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $1,929.

Convertible debentures July 9, 2014:

During the year ended December 31, 2014, the Company issued note of $16,056 through transfer of convertible note, accrued interest and miscellaneous loans payable, the Convertible Promissory Note which bears interest at a rate of 10%, due on February 9, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on July 9, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $20,585 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Table of Contents	57

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Dividend yield:	-0-%
Volatility	294.57%
Risk free rate:	0.07%

The initial fair value of the embedded debt derivative of $20,585 was allocated as a debt discount up to the proceeds of the note ($16,056) with the remainder ($4,529) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $4,557 after $11,500 converted to shares of common stock during the year ended December 31, 2014.

Convertible debentures September 8, 2014:

During the year ended December 31, 2014, the Company issued note of $1,890 for expenses incurred, the Convertible Promissory Note which bears interest at a rate of 8%, due on December 30, 2014 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on September 8, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $3,150 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	305.21%
Risk free rate:	0.03%

The initial fair value of the embedded debt derivative of $3,150 was allocated as a debt discount up to the proceeds of the note ($1,890) with the remainder ($1,260) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $1,890.

Convertible debenture August 2014 and September 2014

During the year ended December 31, 2014, the Company issued notes of total a $58,498 Convertible Promissory Note which bears interest at a rate of 12%, due on November 1, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest day trading price for ten trading days immediately preceding the date of conversion.

Table of Contents	58

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in August and September 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $97,497 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	304.14%-309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $97,497 was allocated as a debt discount up to the proceeds of the note ($58,498) with the remainder ($38,998) charged to current period operations as interest expense for the year ended December 31, 2014.

The Company repaid these notes in cash during the year ended December 31, 2014.

Convertible debentures October 1, 2014:

During the year ended December 31, 2014, the Company issued note of $90,000, the Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on October 1, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $150,000 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $150,000 was allocated as a debt discount up to the proceeds of the note ($90,000) with the remainder ($60,000) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $90,000.

Convertible debentures October 2014:

During the year ended December 31, 2014, the Company issued note of $90,000, the Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

Table of Contents	59

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company identified embedded derivatives related to the Convertible Promissory Note issued on October 1, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $150,000 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $150,000 was allocated as a debt discount up to the proceeds of the note ($90,000) with the remainder ($60,000) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $90,000.

Convertible debentures October 1, 2014:

During the year ended December 31, 2014, the Company issued note of $14,250 the Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on October 1, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $23,750 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $23,750 was allocated as a debt discount up to the proceeds of the note ($14,250) with the remainder ($9,500) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $14,250.

Convertible debentures October 1, 2014:

During the year ended December 31, 2014, the Company issued note of $45,000 the Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

Table of Contents	60

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company identified embedded derivatives related to the Convertible Promissory Note issued on October 1, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $75,000 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $75,000 was allocated as a debt discount up to the proceeds of the note ($45,000) with the remainder ($30,000) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of December 31, 2014 is $45,000.

The fair value of the described embedded derivative of $340,825 at December 31, 2014 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	334.26%
Risk free rate:	0.00%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in noncash, non-operating gain of $884,692 for the year ended December 31, 2014.

During the year ended December 31, 2014 and 2013 the Company amortized $1,325,064 and $462,157, respectively, of beneficial debt discount to the operations as interest expense.

Maturities of notes payable are as follows:
Year Ending December 31,	Amount
2015	$640,499
Total	640,499
Less: Unamortized debt discount	(6,358)
Total	$634,141

Accrued interest on convertible notes payable for the years ended December 31, 2014 and 2013 was $43,456 and $7,387, respectively.

Table of Contents	61

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following

	December 31, 2014	December 31, 2013
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	$1,710	$17,000
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	42,470	194,254
Convertible note issued in January 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on April 3, 2014, unsecured, interest at 10%, due on demand.	14,000	—
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on May 21, 2014, unsecured, interest at 10%, due on demand.	4,000	—
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000.	30,542	—
Convertible note issued on July 1, 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on November 5, 2014, unsecured, interest at 10%, due on demand.	4,000	—
Convertible note issued on November 5, 2014, unsecured, interest at 10%, due on demand.	45,000	—
Convertible note issued on December 1, 2014, unsecured, interest at 10%, due on demand.	4,000	—
Total convertible notes payable - related parties	280,722	211,254
Less: current portion	(280,722)	(211,254)
Long-term convertible notes payable - related parties	$—	$—

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

Table of Contents	62

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

During the year 2014, the Company issued 15,035,714 shares for the Conversion of note of $15,290. The outstanding balance as of December 31, 2014 is $1,710

Convertible debenture October 1, 2013

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

During the year 2014, the Company issued 340,906,979 shares for the conversion of note of $151,784. The outstanding balance as of December 31, 2014 is $42,470.

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

Table of Contents	63

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $45,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $45,000 was amortized. The outstanding balance as of December 31, 2014 is $45,000.

Convertible debenture April 1, 2014

In April 2014 the Company issued a $45,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of December 31, 2014 is $45,000

Convertible debenture April 3, 2014

In April 2014 the Company issued a $14,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

Table of Contents	64

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $9,333 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $9,333 was amortized. The outstanding balance as of December 31, 2014 is $14,000

Convertible debenture May 21, 2014

In May 2014 the Company issued a $4,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $4,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $4,000 was amortized. The outstanding balance as of December 31, 2014 is $4,000

Convertible debenture June 4, 2014

In June 2014 the Company issued a $50,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

Table of Contents	65

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company identified embedded derivatives related to the Convertible Promissory Note issued on June 4, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $46,875 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	290.02%
Risk free rate:	0.00%

The initial fair value of the embedded debt derivative of $46,875 was allocated as a debt discount for the year ended December 31, 2014. During the year ended December 31, 2014, debt discount of $46,875 was amortized.

During the year 2014, the Company issued 19,458,498 shares for the conversion of note of $19,458. The outstanding balance as of December 31, 2014 is $30,542

Convertible debenture July 1, 2014

In July 2014 the Company issued a $45,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of December 31, 2014 is $45,000

Convertible debenture November 5, 2014

In November 2014 the Company issued a $4,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized

Table of Contents	66

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,667 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $2,667 was amortized. The outstanding balance as of December 31, 2014 is $4,000

Convertible debenture November 5, 2014

In November 2014 the Company issued a $45,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of December 31, 2014 is $45,000

Convertible debenture December 1, 2014

In December 2014 the Company issued a $4,000 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes

Table of Contents	67

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,667 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $2,667 was amortized. The outstanding balance as of December 31, 2014 is $4,000

The fair value of the described embedded derivative of $33,333 at December 31, 2014 was determined using the Binomial Lattice Model with the following assumptions:

Dividend yield:	-0-%
Volatility	334.26%
Risk free rate:	0.00%

At December 31, 2014, the Company adjusted the recorded fair value of the derivative liability to market on both notes resulting in noncash, non-operating gain of $13,542 for the year ended December 31, 2014.

For the year ended December 31, 2014 and 2013, interest expenses charged on the above notes is $38,933 and $4,843, respectively. Accrued interest on convertible notes payable – related parties as of December 31, 2014 and 2013 was $38,933 and $4,843, respectively.

During the year ended December 31, 2014 and 2013 the Company amortized $217,886 and $195,004, respectively,of beneficial debt discount to the operations as interest expense.

Table of Contents	68

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	December 31, 2014	December 31, 2013
Note payable to a related individual, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default (1)	$—	$1,087,370
Note payable to a related individual, secured by tangible and intangible assets of the Company, interest at 16%, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share, Note is in default. (1)	1,080,973	—
Note payable to a related individual, interest at 8%, past due. Note is in default(2)	1,000,000	1,000,000
Notes payable to related individuals, unsecured,interest at 10%, due on demand (3)	28,500	28,500
Notes payable to related individuals, unsecured,interest at 12%, due on demand (4)	28,633	—
Total notes payable - related parties	2,138,106	2,115,870
Less: current portion	(2,138,106)	(2,115,870)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending December 31,		Amount
2015		$2,138,106
Total		$2,138,106

Accrued interest on notes payable – related parties for the years ended December 31, 2014 and 2013 was $380,080 and $250,334, respectively. During the years ended December 31, 2014 and 2013, total interest expense to related party was $197,372 and $207,380, respectively.

1)	This note was originally issued for $450,000. During the year ended December 31, 2014, the principle value of $450,000 along with accrued interest of $837,370 was converted to two new notes for $1,087,370 and $200,000. In the year 2013 the Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000 from above. In the year 2014, the Company issued 3,500,000 shares of common stock for Note value of $35,000 and accrued interest of $6,650. The Balance note along with the balance accrued interest of $130,603 was transferred to another note holder for $1,080,973. The accrued interest as of December 31, 2014 is $134,378.

Table of Contents	69

2)	This note was issued for the acquisition of AFI on January 28, 2012. As of December 31, 2014 and 2013, the Company had accrued interest on the note in the amount of $233,863 and $154,082, respectively.
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transferred its loan to a non- related party. During the year 2013 itself the Company issued 1,800,000 shares of the common stock to settle $28,300 of note of non- related party. Accrued interest as of December 31, 2014 and 2013 is $10,585 and $7,743, respectively.
4)	During the year 2014, the Company issued the note value of $26,000 in cash and $2,632 for expenses incurred. Accrued interest as of December 31, 2014 is $1,255

NOTE 11 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of December 31, 2014 and 2013 the Company has 200 shares of preferred stock as issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

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

Common stock

The Company is authorized to issue 2,500,000,000 shares of $0.0001 par value of common stock. As of December 31, 2014 and 2013 the Company had 1,938,172,724 and 37,709,552 shares of common stock as issued and outstanding.

On January 28, 2013, we issued an aggregate of 49,951 shares of common stock, valued at $82,419, to employees and consultants of the Company. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to each of our directors at an exercise price of $1.65 per share.

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

On May 31, 2013, the Company issued an aggregate of 254,000 shares of its common stock, valued at $304,800, to certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 1.6% of the issued and outstanding shares of the Company.

Table of Contents	70

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On June 10, 2013, the Company issued 45,454 shares of its common stock, valued at $30,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 0.2% of the issued and outstanding shares of the Company.

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

On July 11, 2013, the Company issued 266,134 shares of its common stock, valued at $40,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.7% of the issued and outstanding shares of the Company.

On July 16, 2013, the Company issued 448,028 shares of its common stock, valued at $25,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 2.82% of the issued and outstanding shares of the Company.

On July 29, 2013, the Company issued 806,451 shares of its common stock, valued at $15,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.95% of the issued and outstanding shares of the Company.

On August 1, 2013, the Company issued 786,163 shares of its common stock, valued at $10,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.6% of the issued and outstanding shares of the Company.

On August 2, 2013, the Company issued 864,779 shares of its common stock, valued at $11,000, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 4.83% of the issued and outstanding shares of the Company.

On August 6, 2013, the Company issued 75,000 shares of its common stock, valued at $4,500, to a consultant of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 0.4% of the issued and outstanding shares of the Company.

On August 8, 2013, the Company issued 300,000 shares of its common stock, valued at $3,816, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.5% of the issued and outstanding shares of the Company.

Table of Contents	71

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On August 9, 2013, the Company issued 300,000 shares of its common stock, valued at $3,816, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.56% of the issued and outstanding shares of the Company.

On August 12, 2013, the Company issued 264,779 shares of its common stock, valued at $3,368, to Peak One in connection with the conversion of a debenture issued by the Company to Peak One in October 2012. The number of shares issued, at the time of such issuance, represented approximately 1.36% of the issued and outstanding shares of the Company.

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

On August 22, 2013, the Company issued an aggregate of 531,438 shares of its common stock, valued at $47,829, to certain employees and consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 2.7% of the issued and outstanding shares of the Company.

On August 22, 2013, the Company issued 2,017,036 shares of unregistered common stock to an accredited investor in exchange for cash in the amount of $137,985. The number of shares issued, at the time of such issuance, represented approximately 9.98% of the issued and outstanding shares of the Company.

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

Table of Contents	72

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On October 23, 2013, the Company issued an aggregate of 2,100,000 shares of its common stock, valued at $708,500, to officers and directors, and certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 7.5% of the issued and outstanding shares of the Company.

On October 30, 2013, pursuant to the terms of a settlement agreement, the Company issued an additional 500,000 shares of common stock, valued at $35,000. The number of shares issued, at the time of such issuance, represented approximately 1.67% of the issued and outstanding shares of the Company.

On November 20, 2013, the Company issued an aggregate of 5,075,713 shares of its common stock, valued at $355,300, to certain employees and contract personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 16.74% of the issued and outstanding shares of the Company.

On November 21, 2013, the Company converted into 1,800,000 shares of common stock, valued at $28,300, a certain promissory note originally issued by the Company on December 7, 2004. The number of shares issued, at the time of such issuance, represented approximately 5.08% of the issued and outstanding shares of the Company.

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

Table of Contents	73

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On December 16, 2013, the Company converted into 250,000 shares of common stock, valued at $7,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 0.6% of the issued and outstanding shares of the Company.

On December 30, 2013, the Company converted into 277,778 shares of common stock, valued at $5,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 0.7% of the issued and outstanding shares of the Company.

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

On January 13, 2014, the Company issued an aggregate of 2,859,067 shares of its common stock, valued at $200,135, to certain consulting personnel for services provided. The number of shares issued, at the time of such issuance, represented approximately 7.26% of the issued and outstanding shares of the Company.

On January 14, 2014, the Company converted into 1,660,026 shares of common stock, valued at $25,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.4% of the issued and outstanding shares of the Company.

Table of Contents	74

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On January 27, 2014, the Company converted into 809,067 shares of common stock, valued at 25,245, a loan originally received by the Company on July 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.95% of the issued and outstanding shares of the Company.

On January 29, 2014, the Company converted into 1,166,667 shares of common stock, valued at $17,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 2.76% of the issued and outstanding shares of the Company.

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

On February 10, 2014, the Company converted into 1,237,624 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 2.85% of the issued and outstanding shares of the Company.

On February 18, 2014, the Company converted into 1,470,588 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 3.29% of the issued and outstanding shares of the Company.

Table of Contents	75

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On March 3, 2014, the Company issued 1,000,000 shares of its common stock, valued at $20,000, to a consultant of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 2.16% of the issued and outstanding shares of the Company.

On March 4, 2014, the Company converted into 2,083,333 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.42% of the issued and outstanding shares of the Company.

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

On March 17, 2014, the Company converted into 2,210,884 shares of common stock, valued at $13,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.49% of the issued and outstanding shares of the Company.

On March 31, 2014, the Company converted into 2,529,762 shares of common stock, valued at $17,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.92% of the issued and outstanding shares of the Company.

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

On April 1, 2014, the Company issued a promissory note in the original principal amounts of $93,000 (the “Note”) to a consultant of the Company for services rendered. The Note carries an interest rate of 10% per annum, and at the election of the lender is convertible into fully paid and non-assessable shares of common stock of the Company at a 25% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

Table of Contents	76

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On April 1, 2014, the Company converted into 744,048 shares of common stock, valued at $5,000, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.37% of the issued and outstanding shares of the Company.

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

On April 1, 2014, the Company issued a promissory note in the original principal amount of $6,669 (“Note”) to a lender. The Note matures on May 1, 2014 and carries an interest rate of 10% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of common stock of the Company at a 40% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

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

On April 7, 2014, the Company converted into 1,200,000 shares of common stock, valued at $20,640, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.19% of the issued and outstanding shares of the Company.

On April 8, 2014, the Company converted into 1,070,205 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.91% of the issued and outstanding shares of the Company.

On April 9, 2014, the Company converted into 3,656,379 shares of common stock, valued at $18,434, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 6.42% of the issued and outstanding shares of the Company.

Table of Contents	77

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On April 28, 2014, the Company converted into 2,400,000 shares of common stock, valued at $16,560, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.96% of the issued and outstanding shares of the Company.

On May 2, 2014, the Company converted into 3,125,000 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.96% of the issued and outstanding shares of the Company.

On May 2, 2014, the Company converted into 2,500,000 shares of common stock, valued at $16,500, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.78% of the issued and outstanding shares of the Company.

On May 6, 2014, the Company converted into 6,854,167 shares of common stock, valued at $71,333, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 9.98% of the issued and outstanding shares of the Company.

On May 6, 2014, the Company converted into 3,125,000 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.14% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 5,630,630 shares of common stock, valued at $12,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 7.16% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, valued at $13,600, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.03% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 3,400,000 shares of common stock, valued at $38,114, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.87% of the issued and outstanding shares of the Company.

On May 7, 2014, the Company converted into 995,833 shares of common stock, valued at $12,846, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.09% of the issued and outstanding shares of the Company.

Table of Contents	78

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On May 8, 2014, the Company converted into 4,504,504 shares of common stock, valued at $9,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 4.89% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 5,000,000 shares of common stock, valued at $36,100, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.17% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 3,041,667 shares of common stock, valued at $22,813, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.9% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 4,750,000 shares of common stock, valued at $29,925, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.54% of the issued and outstanding shares of the Company.

On May 9, 2014, the Company converted into 3,500,000 shares of common stock, valued at 35,000, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 3.2% of the issued and outstanding shares of the Company.

On May 12, 2014, the Company issued 500,000 shares of its common stock, valued at $2,150, to a director of the Company for services provided. The number of shares issued, at the time of such issuance, represented approximately 0.4% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 3,500,000 shares of common stock, valued at $22,085, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.08% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company issued 500,000 shares of restricted common stock, valued at $50,000, to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 0.42% of the issued and outstanding shares of the Company.

On May 15, 2014, the Company converted into 9,615,384 shares of common stock, valued at $15,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 8.19% of the issued and outstanding shares of the Company.

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

Table of Contents	79

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On May 19, 2014, the Company issued 500,000 shares of restricted common stock, valued at $50,000, to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 0.3% of the issued and outstanding shares of the Company.

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

On May 22, 2014, the Company converted into 4,166,667 shares of common stock, valued at $7,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.26% of the issued and outstanding shares of the Company.

On May 23, 2014, the Company converted into 3,505,263 shares of common stock, valued at $14,722, a portion of a certain convertible promissory note originally issued by the Company on October 23, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.66% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 3,750,000 shares of common stock, valued at $16,688, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.77% of the issued and outstanding shares of the Company.

On May 15, 2014, the Company converted into 9,567,901 shares of common stock, valued at $15,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 6.89% of the issued and outstanding shares of the Company.

On May 13, 2014, the Company converted into 5,044,270 shares of common stock, valued at $9,940, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.31% of the issued and outstanding shares of the Company.

On May 30, 2014, the Company converted into 4,461,282 shares of common stock, valued at $25,250, a portion of a loan originally received by the Company on October 14, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.84% of the issued and outstanding shares of the Company.

On May 30, 2014, the Company converted into 1,050,410 shares of common stock, valued at $3,151, a loan originally received by the Company on August 13, 2013. The number of shares issued, at the time of such issuance, represented approximately 0.65% of the issued and outstanding shares of the Company.

On June 3, 2014, the Company converted into 6,987,877 shares of common stock, valued at $12,578, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.29% of the issued and outstanding shares of the Company.

Table of Contents	80

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On June 3, 2014, the Company converted into 16,025,641 shares of common stock, valued at $25,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.45% of the issued and outstanding shares of the Company.

On May 19, 2014, the Company issued 2,000,000 shares of restricted common stock, valued at $7,800, to a consultant for services rendered. The number of shares issued, at the time of such issuance, represented approximately 1.07% of the issued and outstanding shares of the Company.

On June 11, 2014, the Company converted into 17,948,718 shares of common stock, valued at $28,000, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.56% of the issued and outstanding shares of the Company.

On June 11, 2014, the Company converted into 8,000,000 shares of common stock, valued at 42,080, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.89% of the issued and outstanding shares of the Company.

On June 12, 2014, the Company converted into 8,240,741 shares of common stock, valued at $13,350, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.85% of the issued and outstanding shares of the Company.

On June 23, 2014, the Company converted into 18,055,556 shares of common stock, valued at $19,500, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 8.13% of the issued and outstanding shares of the Company.

On June 26, 2014, the Company converted into 4,545,455 shares of common stock, valued at 6,354, a portion of a certain convertible promissory note originally issued by the Company on October 4, 2013. The number of shares issued, at the time of such issuance, represented approximately 1.89% of the issued and outstanding shares of the Company.

On June 27, 2014, the Company converted into 6,437,879 shares of common stock, valued at $8,498, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 2.63% of the issued and outstanding shares of the Company.

On June 30, 2014, the Company issued a promissory note in the original principal amount of $1,928.50 (“Note”) to a lender. The Note matures on December 30, 2014 and carries an interest rate of 8% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of common stock of the Company at a 40% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

Table of Contents	81

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

On July 14, 2014, the Company converted into 24,057,318 shares of common stock, valued at $18,360, a portion of a loan originally received by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 9.59% of the issued and outstanding shares of the Company.

On July 14, 2014, the Company converted into 15,517,241 shares of common stock, valued at 27,000, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 5.64% of the issued and outstanding shares of the Company.

On July 15, 2014, the Company converted into 14,202,945 shares of common stock, valued at $10,266, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.66% of the issued and outstanding shares of the Company.

On July 15, 2014, the Company converted into 14,291,666 shares of common stock, valued at $10,290, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.69% of the issued and outstanding shares of the Company.

On July 17, 2014, the Company converted into 25,757,576 shares of common stock, valued at $76,242, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 8.07% of the issued and outstanding shares of the Company.

On July 18, 2014, the Company converted into 8,400,000 shares of common stock, valued at $28,224, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.43% of the issued and outstanding shares of the Company.

On July 22, 2014, the Company converted into 16,428,571 shares of common stock, valued at $13,800, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.65% of the issued and outstanding shares of the Company.

On July 23, 2014, the Company converted into 13,047,619 shares of common stock, valued at $10,960, a portion of a certain convertible promissory note originally issued by the Company in February, 2000. The number of shares issued, at the time of such issuance, represented approximately 3.53% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 21,323,529 shares of common stock, valued at $35,824, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.57% of the issued and outstanding shares of the Company.

Table of Contents	82

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On July 24, 2014, the Company converted into 6,944,444 shares of common stock, valued at $5,000, a portion of a certain convertible promissory note originally issued by the Company on March 21, 2012. The number of shares issued, at the time of such issuance, represented approximately 1.71% of the issued and outstanding shares of the Company.

On July 24, 2014, the Company converted into 10,401,348 shares of common stock, valued at $14,458, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.53% of the issued and outstanding shares of the Company.

On July 30, 2014, the Company converted into 37,037,037 shares of common stock, valued at $45,926, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 8.79% of the issued and outstanding shares of the Company.

On August 6, 2014, the Company converted into 21,851,852 shares of common stock, valued at $11,800, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.76% of the issued and outstanding shares of the Company.

On August 6, 2014, the Company converted into 45,740,741 shares of common stock, valued at $75,015 a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.52% of the issued and outstanding shares of the Company.

On August 11, 2014, the Company converted into 26,812,500 shares of common stock, valued at $42,175, a portion of a certain convertible promissory note originally issued by the Company on December 12, 2013. The number of shares issued, at the time of such issuance, represented approximately 5.09% of the issued and outstanding shares of the Company.

On August 11, 2014, the Company converted into 45,740,741 shares of common stock, valued at $56,719, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.27% of the issued and outstanding shares of the Company.

On August 12, 2014, the Company converted into 15,131,579 shares of common stock, valued at $11,500, a portion of a certain convertible promissory note originally issued by the Company on March 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 2.52% of the issued and outstanding shares of the Company.

On August 13, 2014, the Company converted into 29,761,905 shares of common stock, valued at $12,500, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.85% of the issued and outstanding shares of the Company.

On August 19, 2014, the Company converted into 16,666,667 shares of common stock, valued at $28,000, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 2.59% of the issued and outstanding shares of the Company.

Table of Contents	83

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On August 20, 2014, the Company converted into 36,826,054 shares of common stock, valued at $31,670, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 5.58% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 24,888,889 shares of common stock, valued at $22,933, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.57% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 62,500,000 shares of common stock, valued at $43,753, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.66% of the issued and outstanding shares of the Company.

On August 22, 2014, the Company converted into 52,729,500 shares of common stock, valued at $36,934, a portion of a certain convertible promissory note originally issued by the Company on January 30, 2014. The number of shares issued, at the time of such issuance, represented approximately 6.72% of the issued and outstanding shares of the Company.

On August 25, 2014, the Company converted into 40,476,190 shares of common stock, valued at $17,000, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.83% of the issued and outstanding shares of the Company.

On August 29, 2014, the Company issued a promissory note in the original principal amount of $7,000 (“Note”) to a lender. The Note matures on November 1, 2014 and carries an interest rate of 12% per annum. The Note, at the election of the lender is convertible into fully paid and non-assessable shares of common stock of the Company at a 40% discount to the average of the three lowest trading days in the ten trading days previous to the conversion.

On September 2, 2014, the Company converted into 30,833,333 shares of common stock, valued at $19,606, a portion of a certain convertible promissory note originally issued by the Company on October 5, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.51% of the issued and outstanding shares of the Company.

On September 10, 2014, the Company converted into 62,500,000 shares of common stock, valued at $37,500, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 6.88% of the issued and outstanding shares of the Company.

On September 10, 2014, the Company converted into 76,923,077 shares of common stock, valued at $34,308, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.92% of the issued and outstanding shares of the Company.

Table of Contents	84

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On September 17, 2014, the Company converted into 48,000,000 shares of common stock, valued at 32,640, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.58% of the issued and outstanding shares of the Company.

On September 18, 2014, the Company converted into 53,720,027 shares of common stock, valued at $14,000, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.9% of the issued and outstanding shares of the Company.

On September 18, 2014, the Company converted into 50,000,000 shares of common stock, valued at $21,000, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.35% of the issued and outstanding shares of the Company.

On September 26, 2014, the Company converted into 95,000,000 shares of common stock, valued at $28,500, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.92% of the issued and outstanding shares of the Company.

On September 30, 2014, the Company converted into 63,583,333 shares of common stock, valued at $7,630, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.91% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 100,000,000 shares of common stock, valued at 30,000, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 7.36% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 53,000,000 shares of common stock, valued at $19,080, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.63% of the issued and outstanding shares of the Company.

On October 7, 2014, the Company converted into 74,166,666 shares of common stock, valued at $8,900, a portion of a certain convertible promissory note originally issued by the Company on October 1, 2013. The number of shares issued, at the time of such issuance, represented approximately 4.9% of the issued and outstanding shares of the Company.

On October 8, 2014, the Company converted into 51,000,000 shares of common stock, valued at $18,360, a portion of a certain convertible promissory note originally issued by the Company on October 2, 2013. The number of shares issued, at the time of such issuance, represented approximately 3.21% of the issued and outstanding shares of the Company.

On October 3, 2014, the Company converted into 67,000,000 shares of common stock, valued at $13,400, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 4.09% of the issued and outstanding shares of the Company.

Table of Contents	85

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

On October 16, 2014, the Company converted into 32,083,333 shares of common stock, valued at $5,133, a portion of a certain convertible promissory note originally issued by the Company on March 31, 2014. The number of shares issued, at the time of such issuance, represented approximately 1.88% of the issued and outstanding shares of the Company.

On October 16, 2014, the Company converted into 52,833,333 shares of common stock, valued at $8,454, a portion of a certain convertible promissory note originally issued by the Company on March 31, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.04% of the issued and outstanding shares of the Company.

On October 17, 2014, the Company converted into 62,500,000 shares of common stock, valued at 12,500, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 3.49% of the issued and outstanding shares of the Company.

On October 24, 2014, the Company converted into 84,916,667 shares of common stock, valued at $13,587, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 4.39% of the issued and outstanding shares of the Company.

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2013	70,000	$0.01
Granted	300,000	1.65
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2013	370,000	$1.34
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2014	370,000	$1.34

Table of Contents	86

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Common stock options outstanding and exercisable as of December, 2014 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	4.75	65,000	$0.01
January 2, 2019	1.65	300,000	5.00	218,630	$1.65
Total		370,000		283,630

On January 28, 2013, pursuant to its 2012 Equity Incentive Plan, the Company issued 150,000 common stock purchase options to each of their directors at an exercise price of $1.65 per share. Out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion (determined as described below) of $138,002 and $249,643 was charged to expenses and additional paid in capital during the year ended December 31, 2014 and 2013, respectively.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 13 - RELATED PARTY TRANSACTIONS

From time to time, an officer of the Company and an entity they owns paid for expenses of the Company for which he has not been reimbursed. These unreimbursed expenses are disclosed as due to related parties. The balance due at December 31, 2014 and 2013 was 52,973 and $56,973, respectively.

During the year ended December 31, 2014 and 2013, the Company issued -0- and 1,826,622 shares to a major shareholder and Vice President of Sales of the Company, for services rendered to the Company regarding business in South Africa which was fair valued at market rate for $-0- and $247,733, respectively.

Table of Contents	87

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2014:

		Fair Value Measurements at December 31, 2014 using:
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Debt Derivative liabilities	$372,939	—	—	$372,939

The debt derivative  and warrant liabilities are measured at fair value using quoted market prices and estimated volatility factors based on historical prices for the Company’s common stock and are classified within Level 3 of the valuation hierarchy.

Table of Contents	88

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2014 and 2013:

Debt Derivative Liability
Balance, December 31, 2012	$265,589
Initial fair value of debt derivatives at note issuances	860,708
Extinguished derivative liability	(334,082)
Mark-to-market at December 31, 2013 - Embedded debt derivatives	(233,667)
Balance, December 31, 2013	$558,548
Initial fair value of debt derivatives at note issuances	1,389,373
Extinguished derivative liability	(676,748)
Mark-to-market at December 31, 2014 - Embedded debt derivatives	(898,234)
Balance, December 31, 2014	$372,939

Net gain for the period included in earnings relating to the liabilities held at December 31, 2014	$898,234

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

Table of Contents	89

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Russell Adler.

On January 11, 2013, Russell Adler, our former Chief Executive Officer, filed a cross-complaint against the Company, AFI, and other associated persons in the Seventeenth Judicial District Court, Broward County, Florida. Mr. Adler’s complaint alleges various causes of action, including indemnification from the Company in respect of litigation involving the Leyvas described above, damages for breach of Mr. Adler’s employment contract, fraud, unpaid legal fees, unjust enrichment, and quantum meruit. The Company believes Mr. Adler’s claims are without merit and intend to defend the same.

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

Table of Contents	90

FUELSTREAM, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Future minimum lease and related payments are as follows:

2015	$-
2016	-
2017	-
2018 and after	-

The Company’s main office is located in Fort Lauderdale, Florida. The lease had a term of 12 months, which began on August 1, 2012 and expires on July 31, 2014.  The Company currently pays rent and related costs of approximately $6,575 per month.

There is no lease obligation in its administrative office in Draper, Utah as only accounting and legal functions are performed there.

NOTE 16 - SUBSEQUENT EVENTS

On December 8, 2014, the board of directors and the holders of a majority in interest of our voting capital stock approved a 1-for-2,000 reverse split of our common shares (“Reverse Split”). The Reverse Split is still pending and has yet to be declared effective by FINRA.

On January 6, 2015, the Company issued a convertible promissory note in the original principal amount of $6,000 (“Note”) to a lender. The Note matures on October 10, 2015 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of Common Stock of the Company at a 50% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the twenty trading days previous to the conversion date.

Table of Contents	91

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)   We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Table of Contents	92

(b)   There were no changes in our internal control over financial reporting during the year ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014.

ITEM 9B. OTHER INFORMATION.

None.

Table of Contents	93

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Our board of directors consists of the following one individual:

Name and Year First Elected Director(1)	Age	Background Information
John D. Thomas (2014)	43

Mr. Thomas, age 43, has practiced law specializing in general corporate law, securities, and mergers and acquisitions for his law firm, John D. Thomas P.C. since June, 2003. From April 3, 2014 to July 10, 2014, Mr. Thomas served as the Company’s interim Chief Executive Officer and Secretary. From September, 2013 through December, 2013, Mr. Thomas served on the Board of Directors of Helmer Directional Drilling Corp, a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. From March 2008 until March 2012, Mr. Thomas served as a member of the board of directors and chairman of the audit committee of Bayhill Capital, Inc. (BYHL.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. From July, 2009 to May, 2011, Mr. Thomas served as a member of the board of directors of Vican Resources, Inc. (OTC: VCAN), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. Since August 2009, Mr. Thomas has been a member of the board of directors of London Pacific & Partners, Inc. (OTC: LDPP), a Los Angeles and London-based investment and advisory firm specializing in healthcare and hospitality finance. In August, 2009, Mr. Thomas entered into a settlement with the Commodity Futures Trading Commission wherein Mr. Thomas consented to an order of permanent injunction from his future involvement in commodity pools trading and commodities operations. Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.

(1) The business address of Mr. Thomas is 11650 South State Street, Suite 240, Draper, Utah 84020.

Director Independence

We do not consider our sole member of our board of directors as an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors.

Table of Contents	94

Compensation of Directors

Although we anticipate compensating the members of our board of directors in the future at industry levels, current members are not paid cash compensation for their service as directors. Each director may be reimbursed for certain expenses incurred in attending board of directors and committee meetings.

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2014, the Board held no in-person meetings during the fiscal year ended December 31, 2014.

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

Table of Contents	95

Executive Officers

John D. Thomas is our sole executive officer, serving as our interim Chief Executive Officer and Secretary, as well as our principal accounting and financial officer. Mr. Thomas business background is as follows:

Name and Year First Appointed as Executive Officer	Age	Background Information
John D. Thomas (2014)	43	Mr. Thomas, age 43, has practiced law specializing in general corporate law, securities, and mergers and acquisitions for his law firm, John D. Thomas P.C. since June, 2003. From April 3, 2014 to July 10, 2014, Mr. Thomas served as the Company’s interim Chief Executive Officer and Secretary. From September, 2013 through December, 2013, Mr. Thomas served on the Board of Directors of Helmer Directional Drilling Corp, a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. From March 2008 until March 2012, Mr. Thomas served as a member of the board of directors and chairman of the audit committee of Bayhill Capital, Inc. (BYHL.OB), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. From July, 2009 to May, 2011, Mr. Thomas served as a member of the board of directors of Vican Resources, Inc. (OTC: VCAN), a filer of reports pursuant to 13(a) and 15(d) of the Securities Exchange Act of 1934. Since August 2009, Mr. Thomas has been a member of the board of directors of London Pacific & Partners, Inc. (OTC: LDPP), a Los Angeles and London-based investment and advisory firm specializing in healthcare and hospitality finance. In August, 2009, Mr. Thomas entered into a settlement with the Commodity Futures Trading Commission wherein Mr. Thomas consented to an order of permanent injunction from his future involvement in commodity pools trading and commodities operations. Mr. Thomas holds a Juris Doctor degree from Texas Tech University School of Law and is licensed to practice law in Texas and Utah.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

During the fiscal year ended December 31, 2014, based solely upon a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of our issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to Section 16(a) of the Exchange Act of 1934.

Table of Contents	96

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation for the two fiscal years ended December 31, 2014 of each person who served as our principal executive officer or principal financial and accounting officer collectively, (the “Named Executive Officers”) including any other executive officer who received more than $100,000 in annual compensation from the Company. Except as noted in footnote (2) below, we did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the two years ended December 31, 2014, thus these items are omitted from the table below:

Summary Compensation Table
Name and Principal Position	Year	Salary	Stock Awards(1)	All Other Compensation	Total
John D. Thomas	2014	$15,000	$66,500	$—	$81,500
Chief Executive Officer	2013	$—	$—	$—	$—
Thomas McConnell	2014	$17,500	$—	$—	$17,500
former Chief Executive Officer	2013	$—	$—	$—	$—
Robert Catala	2014	$—	$—	$—	$—
former Chief Executive Officer	2013	$87,512	$40,080	$—	$127,592
Juan Carlos Ley	2014	$—	$—	$—	$—
former Chief Executive Officer	2013	$31,950	$41,250	$—	$73,200

(1)	Based on the closing price per share on the date of award.

There is no other arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as such.

Table of Contents	97

Equity Incentive Plan

On September 7, 2012, our Board of Directors adopted our 2012 Equity Incentive Plan (hereafter, the “Plan”). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to employees, non-employee directors, consultants, and advisors of the Company. We have reserved 6,000,000 shares of common stock for issuance under the Plan. As of December 31, 2014, we have outstanding options to 4 persons under the Plan to acquire 370,000 shares of our common stock. During the year ended December 31, 2012, the Company granted 70,000 stock options to consultant with an exercise price of $0.01 and expiring ten years from issuance. Out of these options 50,000 were immediately vested and 20,000 were vested over the period of three years. During the year ended December 31, 2013, the Company issued 150,000 common stock purchase options to each of their directors at an exercise price of $1.65 per share. Out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date. The options expire after 5 years if unexercised or if terminated earlier pursuant to the rules of the Plan. There are no other grants or awards currently outstanding under the Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Plan which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 13, 2012.

Outstanding Equity Awards at Fiscal Year-End

Our Named Executive Officers did not have any unexercised options or stock awards that have not vested outstanding at the end of our last fiscal year. Other than as noted above, we did not grant any equity awards to our Named Executive Officers or directors during 2014.

Table of Contents	98

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the beneficial ownership of each of our directors and executive officers, and each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and our executive officers and directors as a group, as of April 13, 2015. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as us. Our address is 11650 South State Street, Suite 240 Draper, Utah 84020. As of April 7, 2015, we had 1,938,172,724 shares of common stock issued and outstanding and 200 shares of preferred stock issued and outstanding. While each of our shares of common stock holds one vote, each share of our preferred stock holds twenty million (20,000,000) votes. The following table describes the ownership of our voting securities (i) by each of our officers and directors, (ii) all of our officers and directors as a group, and (iii) each person known to us to own beneficially more than 5% of our common stock or any shares of our preferred stock.

Amount and Nature of Beneficial Ownership
Name	Sole Voting and Investment Power	Options Exercisable Within 60 Days	Other Beneficial Ownership	Total(1)	Percent of Class Outstanding(2)
John D. Thomas	1,460,000	—	—	1,460,000	*
Thomas McConnell, Jr.	750,000	75,000	—	825,000	*
Robert Catala	272,000	—	—	272,000	*
Sean Wagner(3)	12,392,668	—	—	12,392,668	*
John D. Thomas, P.C.(4)	1,460,000	—	—	1,460,000	*
KBM Worldwide, Inc.(5)	—	—	96,576,214	96,576,214	4.99%
All current directors and executive officers as a group (1 person)	1,460,000	—	—	1,460,000	*

____________________

* Indicates less than one percent.

(1)	The calculation of total beneficial ownership for each person in the table above is based upon the number of shares of common stock beneficially owned by such person, together with any options, warrants, rights, or conversion privileges held by such person that are currently exercisable or exercisable within 60 days of the date of this prospectus.
(2)	Based on 1,935,395,089 shares of our common stock, par value $0.0001 per share, outstanding as of March 18, 2015. Excludes voting rights applicable to shares of our preferred stock. See footnotes (3) and (4) for a discussion of the percentage of outstanding voting rights beneficially held when taking into account our shares of preferred stock.
(3)	In addition to the shares of common stock shown above, Mr. Wagner also holds 200 shares of our preferred stock which collectively hold 4,000,000,000 votes. Mr. Wagner has granted a proxy to John D. Thomas, P.C. (“JDT”) covering the voting rights of these preferred shares, as well as 12,392,668 shares of common stock held by Mr. Wagner. If the votes of the preferred stock are taken into account, Mr. Wagner would beneficially hold 67.6% of the voting securities of the Company.
(4)	Excludes 200 shares of preferred stock. If the votes of the preferred stock and these shares of common stock are taken into account, JDT would beneficially hold 67.42% of the voting securities of the Company. John D. Thomas, the sole shareholder of JDT, is the sole executive officer and director of the Company.
(5)	A New York corporation owned and controlled by Seth Kramer, and a convertible noteholder of the Company in the principal amounts of $73,310 (the “First Note”) and $6,000 (the “Second Note”). The First Note and the Second Note are collectively referred to as the “Convertible Debt”. The First Note is convertible into shares of common stock at a 40% discount to the three lowest daily volume-weighted average prices as reported on the OTC for the ten trading days prior to the date of conversion. The Second Note is convertible into shares of common stock at a 50% discount to the three lowest daily volume-weighted average prices as reported on the OTC for the twenty trading days prior to the date of conversion. Because the Convertible Debt is convertible at the discretion of the holder, the actual conversion price is undetermined. Consequently, the shares of common stock that may actually be issued from
Table of Contents	99

conversion of the Convertible Debt could be substantially more or less than this number. Based on 1,938,172,724 shares of our common stock issued and outstanding as of April 13, 2015, and assuming the conversion of the Convertible Debt into the maximum of 4.99% of the issued and outstanding shares of the Company as per the conversion terms of the Convertible Debt. If the entire amount of the Convertible Debt were converted at this price, the holder would receive 1,341,833,333 shares of common stock, or 40.94% of our outstanding shares (adjusted for the dilution caused by the issuance of these new shares).

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

Fuelstream was organized as a corporation under the laws of the State of Delaware on July 12, 1996. As of December 31, 2014 our authorized capital stock consists of 250,000,000 shares of common stock, par value $0.0001 per share and 200 shares of preferred stock, par value $0.0001 per share. As of December 31, 2014, there were approximately 406 record holders of our common stock. We have also granted common stock purchase options under our 2012 Equity Incentive Plan as described under “Equity Incentive Plan” below. Other than 370,000 common stock purchase options awarded under our 2012 Equity Incentive Plan, there are no outstanding other options or warrants to purchase our stock.

On February 10, 2014, in connection with action taken by our board of directors and the holders of a majority in interest of our voting capital stock, we effected a restatement of our Certificate of Incorporation to increase the number of authorized shares of our common stock from 150,000,000 to 2,500,000,000.

On February 10, 2014, the Board of Directors of the Company approved an amendment and restatement of the Certificate of Designation to the Company’s Certificate of Incorporation. The Certificate of Designation concerns the rights, preferences, privileges, and restrictions of Series “A” Preferred Stock (the “Preferred Stock”). The amended and restated Certificate of Designation has increased the voting rights applicable to each share of Preferred Stock from ten million (10,000,000) to twenty million (20,000,000).

Our charter provides that our board of directors may not amend our Certificate of Incorporation without approval of our shareholders, including holders of our preferred shares. A decrease or increase in the number of shares of capital stock which we may issue would require an amendment of our charter.

Table of Contents	100

At May 21, 2015, we had 1,938,172,724 shares of common stock issued and outstanding and 200 shares of preferred stock issued and outstanding. The number of shares outstanding does not include shares of common stock that we are required to issue in the event of a conversion of the Note.

Title of Class	Amount Authorized	Amount Held by Us or for our Account(1)	Amount Outstanding Exclusive of Amounts Shown Under(1)
Common stock, par value $0.0001 per share	2,500,000,000	—	1,938,172,724
Preferred stock, par value $0.0001 per share (2)	200	—	—
	2,500,000,200	—	1,938,172,724

____________________

(1)	Calculated as of May 21, 2015.
(2)	Shares of our preferred stock are not convertible into common stock. See “Preferred Stock” below.

Common Stock

Our charter authorizes us to issue up to 2,500,000,000 shares of common stock. All shares of our common stock have equal rights as to earnings, assets, dividends and voting privileges. If and when we issue shares of common stock to the selling stockholders as a result of conversion of the Note, such shares will be duly authorized, validly issued, fully paid and nonassessable. Distributions may be paid to the holders of our common stock if, as and when authorized by our board of directors and declared by us out of assets legally available therefore. Shares of our common stock have no preemptive, conversion or redemption rights and are freely transferable, except where their transfer is restricted by federal and state securities laws or by contract. In the event of our liquidation, dissolution or winding up, each share of our common stock would be entitled to share ratably in all of our assets that are legally available for distribution after we pay all debts and other liabilities and subject to any preferential rights of holders of our preferred stock, if any preferred stock is outstanding at such time. Each share of our common stock is entitled to one vote on all matters submitted to a vote of stockholders, including the election of directors.

On December 8, 2014, the board of directors and the holders of a majority in interest of our voting capital stock approved a 1-for-2,000 reverse split of our common shares (“Reverse Split”). The Reverse Split is still pending and has yet to be declared effective by FINRA.

Preferred Stock

Our charter authorizes us to issue up to 200 shares of preferred stock. All 200 of these preferred shares are issued and outstanding as of April 7, 2015. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries twenty million (20,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Table of Contents	101

Equity Incentive Plan

On September 7, 2012, our board of directors adopted our 2012 Equity Incentive Plan (hereafter, the “Plan”). The Plan allows for the grant and issuance of common stock purchase options and grants of restricted common stock to our employees, non-employee directors, consultants, and advisors. We have reserved 6,000,000 shares of common stock for issuance under the Plan. As of December 31, 2014, we have outstanding options to 4 persons under the Plan to acquire 370,000 shares of our common stock. During the year ended December 31, 2012, the Company granted 70,000 stock options to consultant with an exercise price of $0.01 and expiring ten years from issuance. Out of these options 50,000 were immediately vested and 20,000 were vested over the period of three years. During the year ended December 31, 2013, the Company issued 150,000 common stock purchase options to each of their directors at an exercise price of $1.65 per share. Out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date. The options expire after 5 years if unexercised or if terminated earlier pursuant to the rules of the Plan. There are no other grants or awards currently outstanding under the Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Plan which was filed as an exhibit to our Current Report on Form 8-K, filed with the SEC on September 13, 2012.

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

Table of Contents	102

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

Change of Control

On December 14, 2011, John Thomas, the controlling shareholder of the Company and the Company’s former Chief Executive Officer, sold 200 shares of Series A Preferred Stock of the Company (the “Preferred Stock”) to Sean Wagner, the sole shareholder of AFI and the recipient of 7,400,000 shares of common stock in connection with the acquisition of AFI. The consideration for the Preferred Shares consisted of a secured promissory note (“Note”) issued by Mr. Wagner to Mr. Thomas, and required Mr. Wagner to grant Mr. Thomas a security interest in the Preferred Stock as well as the voting rights attached thereto until the Note is paid in full. Although the Preferred Stock carries no dividend, distribution, or liquidation rights, and is not convertible into common stock, each share of Preferred Stock carries 10,000,000 votes per share and is entitled to vote with the Company’s common stockholders on all matters upon which common stockholders may vote. As a result of the purchase and sale of the Preferred Stock, Mr. Wagner holds a controlling beneficial interest in the Company and, once the Note is paid in full, may unilaterally determine the election of the Board and other substantive matters requiring approval of the Company’s stockholders. In 2014 the voting power was amended from 10,000,000 to 20,000,000 votes per preference shares.

Table of Contents	103

Board of Directors Meetings and Committees

Although various items were reviewed and approved by the Board of Directors via unanimous written consent during 2013, the Board held no formal meetings during the fiscal year ended December 31, 2014.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On May 12, 2014, we issued 500,000 shares of our common stock, valued at $2,150, to Thomas McConnell, a member of our board of directors, for his services as a director.

On November 20, 2013, we issued 3,539,046 shares of our common stock, valued at $247,733, to Sean Wagner, a principal shareholder of our Company, for services provided as our Vice President of Sales.

On October 23, 2013, we issued 250,000 shares of our common stock, valued at $37,500, to Thomas McConnell, a member of our board of directors, for his services as a director.

On October 23, 2013, we issued 250,000 shares of our common stock, valued at $37,500, to Robert Catala, our Chief Executive Officer, for services provided by Mr. Catala.

On January 28, 2013, we issued 25,000 shares of common stock, valued at $41,250, to our former Chief Executive Officer. Also on January 28, 2013, pursuant to our 2012 Equity Incentive Plan, we issued 150,000 common stock purchase options to two of our directors at an exercise price of $1.65 per share.

Director Independence

The Company’s sole member of the board of directors is not an “independent director” in accordance with the published listing requirements of the NYSE Euronext Stock Exchange. The independence definition of the NYSE includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, we are required to consider “all relevant facts and circumstances” in making our determination as to the independence of our directors. We have not established any board committees. We hope in the future to add an independent director and establish one or more board committees, including an audit committee.

Table of Contents	104

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees paid to our independent registered accounting firm, RBSM LLP for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$46,500	$35,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total Fees	$46,500	$35,000

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

PART IV

ITEM 15. EXHIBITS.

The following exhibits are filed with or incorporated by referenced in this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Registrant’s Amended 10-Q filed on December 8, 2014).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed on June 17, 2011).
10.1.	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
10.2	2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K/A filed on September 18, 2012).
14.1	Code of Ethics for the Registrant.
21.1	Subsidiaries of the Registrant.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John D. Thomas.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for John D. Thomas.

Table of Contents	105

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUELSTREAM, INC.

/s/ John D. Thomas
Dated: May 22, 2015	By: John D. Thomas, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ John D. Thomas	Chief Executive Officer and sole director	May 22, 2015
John D. Thomas

Table of Contents	106