Form 10-Q
period 2015-03-31
Fuelstream INC
filed 2015-06-22
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 2, 2015, the Company had outstanding 1,166,978 shares of common stock, par value $0.0001 per share.

Table of Contents	2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of March 31, 2015.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

Table of Contents	3

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$152	$811
Accounts receivable, net of allowance	28,000	28,000

Total Current Assets	28,152	28,811

TOTAL ASSETS	$28,152	$28,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$962,169	$959,469
Due to related parties	61,973	52,973
Accrued expenses	1,373,543	1,215,086
Convertible debenture/notes payable - short term (net of
discount of $6,026 and $6,358, respectively)	640,470	634,141
Convertible notes payable - related parties	325,722	280,722
Notes payable	1,034,610	1,034,610
Notes payable - related parties	2,138,106	2,138,106
Derivative liability	377,362	372,939

Total Current Liabilities	6,913,955	6,688,046

TOTAL LIABILITIES	6,913,955	6,688,046

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,500,000,000
shares authorized, 1,166,978 and 969,086
shares issued and outstanding, respectively	117	97
Additional paid-in capital	52,623,744	52,559,736
Accumulated deficit	(59,509,664)	(59,219,068)

Total Stockholders' Deficit	(6,885,803)	(6,659,235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28,152	$28,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	4

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

NET SALES	$—	$47,414

COST OF SALES	—	36,338

GROSS MARGIN	—	11,076

OPERATING EXPENSES

Selling, general and administrative	118,310	450,133

Total Operating Expenses	118,310	450,133

LOSS FROM OPERATIONS	(118,310)	(439,057)

OTHER INCOME (EXPENSES)

Gain on change in fair value of derivative liability	7,097	238,380
Interest expense (including amortization of debt discount
of $36,330 and $380,021, respectively)	(179,383)	(728,975)

Total Other Expenses	(172,286)	(490,595)

LOSS BEFORE INCOME TAXES	(290,596)	(929,652)

INCOME TAX EXPENSE	—	—

NET LOSS	$(290,596)	$(929,652)

BASIC AND DILUTED:
Net loss per common share	$(0.25)	$(41.04)

Weighted average shares outstanding	1,166,978	22,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	5

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(290,596)	$(929,652)
Adjustments to reconcile net loss to net
cash used in operating activities:
Common stock issued for services and finance expenses	—	163,500
Stock based compensation	34,028	34,028
Operating expenses incurred by noteholders on behalf of the Company	500	71,259
Non-cash interest expenses	5,519	221,664
Change in fair value of derivative liability	(7,097)	(238,380)
Amortization of debt discounts	36,330	380,021
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	206,157	191,610
Due to related parties	9,000

Net Cash Used in Operating Activities	(6,159)	(105,950)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from notes payable	5,500	279,950
Payments on notes payable	—	(174,000)

Net Cash Provided by Financing Activities	5,500	105,950

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(659)	$—

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	811	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152	$—

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$76	$1,725
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$11,520	$553,664
Beneficial conversion feature on convertible note credited to additional paid in capital	$30,000	$54,816
Common stock issued for settlement of notes payable and accrued interest	$—	$142,746
Reclassification from due to related party to convertible note payable - related party	$—	$45,000
Reclassification from accounts payable to convertible note payable - related party	$45,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Table of Contents	6

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 1 -SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

March 31, 2015

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and 2014 were $34,028 and $34,028, respectively.

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

March 31, 2015

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Table of Contents	9

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Recently adopted accounting pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

Table of Contents	10

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current period's presentation. These reclassifications had no effect on reported income or losses

NOTE 2 -GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2014, the Company has an accumulated deficit of $59,219,068 from inception of the Company through December 31, 2014. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of March 31, 2015 was $59,509,664 and the total stockholders’ deficit at March 31, 2015 was $6,885,803 and had working capital deficit (current liabilities minus current assets) of $6,885,803, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

Table of Contents	11

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

NOTE 3 -ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock, loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410 on June 25, 2013. The Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of March 31, 2015. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the condensed consolidated balance sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 -LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2015 and December 31, 2014 are as follow:

	March 31, 2015	December 31, 2014
Accounts receivable	$698,000	$698,000
	698,000	698,000
Less: allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$28,000	28,000

The Company is involved in disputes with $698,000 of the above accounts receivable and has filed a lawsuit.

Table of Contents	12

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 6 -ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $962,169, as of March 31, 2015, includes two parties who are seeking motion for entry for final garnishment judgment. The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $192,061 (principal amount) of the second accounts payable. Accrued interest on accounts payable balance as of March 31, 2015 and December 31, 2014 is $196,628 and $183,108, respectively. Interest expense of $13,520 was charged to expenses during the three months ended March 31, 2015.

NOTE 7 - NOTES PAYABLE

Notes payable consisted of the following:
	March 31, 2015	December 31, 2014
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum due on demand.	172,500	172,500
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand(1)	786,300	786,300
Notes payable issued on October 4, 2013, January 16, 2014, and January 22, 2014 to a company, unsecured, interest at 8% per annum, due on demand.	8,000	8,000
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	7,500
Notes payable issued on July 1, 2013 to company, unsecured, interest at 8% per annum, due on demand	810	810
Total notes payable	1,034,610	1,034,610
Less: current portion	(1,034,610)	(1,034,610)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending March 31,		Amount
2016		$1,034,610
Total		$1,034,610

Accrued interest on notes payable as of March 31, 2015 was $541,688 and as of December 31, 2014 was $505,482. Interest expense of $36,440 has been charged to expenses for the three months ended March 31, 2015.

1)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.

Table of Contents	13

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 8 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	March 31, 2015	December 31, 2014
Convertible note issued on February 20, 2014, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on February 20, 2016. Unamortized debt discount of $1,848 and $2,352, respectively.	$2,272	$1,768
Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	9,912	9,912
Convertible note issued in January 2014, unsecured, interest at 8%, due on January 30, 2015. Unamortized debt discount of $-0- and $-0-, respectively.	115,000	115,000
Convertible note issued on January 2, 2014, unsecured, interest at 10%, due on June 2, 2014 (in default), convertible into common stock at 60% of the bid price on the date of conversion. Unamortized debt discount of $-0- and $-0-, respectively.	11,209	11,209
Convertible note issued on March 10, 2014, unsecured, interest at 10%, due on April 10, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	6,669	6,669
Convertible note issued on April 9, 2014, unsecured, interest at 10%, due on May 4, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	2,679	2,679
Convertible note issued on March 31, 2014, unsecured, interest at 8%, due on January 2, 2015. Unamortized debt discount of $-0- and $580, respectively.	73,310	72,730
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on September 1, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	93,000	93,000
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	25,000	25,000
Convertible note issued on June 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	25,000
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	25,000

Table of Contents	14

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Convertible note issued on May 16, 2014, unsecured, interest at 8%, due on November 16, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	1,975	1,975
Convertible note issued on June 30, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	1,929	1,929
Convertible note issued on July 9, 2014, unsecured, interest at 10%, due on February 9, 2015. Unamortized debt discount of $-0- and $827, respectively.	4,556	3,730
Convertible note issued on August 29, 2014, unsecured, interest at 12%, due on November 1, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	1,890	1,890
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $978, respectively.	90,000	89,022
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $978, respectively.	90,000	89,022
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $155, respectively.	14,250	14,095
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $489, respectively.	45,000	44,511
Convertible note issued on January 6, 2015, unsecured, interest at 8%, due on October 10, 2015. Unamortized debt discount of $4,181 and $-0-, respectively.	1,819	—
Total notes payable	640,470	634,141
Less: current portion	(640,470)	(634,141)
Long-term convertible debenture/notes payable	$—	$—

Convertible debenture February 20, 2014

On February 20, 2014, the Company issued a $25,000 Convertible Promissory Note which bears interest at a rate of 12%, due on February 20, 2016 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

Table of Contents	15

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

The Company identified embedded derivatives related to the Convertible Promissory Note entered into in February 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $39,722 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	270.02%
Risk free rate:	0.34%

The initial fair value of the embedded debt derivative of $39,722 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($14,722) charged to current period operations as interest expense for the year ended December 31, 2014. The outstanding balance as of March 31, 2015 is $2,272.

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

The initial fair value of the embedded debt derivative of $57,750 was allocated as a debt discount up to the proceeds of the note($30,000) with the remainder ($27,750) charged to current period operations as non-cash interest expense for the year ended December 31, 2013.

During the year 2014 the Company issued 15,261,282 shares for of common stock to convert note amount of $20,087. The outstanding balance as of March 31, 2015 is $9,912.

Convertible debenture December 2013 and January 2014

During the year ended December 31, 2014, the Company issued two notes for a total of $228,500 Convertible Promissory Note which bears interest at a rate of 8%, due on July 20, 2014 and January 30, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”) and the note also has prepayment penalty clause.

Table of Contents	16

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

Dividend yield:	-0-%
Volatility	267.19% - 268.98%
Risk free rate:	0.07% - 0.10%

The initial fair value of the embedded debt derivative of $383,457 was allocated as a debt discount up to the proceeds of the note ($228,500) with the remainder ($154,957) charged to current period operations as interest expense for the year ended December 31, 2014. The outstanding balance as of March 31, 2015 is $115,000.

Convertible debenture January 2, 2014

On January 2, 2014 the Company issued a $11,209 Convertible Promissory Note which bears interest at a rate of 8%, due on June 2, 2014 and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 40% of the lowest three day trading price for ten trading days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $7,473 and was recorded as debt discount. The outstanding balance as of March 31, 2015 is $11,209.

Convertible debentures March 10, 2014 and April 9, 2014:

During the year ended December 31, 2014, the Company issued Convertible notes of$6,669 and $2,679 for expenses incurred. The Convertible Promissory Notes which bears interest at a rate of 10%, due on April 10, 2014 and May 9, 2014 respectively,are convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of March 31, 2015 is $6,669 and $2,679.

Convertible debentures March 31, 2014:

On March 31, 2014, the Company issued a $83,500 Convertible Promissory Note which bears interest at a rate of 8%, due on January 2, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

Table of Contents	17

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

The outstanding balance as of March 31, 2015 is $73,310.

Convertible debentures April 1, 2014:

On April 1, 2014, the Company issued a $93,000 Convertible Promissory Note for expenses incurred. The note bears interest at a rate of 10%, due on September 9, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 75% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of March 31, 2015 is $93,000.

Convertible debentures April 1, 2014 June 1, 2014 and June 4, 2014:

During the year ended December 31, 2014, the Company issued three convertible notes of$25,000 each, $50,000 for expenses incurred and $25,000 transfer of loan. One Convertible promissory note bears interest at 16% and the other two notes bears interest rate at 10%. The notes of $25,000 each which are due September 9, 2014 and December 1, 2014 are convertible into the Company’s common stock at the holder’s option at conversion price of $0.05, and the note of $25,000 which is due on demand is convertible at the conversion rate of 75% of the average of the lowest trading price for five trading days immediately preceding the date of conversion.

Table of Contents	18

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

The outstanding balance for these three convertible notes payable as of March 31, 2015 is $25,000 each.

Convertible debentures May 16, 2014:

On May 16, 2014, the Company issued a Convertible note of$1,975 for expenses incurred. The Convertible Promissory Note which bears interest at a rate of 8%, due on November 16, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of March 31, 2015 is $1,975.

Convertible debentures June 30, 2014:

On June 30, 2014, the Company issued a Convertible note of$1,929 for expenses incurred. The Convertible Promissory Note which bears interest at a rate of 8%, due on December 30, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of March 31, 2015 is $1,929.

Convertible debentures July 9, 2014:

On July 9, 2014, the Company issued a Convertible note of$16,056 through transfer of convertible note, accrued interest and miscellaneous loans payable. The Convertible Promissory Note which bears interest at a rate of 10%, due on February 9, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

March 31, 2015

Dividend yield:	-0-%
Volatility	294.57%
Risk free rate:	0.07%

The initial fair value of the embedded debt derivative of $20,585 was allocated as a debt discount up to the proceeds of the note ($16,056) with the remainder ($4,529) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of March 31, 2015 is $4,556 after $11,500 converted to shares of common stock during the year ended December 31, 2014.

Convertible debentures August 29, 2014:

On August 29, 2014, the Company issued a Convertible note of $1,890 for expenses incurred. The Convertible Promissory Note which bears interest at a rate of 8%, due on December 30, 2014 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on August 29, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $3,150 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	305.21%
Risk free rate:	0.03%

The initial fair value of the embedded debt derivative of $3,150 was allocated as a debt discount up to the proceeds of the note ($1,890) with the remainder ($1,260) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of March 31, 2015 is $1,890.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $90,000 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

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

March 31, 2015

The initial fair value of the embedded debt derivative of $150,000 was allocated as a debt discount up to the proceeds of the note ($90,000) with the remainder ($60,000) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of March 31, 2015 is $90,000.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $90,000 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of March 31, 2015 is $90,000.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $14,250 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

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

Table of Contents	21

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

The outstanding balance as of March 31, 2015 is $14,250.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $45,000 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option,at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of March 31, 2015 is $45,000.

Convertible debentures January 6, 2015:

On January 6, 2015, the Company issued a $6,000 Convertible Promissory Note which bears interest at a rate of 8%, due on October 10, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 50% of the average of the lowest three day trading price for twenty trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on January 6, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $11,520 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	443.15%
Risk free rate:	0.18%

The initial fair value of the embedded debt derivative of $11,520 was allocated as a debt discount up to the proceeds of the note ($6,000) with the remainder ($5,520) charged to current period operations as interest expense for the three months ended March 31, 2015.

The outstanding balance as of March 31, 2015 is $1,819.

At March 31, 2015, the Company adjusted the recorded fair value of the derivative liability to market on the notes resulting in noncash, non-operating gain of $7,097 for the three months ended March 31, 2015.

Table of Contents	22

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

During the three months ended March 31, 2015 and 2014 the Company amortized $36,330 and $335,021, respectively, of beneficial debt discount to the operations as interest expense.

Accrued interest on convertible notes payable for the three months ended March 31, 2015 was $58,984. Interest expense of $15,103 has been charged to expenses for the three months ended March 31, 2015.

NOTE 9 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following

	March 31, 2015	December 31, 2014
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	$1,710	$1,710
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	42,470	42,470
Convertible note issued in January 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on April 3, 2014, unsecured, interest at 10%, due on demand.	14,000	14,000
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on May 21, 2014, unsecured, interest at 10%, due on demand.	4,000	4,000
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000.	30,542	30,542
Convertible note issued on July 1, 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on November 5, 2014, unsecured, interest at 10%, due on demand.	4,000	4,000
Convertible note issued on November 5, 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on December 1, 2014, unsecured, interest at 10%, due on demand.	4,000	4,000
Convertible note issued on January 1, 2015, unsecured, interest at 10%, due on demand.	45,000	—
Total convertible notes payable - related parties	325,722	280,722
Less: current portion	(325,722)	(280,722)
Long-term convertible notes payable - related parties	$—	$—

Table of Contents	23

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Convertible debenture October 1, 2013

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

During the year 2014, the Company issued 15,035,714 shares for the Conversion of note of $15,290. The outstanding balance as of March 31, 2015 is $1,710

Convertible debenture October 1, 2013

On October 1, 2013 the Company issued a $194,254 Convertible Promissory Note against the account payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

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

During the year 2014, the Company issued 340,906,979 shares for the conversion of note of $151,784. The outstanding balance as of March 31, 2015 is $42,470.

Table of Contents	24

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Convertible debenture January 1, 2014

On January 1, 2014 the Company issued a $45,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $45,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $45,000 was amortized. The outstanding balance as of March 31, 2015 is $45,000.

Convertible debenture April 1, 2014

On April 1, 2014 the Company issued a $45,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of March 31, 2015 is $45,000.

Convertible debenture April 3, 2014

On April 3, 2014 the Company issued a $14,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes

Table of Contents	25

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $9,333 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $9,333 was amortized. The outstanding balance as of March 31, 2015 is $14,000.

Convertible debenture May 21, 2014

On May 21, 2014 the Company issued a $4,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $4,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $4,000 was amortized. The outstanding balance as of March 31, 2015 is $4,000.

Convertible debenture June 4, 2014

On June 4, 2014 the Company issued a $50,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

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

Table of Contents	26

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

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

During the year 2014, the Company issued 19,458,498 shares for the conversion of note of $19,458. The outstanding balance as of March 31, 2015 is $30,542.

Convertible debenture July 1, 2014

On July 1, 2014 the Company issued a $45,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

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

Convertible debenture November 5, 2014

On November 5, 2014 the Company issued a $4,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

Table of Contents	27

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,667 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $2,667 was amortized. The outstanding balance as of March 31, 2015 is $4,000.

Convertible debenture November 5, 2014

On November 5, 2014 the Company issued a $45,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of March 31, 2015 is $45,000.

Convertible debenture December 1, 2014

On December 1, 2014 the Company issued a $4,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,667 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $2,667 was amortized. The outstanding balance as of March 31, 2015 is $4,000.

Table of Contents	28

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Convertible debenture January 1, 2015

On January 1, 2015 the Company issued a $45,000 Convertible Promissory Note against accounts payable, which bears interest at a rate of 10%, payable on demand and is convertible into the Company’s common stock at the holder’s option at 40% discount to the lowest trading price in five days prior to date of notice of conversion. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the three months ended March 31, 2015, debt discount of $30,000 was amortized. The outstanding balance as of March 31, 2015 is $45,000.

For the three months ended March 31, 2015 and 2014, interest expenses charged on the above notes is $8,471 and $6,306, respectively. Accrued interest on convertible notes payable – related parties as of March 31, 2015 and December 31, 2014 was $47,404 and $38,933, respectively.

Table of Contents	29

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 10 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	March 31, 2015	December 31, 2014
Note payable to a related individual, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default. (2)	$1,080,973	$1,080,973
Note payable to a related individual, interest at 8% per annum,past due. Note is in default. (1)	1,000,000	1,000,000
Notes payable to related individuals, unsecured, interest at 10%,due on demand. (3)	28,500	28,500
Notes payable to related individual, unsecured, interest at 12%,due on demand. (4)	28,633	28,633
Total notes payable - related parties	2,138,106	2,138,106
Less: current portion	(2,138,106)	(2,138,106)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending March 31,		Amount
2016		$2,138,106
Total		$2,138,106

Accrued interest on notes payable – related parties as of March 31, 2015 and December 31, 2014 was $444,003 and $380,080, respectively. During the three months ended March 31, 2015, total interest expense to related party was $63,923.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of March 31, 2015 and December 31, 2014, the Company had accrued interest on the note in the amount of $253,589 and $233,863, respectively.
2)	This note was originally issued for $450,000. During the year ended December 31, 2013, the principle value of $450,000 along with accrued interest of $837,369 was converted to two new notes for $1,087,370 and $200,000. During the year 2013 the Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000. In the year 2014, the Company issued 3,500,000 shares of common stock for Note value of $35,000 and accrued interest of $6,650. The Balance note along with the balance accrued interest of $130,603 was transferred to another note holder for $1,080,973. The accrued interest as of December 31, 2014 is $177,024.
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transferred its loan to a non- related party. During the year 2013 the Company issued 1,800,000 shares of the common stock to settle$28,300 of note of non- related party.. Accrued interest as of March 31, 2015 was $11,288.
Table of Contents	30

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

4)	During the year 2014, the Company issued the note value of $26,000 in cash and $2,632 for expense incurred. Accrued interest as of March 31, 2015 was $2,102.

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2015 and December 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended March 31, 2015 and December 31, 2014.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015 on a recurring basis:

Assets and liabilities at fair value on a recurring basis at March 31, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$377,362	$377,362
Total	—	—	$377,362	$377,362

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

Debt Derivative Liability
Balance, December 31, 2014	$372,939
Initial fair value of debt derivatives at note issuances	11,520
Extinguished derivative liability	—
Mark-to-market at March 31, 2015 - Embedded debt derivatives	(7,097)
Balance, March 31, 2015	$377,362

Net gain for the period included in earnings relating to the liabilities held at March 31, 2015	$7,097

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

Table of Contents	31

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

NOTE 12 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of March 31, 2015 and December 31, 2014 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 2,500,000,000 shares of $0.0001 par value of common stock. As of March 31, 2015 and December 31, 2014 the Company had 1,166,978 and 969,086 shares of common stock as issued and outstanding.

On December 8, 2014, our board of directors and the holder of a majority in interest of our voting capital stock approved a 1-for-2,000 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on April 6, 2015. As a result of the Reverse Split, each shareholder of record received one (1) share of common stock for each two thousand (2,000) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of our registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 197,892 shares issued. These financial statements have been retroactively restated for this change in capital structure.

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2015	370,000	$1.34
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2015	370,000	$1.34
Table of Contents	32

FUELSTREAM INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Common stock options outstanding and exercisable as of March 31, 2015 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	4.00	66,644	$0.01
January 2, 2019	1.65	300,000	4.25	237,124	1.65
Total		370,000		303,768

During the year ended December 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $34,028 was charged to expenses and additional paid in capital during the three months ended March 31, 2015.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 14 – SUBSEQUENT EVENTS

On April 20, 2015, Fuelstream, Inc. (the “Company”) announced that it had entered into that certain Revolving Senior Secured Participating Line of Credit Agreement and exhibits thereto (collectively, the “Credit Facility”) with NuVenture Fund I, LLC (“NuVenture”), in respect of a revolving credit line in the principal amount of $2,000,000 (the “Revolving Note”). The Revolving Note matures (a) one (1) year from the date of the Credit Facility unless extended by the NuVenture, in its sole and absolute discretion, for two additional periods of up to one (1) year each, or (b) at the sole discretion of NuVenture, upon the occurrence of an Event of Default, as defined in the Revolving Note, that remains uncured for fifteen (15) days. The Revolving Note bears interest at the rate of 24% per annum and, in the alternative, entitles NuVenture to receive a fee equal to 3.5% of any advance made under the Revolving Note. The Credit Facility contains representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with similar companies.

Table of Contents	33

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

Our ability to generate revenues during the year 2015 and beyond depends substantially upon the Company’s resources available in order to develop and grow the business of AFI as a supplier of fuel and logistics. Such efforts require significant systems development, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, its ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Table of Contents	34

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three month periods ended March 31, 2015 and 2014.

Revenues. The Company generated net revenues of $-0- during the three months ended March 31, 2015 as compared to $47,414 for the three months ended March 31, 2014. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Our cost of sales for the three months ended March 31, 2015 was $-0- as compared to $36,338 for the three months ended March 31, 2014. Our cost of sales consisted principally of the acquisition price of fuel and other petro chemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The increase is a direct correlation to the increase in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2015 were $118,310 compared to $450,133 during the three months ended March 31, 2014. The decrease is mainly the result of a decrease in the issuance of shares for compensation. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other expenses of $172,286 for the three months ended March 31, 2015 compared to $490,595 during the three months ended March 31, 2014. Other expenses incurred were comprised primarily of interest expenses related to notes payable including amortization of debt discount and setoff with gain on change in derivative liability and a gain on the conversion of debt. During the three months ended March 31, 2015 and 2014, interest expense was $179,383 and $728,975, respectively. Included in interest expense was the amortization of debt discount of $36,330 and $380,021 for the three months ended March 31, 2015 and 2014, respectively. The gain on change in derivative liability was $7,097 and $238,380 for the three months ended March 31, 2015 and 2014, respectively.

Net Loss. The Company had a net loss of $290,596 for the three months ended March 31, 2015 compared to $929,652 during the three months ended March 31, 2014. The decrease in net loss was mainly due to the decrease in overall expenses incurred by the Company.

Liquidity and Capital Resources

As of March 31, 2015, our primary source of liquidity consisted of $152 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at March 31, 2015 of $6,885,803 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations.

Table of Contents	35

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

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 4 to our audited consolidated financial statements for 2014 appearing in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Table of Contents	36

As of March 31, 2015, the end of our first quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Table of Contents	37

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

As a result of the non-payment for Jet Fuel by AFI customers, AFI’s suppliers have filed actions that have resulted in judgment and garnishments, in the amount of $330,000. Most of these fuel outstanding fuel delivery charges are secured in the bankruptcy action involving Ryan as described above,through lien filings by both the issuer and individual fuel providers. In addition, AFI incurred certain loan and debt obligations for which the Company is attempting to convert into common stock of the issuer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2015, the Company issued a promissory note in the original principal amount of $6,000 (“Note”) to a lender. The Note matures on October 10, 2015 and carries an interest rate of 8% per annum. The Note shall at the maturity date, be due and payable in full unless converted partially or in its entirety upon the election of the lender into fully paid and non-assessable shares of common stock of the Company at a 50% discount to the average of the three lowest daily trading prices as reported on the OTCQB for the twenty trading days previous to the conversion date.

On December 8, 2014, our board of directors and the holder of a majority in interest of our voting capital stock approved a 1-for-2,000 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on April 6, 2015. As a result of the Reverse Split, each shareholder of record received one (1) share of common stock for each two thousand (2,000) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of our registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 197,892 shares issued. These financial statements have been retroactively restated for this change in capital structure.

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

Table of Contents	38

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

Table of Contents	39

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(1)
10.1	Form of Indemnification Agreement (2)
10.2	2012 Equity Incentive Plan (2)
31	Certification by Chief Executive Officer, John D. Thomas, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Chief Executive Officer, John D. Thomas, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

Table of Contents	40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: June 19, 2015	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer

Table of Contents	41