Form 10-K/A
period 2014-12-31
Fuelstream INC
filed 2015-06-23
CIK 1024920

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the Securities and Exchange Commission on May 22, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

FUELSTREAM, INC.

/s/ John D. Thomas
Dated: June 22, 2015	By: John D. Thomas, Chief Executive Officer, and Principal Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ John D. Thomas	Chief Executive Officer and sole director	June 22, 2015
John D. Thomas