Form 10-Q
period 2015-06-30
Fuelstream INC
filed 2015-08-19
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of August 17, 2015, the Company had outstanding 1,691,172 shares of common stock, par value $0.0001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of June 30, 2015.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets

ASSETS
	June 30,	December 31,
	2015	2014
	(Unaudited)

CURRENT ASSETS

Cash and cash equivalents	$202,192	$811
Accounts receivable, net of allowance	28,000	28,000
Fuel Deposits	200,000	—

Total Current Assets	430,192	28,811

TOTAL ASSETS	$430,192	$28,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$965,307	$959,469
Due to related parties	61,973	52,973
Accrued expenses	1,539,444	1,215,086
Convertible debenture/notes payable - short term (net of
discount of $33,811 and $6,358, respectively)	656,338	634,141
Convertible notes payable - related parties	325,722	280,722
Notes payable	1,034,610	1,034,610
Notes payable - related parties	2,208,106	2,138,106
Line of Credit	401,000	—
Derivative liability	119,362	372,939

Total Current Liabilities	7,311,862	6,688,046

TOTAL LIABILITIES	7,311,862	6,688,046

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,500,000,000
shares authorized, 1,537,577 and 969,086
shares issued and outstanding, respectively	154	97
Additional paid-in capital	52,680,264	52,559,736
Accumulated deficit	(59,562,088)	(59,219,068)

Total Stockholders' Deficit	(6,881,670)	(6,659,235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$430,192	$28,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUELSTREAM, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

NET SALES	$—	$210,174	$—	$257,588

COST OF SALES	—	184,557	—	220,895

GROSS MARGIN	—	25,617	—	36,693

OPERATING EXPENSES

Selling, general and administrative	169,934	439,789	288,244	889,922

Total Operating Expenses	169,934	439,789	288,244	889,922

LOSS FROM OPERATIONS	(169,934)	(414,172)	(288,244)	(853,229)

OTHER INCOME (EXPENSES)

Gain on conversion of debt	—	64,614	—	64,614
Gain on change in fair value of derivative liability	305,508	290,743	312,605	529,123
Interest expense (including amortization of debt discount
of $18,718, $544,564, $55,048 and $924,585, respectively)	(187,998)	(832,095)	(367,381)	(1,561,070)

Total Other Income (Expenses)	117,510	(476,738)	(54,776)	(967,333)

LOSS BEFORE INCOME TAXES	(52,424)	(890,910)	(343,020)	(1,820,562)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(52,424)	$(890,910)	$(343,020)	$(1,820,562)

BASIC AND DILUTED:
Net loss per common share	$(0.04)	$(25.31)	$(0.32)	$(39.18)

Weighted average shares outstanding	1,182,243	35,200	1,076,253	46,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(343,020)	$(1,820,562)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on conversion of debt	—	(64,614)
Common stock issued for services and finance expenses	—	175,450
Stock based compensation	68,434	68,434
Operating expenses incurred by noteholders on behalf of the Company	32,000	267,511
Non-cash interest expenses	25,828	295,912
Change in fair value of derivative liability	(312,605)	(529,123)
Amortization of debt discounts	55,048	924,585
Changes in operating assets and liabilities:
Fuel deposits	(200,000)	—
Accounts receivable	—	(3,062)
Accounts payable and accrued expenses	439,196	514,736
Due to related parties	9,000	(2,936)

Net Cash Used in Operating Activities	(226,119)	(173,669)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	401,000	—
Net proceeds from convertible notes payable	20,500	363,450
Proceeds from notes payable - related parties	6,000	—
Payments on notes payable	—	(174,000)

Net Cash Provided by Financing Activities	427,500	189,450

NET INCREASE IN CASH AND CASH EQUIVALENTS	$201,381	$15,781

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	811	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$202,192	$15,781

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$146	$1,725
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$63,329	$711,413
Beneficial conversion feature on convertible note credited to additional paid in capital	$45,000	$394,452
Common stock issued for settlement of notes payable and accrued interest	$—	$108,000
Accrued interest converted to notes payable	$—	$130,603
Extinguished derivative liability on conversion of convertible note payable	$—	$281,127
Common stock issued for the conversion of debt and accrued interest	$7,151	$871,585
Reclassification from due to related party to note payable - related party	$64,000	$—
Reclassification from accounts payable to convertible note payable - related party	$45,000	$—
Reclassification from accounts payable to due to related party	$45,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

June 30, 2015

ASC605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

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

Stock based compensation recorded in the unaudited condensed consolidated financial statements for the six months ended June 30, 2015 and 2014 were $68,434 and $68,434, respectively.

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

June 30, 2015

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2015, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

June 30, 2015

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

June 30, 2015

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As reported in its Annual Report on Form 10-K for the year ended December 31, 2014, the Company has an accumulated deficit of $59,219,068 from inception of the Company through December 31, 2014. It should be noted that prior to the acquisition of AFI as discussed in Note 3, the Company had an accumulated deficit of $32,105,264 as reported in its Annual Report on Form 10-K for the year ended December 31, 2011. The accumulated deficit as of June 30, 2015 was $59,562,088 and the total stockholders’ deficit at June 30, 2015 was $6,881,670 and had working capital deficit (current liabilities minus current assets) of $6,881,670, continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

NOTE 3 - ACQUISITION

On January 18, 2012 the Company completed the acquisition of 100% of the equity of Aviation Fuel International, Inc., a Florida corporation (“AFI”). AFI is a purchaser and reseller of aviation fuel for commercial and private aircraft. The consideration for the acquisition of AFI consisted of 7,400,000 shares of restricted common stock, loan receivable adjusted for $183,500 and a note payable in the amount of $1,000,000. As part of the acquisition, the Company recorded goodwill in the amount of $6,000,410 on June 25, 2013. The Company disaffirmed the note payable of $1,000,000. However, until the Company receives a judicially approved release, the note payable will remain on the financial statements and is included in the balance sheet as of June 30, 2015 under Notes payable-related parties. Prior to the acquisition, AFI had accumulated notes payable of $1,356,300 and accounts payable of $536,610. These liabilities have been recorded in the condensed consolidated balance sheet. These liabilities are due from AFI and were not incurred or guaranteed by the parent company, Fuelstream, Inc.

NOTE 4 - LOSS CONTINGENCIES

The Company is involved with various legal proceedings as described in Part II Item I of this Form 10-Q. The Company has evaluated these contingencies per the requirements of ASC 450-20 (previously SFAS 5, “Accounting for Contingencies”) and determined that the likelihood of loss from these proceedings are remote.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2015 and December 31, 2014 are as follow:

	June 30, 2015	December 31, 2014
Accounts receivable	$698,000	$698,000
	698,000	698,000
Less: allowance on accounts receivable	(670,000)	(670,000)
Accounts receivable, net	$28,000	28,000

The Company is involved in disputes with $698,000 of the above accounts receivable and has filed a lawsuit.

NOTE 6 - FUEL DEPOSITS

During the six months ended June 30, 2015, the Company deposited funds with a fuel vendor in order to establish a “prepay” account that is used for the purchase of fuel. The balance in these fuel deposits at June 30, 2015 was $200,000.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The accounts payable of $965,307, as of June 30, 2015, includes two parties who are seeking motion for entry for final garnishment judgment. The Company has assumed these two accounts payable with the acquisition of AFI (refer to note 3). Per court order interest is calculated at rate of 6% per annum on $325,138 on one of the accounts payable and 18% on $192,061 (principal amount) of the second accounts payable. Accrued interest on accounts payable balance as of June 30, 2015 and December 31, 2014 is $210,149 and $183,108, respectively. Interest expense of $27,040 was charged to expenses during the six months ended June 30, 2015.

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	June 30, 2015	December 31, 2014
Notes payable, issued on May 6, 2011, unsecured, interest at 10% per annum, due on demand.	$59,500	$59,500
Notes payable, issued on August 25, 2010, unsecured, interest at 10% per annum, due on demand.	172,500	172,500
Notes payable issued on October 18, 2010 to individual, unsecured, interest at 15% per annum, due on demand(1)	786,300	786,300
Notes payable issued on October 4, 2013, January 16, 2014, and January 22, 2014 to a company, unsecured, interest at 8% per annum, due on demand.	8,000	8,000
Notes payable issued on March 5, 2013 to individual, unsecured, interest at 8% per annum, due on demand.	7,500	7,500
Notes payable issued on July 1, 2013 to company, unsecured, interest at 8% per annum, due on demand	810	810
Total notes payable	1,034,610	1,034,610
Less: current portion	(1,034,610)	(1,034,610)
Long-term notes payable	$—	$—
Maturities of notes payable are as follows:
Year Ending June 30,		Amount
2016		$1,034,610
Total		$1,034,610

Accrued interest on notes payable as of June 30, 2015 was $578,532 and as of December 31, 2014 was $505,482. Interest expense of $36,844 and $73,284 has been charged to expenses for the three and six months ended June 30, 2015, respectively.

1)	This Note payable was assumed on the acquisition of AFI. The Company is negotiating a settlement agreement for $786,300, inclusive of all interest on the date of settlement.
13

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

NOTE 9 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

	June 30, 2015	December 31, 2014
Convertible note issued on February 20, 2014, unsecured, zero interest if paid on or before 90 days otherwise one time interest charge of 12%, due on February 20, 2016. Unamortized debt discount of $1,328 and $2,352, respectively.	$2,792	$1,768
Convertible note issued on October 2013, unsecured, interest at 6%, due on October 13, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	9,912	9,912
Convertible note issued in January 2014, unsecured, interest at 8%, due on January 30, 2015. Unamortized debt discount of $-0- and $-0-, respectively.	112,150	115,000
Convertible note issued on January 2, 2014, unsecured, interest at 10%, due on June 2, 2014 (in default), convertible into common stock at 60% of the bid price on the date of conversion. Unamortized debt discount of $-0- and $-0-, respectively.	11,209	11,209
Convertible note issued on March 10, 2014, unsecured, interest at 10%, due on April 10, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	6,669	6,669
Convertible note issued on April 9, 2014, unsecured, interest at 10%, due on May 4, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	2,679	2,679
Convertible note issued on March 31, 2014, unsecured, interest at 8%, due on January 2, 2015. Unamortized debt discount of $-0- and $580, respectively.	73,310	72,730
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on September 1, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	93,000	93,000
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	25,000	25,000
Convertible note issued on June 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	25,000

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on December 1, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	25,000	25,000
Convertible note issued on May 16, 2014, unsecured, interest at 8%, due on November 16, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	1,975	1,975
Convertible note issued on June 30, 2014, unsecured, interest at 8%, due on December 30, 2014. Unamortized debt discount of $-0- and $-0-, respectively.	1,929	1,929
Convertible note issued on July 9, 2014, unsecured, interest at 10%, due on February 9, 2015. Unamortized debt discount of $-0- and $827, respectively.	4,556	3,730
Convertible note issued on August 29, 2014, unsecured, interest at 12%, due on November 1, 2014 (in default). Unamortized debt discount of $-0- and $-0-, respectively.	1,890	1,890
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $978, respectively.	90,000	89,022
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $978, respectively.	90,000	89,022
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $155, respectively.	14,250	14,095
Convertible note issued on October 1, 2014, unsecured, interest at 12%, due on January 1, 2015 (in default). Unamortized debt discount of $-0- and $489, respectively.	45,000	44,511
Convertible note issued on January 6, 2015, unsecured, interest at 8%, due on October 10, 2015. Unamortized debt discount of $2,188 and $-0-, respectively.	3,812	—
Convertible note issued on May 20, 2015, unsecured, interest at 10%, due on demand. Unamortized debt discount of $-0- and $-0-, respectively.	15,000	—
Convertible note issued on June 16, 2015, unsecured, interest at 8%, due on June 16, 2016. Unamortized debt discount of $30,295 and $-0-, respectively.	1,205	—
Total notes payable	656,338	634,141
Less: current portion	(656,338)	(634,141)
Long-term convertible debenture/notes payable	$—	$—

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

The initial fair value of the embedded debt derivative of $39,722 was allocated as a debt discount up to the proceeds of the note ($25,000) with the remainder ($14,722) charged to current period operations as interest expense for the year ended December 31, 2014. The outstanding balance as of June 30, 2015 is $4,120.

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

During the year 2014 the Company issued 15,261,282 shares for of common stock to convert note amount of $20,087. The outstanding balance as of June 30, 2015 is $9,912.

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

The initial fair value of the embedded debt derivative of $383,457 was allocated as a debt discount up to the proceeds of the note ($228,500) with the remainder ($154,957) charged to current period operations as interest expense for the year ended December 31, 2014. The outstanding balance as of June 30, 2015 is $112,150.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $7,473 and was recorded as debt discount. The outstanding balance as of June 30, 2015 is $11,209.

Convertible debentures March 10, 2014 and April 9, 2014:

During the year ended December 31, 2014, the Company issued Convertible notes of$6,669 and $2,679 for expenses incurred. The Convertible Promissory Notes which bears interest at a rate of 10%, due on April 10, 2014 and May 9, 2014 respectively, are convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

The outstanding balance as of June 30, 2015 is $6,669 and $2,679.

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

The outstanding balance as of June 30, 2015 is $73,310.

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

June 30, 2015

The initial fair value of the embedded debt derivative of $111,104 was allocated as a debt discount up to the proceeds of the note ($93,000) with the remainder ($18,104) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of June 30, 2015 is $93,000.

Convertible debentures April 1, 2014 June 1, 2014 and June 4, 2014:

During the year ended December 31, 2014, the Company issued three convertible notes of $25,000 each, $50,000 for expenses incurred and $25,000 transfer of loan. One Convertible promissory note bears interest at 16% and the other two notes bears interest rate at 10%. The notes of $25,000 each which are due September 9, 2014 and December 1, 2014 are convertible into the Company’s common stock at the holder’s option at conversion price of $0.05, and the note of $25,000 which is due on demand is convertible at the conversion rate of 75% of the average of the lowest trading price for five trading days immediately preceding the date of conversion.

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

The outstanding balance for these three convertible notes payable as of June 30, 2015 is $25,000 each.

Convertible debentures May 16, 2014:

On May 16, 2014, the Company issued a Convertible note of $1,975 for expenses incurred. The Convertible Promissory Note which bears interest at a rate of 8%, due on November 16, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of June 30, 2015 is $1,975.

Convertible debentures June 30, 2014:

On June 30, 2014, the Company issued a Convertible note of $1,929 for expenses incurred. The Convertible Promissory Note which bears interest at a rate of 8%, due on December 30, 2014 is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of June 30, 2015 is $1,929.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

Convertible debentures July 9, 2014:

On July 9, 2014, the Company issued a Convertible note of $16,056 through transfer of convertible note, accrued interest and miscellaneous loans payable. The Convertible Promissory Note which bears interest at a rate of 10%, due on February 9, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of June 30, 2015 is $4,556 after $11,500 converted to shares of common stock during the year ended December 31, 2014.

Convertible debentures August 29, 2014:

On August 29, 2014, the Company issued a Convertible note of$1,890 for expenses incurred. The Convertible Promissory Note which bears interest at a rate of 8%, due on December 30, 2014 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of June 30, 2015 is $1,890.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $90,000 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of June 30, 2015 is $90,000.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $90,000 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

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

The outstanding balance as of June 30, 2015 is $90,000.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $14,250 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

The outstanding balance as of June 30, 2015 is $14,250.

Convertible debentures October 1, 2014:

On October 1, 2014, the Company issued a $45,000 Convertible Promissory Note which bears interest at a rate of 12%, due on January 1, 2015 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the lowest trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on October 1, 2014. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $75,000of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	309.19%
Risk free rate:	0.02%

The initial fair value of the embedded debt derivative of $75,000 was allocated as a debt discount up to the proceeds of the note ($45,000) with the remainder ($30,000) charged to current period operations as interest expense for the year ended December 31, 2014.

The outstanding balance as of June 30, 2015 is $45,000.

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

June 30, 2015

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

The outstanding balance as of June 30, 2015 is $6,000.

Convertible debenture May 20, 2015

On May 20, 2015 the Company issued a $15,000 Convertible Promissory Note which bears interest at a rate of 10%, due on November 20, 2015 and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 60% of the lowest trading price in the five days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $15,000 and was recorded as debt discount. The outstanding balance as of June 30, 2015 is $15,000.

Convertible debentures June 16, 2015:

On June 16, 2015, the Company issued a $31,500 Convertible Promissory Note which bears interest at a rate of 8%, due on June 16, 2016 and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 60% of the average of the lowest three day trading price for ten trading days immediately preceding the date of conversion.

The Company identified embedded derivatives related to the Convertible Promissory Note issued on June 16, 2015. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of these derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $51,809 of the embedded derivative. The fair value of the embedded derivative was determined using the Binomial Lattice Model based on the following assumptions:

Dividend yield:	-0-%
Volatility	563.68%
Risk free rate:	0.28%

The initial fair value of the embedded debt derivative of $51,809 was allocated as a debt discount up to the proceeds of the note ($31,500) with the remainder ($20,309) charged to current period operations as interest expense for the six months ended June 30, 2015.

The outstanding balance as of June 30, 2015 is $31,500.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

At June 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market on the notes resulting in noncash, non-operating gain of $312,122 for the six months ended June 30, 2015.

During the six months ended June 30, 2015 and 2014 the Company amortized $25,048 and $924,585, respectively and $18,718 and $589,564, for the three months ended June 30, 2015 and 2014, respectively, of beneficial debt discount to the operations as interest expense.

Accrued interest on convertible notes payable for the six months ended June 30, 2015 was $79,433. Interest expense of $18,539 and $33,642 has been charged to expenses for the three and six months ended June 30, 2015, respectively.

NOTE 10 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

Convertible Notes payable - related parties consist of the following

	June 30, 2015	December 31, 2014
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	$1,710	$1,710
Convertible note issued in October 2013, unsecured, interest at 8%, due on demand.	42,470	42,470
Convertible note issued in January 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on April 3, 2014, unsecured, interest at 10%, due on demand.	14,000	14,000
Convertible note issued on April 1, 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on May 21, 2014, unsecured, interest at 10%, due on demand.	4,000	4,000
Convertible note issued on June 4, 2014, unsecured, interest at 16%, due on April 1, 2000.	30,542	30,542
Convertible note issued on July 1, 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on November 5, 2014, unsecured, interest at 10%, due on demand.	4,000	4,000
Convertible note issued on November 5, 2014, unsecured, interest at 10%, due on demand.	45,000	45,000
Convertible note issued on December 1, 2014, unsecured, interest at 10%, due on demand.	4,000	4,000
Convertible note issued on January 1, 2015, unsecured, interest at 10%, due on demand.	45,000	—
Total convertible notes payable - related parties	325,722	280,722
Less: current portion	(325,722)	(280,722)
Long-term convertible notes payable - related parties	$—	$—
24

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

During the year 2014, the Company issued 15,035,714 shares for the Conversion of note of $15,290. The outstanding balance as of June 30, 2015 is $1,710.

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

During the year 2014, the Company issued 340,906,979 shares for the conversion of note of $151,784. The outstanding balance as of June 30, 2015 is $42,470.

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

June 30, 2015

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $45,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $45,000 was amortized. The outstanding balance as of June 30, 2015 is $45,000.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of June 30, 2015 is $45,000.

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $9,333 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $9,333 was amortized. The outstanding balance as of June 30, 2015 is $14,000.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $4,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $4,000 was amortized. The outstanding balance as of June 30, 2015 is $4,000.

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

June 30, 2015

The initial fair value of the embedded debt derivative of $46,875 was allocated as a debt discount for the year ended December 31, 2014. During the year ended December 31, 2014, debt discount of $46,875 was amortized.

During the year 2014, the Company issued 19,458,498 shares for the conversion of note of $19,458. The outstanding balance as of June 30, 2015 is $30,542.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of June 30, 2015 is $45,000.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,667 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $2,667 was amortized. The outstanding balance as of June 30, 2015 is $4,000.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $30,000 was amortized. The outstanding balance as of June 30, 2015 is $45,000.

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

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,667 and was recorded as debt discount. During the year ended December 31, 2014, debt discount of $2,667 was amortized. The outstanding balance as of June 30, 2015 is $4,000.

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

June 30, 2015

immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debts for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the three and six months ended June 30, 2015, debt discount of $0 and $30,000, respectively, was amortized. The outstanding balance as of June 30, 2015 is $45,000.

For the three and six months ended June 30, 2015 interest expenses charged on the above notes is $8,578 and $17,049, respectively. Accrued interest on convertible notes payable – related parties as of June 30, 2015 and December 31, 2014 was $55,951 and $38,933, respectively.

NOTE 11 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following:
	June 30, 2015	December 31, 2014
Note payable to a related individual, secured by tangible and intangible assets of the Company, interest at 16% per annum, principal and interest due April 1, 2000, past due. Note is convertible into common stock of the Company at $0.10 per share. Note is in default. (2)	$1,080,973	$1,080,973
Note payable to a related individual, interest at 8% per annum,past due. Note is in default. (1)	1,000,000	1,000,000
Notes payable to related individuals, unsecured, interest at 10%, due on demand. (3)	28,500	28,500
Notes payable to related individual, unsecured, interest at 12%, due on demand. (4)	92,633	28,633
Notes payable to related individual, unsecured, interest at 24%, due on demand. (5)	6,000	—
Total notes payable - related parties	2,208,106	2,138,106
Less: current portion	(2,208,106)	(2,138,106)
Long-term notes payable - related parties	$—	$—
Maturities of notes payable - related parties are as follows:
Year Ending June 30,		Amount
2016		$2,208,106
Total		$2,208,106
30

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

Accrued interest on notes payable – related parties as of June 30, 2015 and December 31, 2014 was $510,464 and $380,080, respectively. During the three and six months ended June 30, 2015, total interest expense to related party was $66,173 and $130,096, respectively.

1)	This note was issued for the acquisition of AFI on January 28, 2012. As of June 30, 2015 and December 31, 2014, the Company had accrued interest on the note in the amount of $273,534 and $233,863, respectively.
2)	This note was originally issued for $450,000. During the year ended December 31, 2013, the principle value of $450,000 along with accrued interest of $837,369 was converted to two new notes for $1,087,370 and $200,000. During the year 2013 the Company issued 2,100,000 shares of the common stock against settlement of the new note of $200,000. In the year 2014, the Company issued 3,500,000 shares of common stock for Note value of $35,000 and accrued interest of $6,650. The Balance note along with the balance accrued interest of $130,603 was transferred to another note holder-related party for $1,080,973 and $102,000 transfer to another note holder. The accrued interest as of June 30, 2015 is $220,145.
3)	During the year ended December 31, 2013, one of the note holder for $15,000 along with accrued interest of $13,300 transferred its loan to a non- related party. During the year 2013 the Company issued 1,800,000 shares of the common stock to settle$28,300 of note of non- related party.
4)	During the year 2014, the Company issued the note value of $26,000 in cash and $2,632 for expense incurred. During the six months ended June 30, 2015 $64,000 was reclassified from accounts payable.
5)	During the six months ended June 30, 2015 the Company issued the note value of $6,000 in cash.

NOTE 12 – LINE OF CREDIT

On April 20, 2015, Fuelstream, Inc. (the “Company”) announced that it had entered into that certain Revolving Senior Secured Participating Line of Credit Agreement and exhibits thereto (collectively, the “Credit Facility”) with NuVenture Fund I, LLC (“NuVenture”), in respect of a revolving credit line in the principal amount of $2,000,000 (the “Revolving Note”). The Revolving Note matures (a) one (1) year from the date of the Credit Facility unless extended by the NuVenture, in its sole and absolute discretion, for two additional periods of up to one (1) year each, or (b) at the sole discretion of NuVenture, upon the occurrence of an Event of Default, as defined in the Revolving Note, that remains uncured for fifteen (15) days. The Revolving Note bears interest at the rate of 24% per annum and, in the alternative, entitles NuVenture to receive a fee equal to 3.5% of any advance made under the Revolving Note. The Credit Facility contains representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with similar companies. The balance due on the line of credit as of June 30, 2015 was $401,000. Accrued interest on the line of credit as of June 30, 2015 was $8,242.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2015 and December 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended June 30, 2015 and December 31, 2014.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of March 31, 2015 on a recurring basis:

Assets and liabilities at fair value on a recurring basis at June 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$119,362	$119,362
Total	—	—	$119,362	$119,362

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

Debt Derivative Liability
Balance, December 31, 2014	$372,939
Initial fair value of debt derivatives at note issuances	63,329
Extinguished derivative liability	(4,301)
Mark-to-market at June 30, 2015 - Embedded debt derivatives	(312,605)
Balance, June 30, 2015	$119,362

Net gain for the period included in earnings relating to the liabilities held at June 30, 2015	$312,605

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments. The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 14 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of June 30, 2015 and December 31, 2014 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 2,500,000,000 shares of $0.0001 par value of common stock. As of June 30, 2015 and December 31, 2014 the Company had 1,537,577 and 969,086 shares of common stock as issued and outstanding.

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

June 30, 2015

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

On June 22, 2015, the Company converted into 111,608 shares of common stock, $1,000 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On June 26, 2015, the Company converted into 124,070 shares of common stock, $1,000 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On June 30, 2015, the Company converted into 134,921 shares of common stock, $850 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

Due to rounding of adjustment for reverse stock split the Company issued 197,892 shares of common stock during the six months ended June 30, 2015.

NOTE 15 - OPTIONS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2015	370,000	$1.34
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2015	370,000	$1.34

Common stock options outstanding and exercisable as of June 30, 2015 are:

	Options Outstanding			Options Exercisable
Expiration Date	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price

October 1, 2018	$0.01	70,000	3.25	68,306	$0.01
January 2, 2019	1.65	300,000	3.50	255,822	1.65
Total		370,000		324,128

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

June 30, 2015

During the year ended December 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested and balance vesting over three years and expiring six years from issuance date.

The fair value of the vested portion of $34,406 and $68,434 was charged to expenses and additional paid in capital during the three and six months ended June 30, 2015, respectively.

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	1.04%-0.89%
Expected stock price volatility	199.38%-344.22%
Expected dividend payout	—
Expected option life-years	6

NOTE 16 – SUBSEQUENT EVENTS

On August 12, 2015, the Company converted into 153,595 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

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

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and six month periods ended June 30, 2015 and 2014.

Revenues. The Company generated net revenues of $-0- during the three months ended June 30, 2015 as compared to $210,174 for the three months ended June 30, 2014. The Company generated net revenues of $-0- during the six months ended June 30, 2015 as compared to $257,588 for the six months ended June 30, 2014. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Cost of sales for the three months ended June 30, 2015 was $-0- as compared to $184,557 for the three months ended June 30, 2014. Cost of sales for the six months ended June 30, 2015 was $-0- as compared to $220,895 for the six months ended June 30, 2014. Our cost of sales consisted principally of the acquisition price of fuel and other petro chemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto. The increase is a direct correlation to the increase in sales as described above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 2015 were $169,934 compared to $439,789 during the three months ended June 30, 2014. Selling, general and administrative expenses for the six months ended June 30, 2015 were $288,244 compared to $889,922 during the six months ended June 30, 2014. The decrease is mainly the result of a decrease in the issuance of shares for compensation. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our fuel brokerage business.

Other Income (Expense). The Company had net other income of $117,510 for the three months ended June 30, 2015 compared to net other expenses of $476,738 during the three months ended June 30, 2014. The Company had net other expenses of $54,776 for the six months ended June 30, 2015 compared to net other expenses of $967,333 during the six months ended June 30, 2014. Other expenses incurred were comprised primarily of interest expenses related to notes payable including amortization of debt discount and setoff with gain on change in derivative liability and a gain on the conversion of debt. During the six months ended June 30, 2015 and 2014, interest expense was $367,381 and $1,561,070, respectively. Included in interest expense was the amortization of debt discount of $55,048 and $924,585 for the six months ended June 30, 2015 and 2014, respectively. The gain on change in derivative liability was $312,122 and $529,123 for the six months ended June 30, 2015 and 2014, respectively.

Net Loss. The Company had a net loss of $343,020 for the six months ended June 30, 2015 compared to $1,820,562 during the six months ended June 30, 2014. The decrease in net loss was mainly due to the decrease in overall expenses incurred by the Company.

Liquidity and Capital Resources

As of June 30, 2015, our primary source of liquidity consisted of $202,192 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at June 30, 2015 of $6,881,670 and are currently experiencing a substantial shortfall in operating capital which raises doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations. The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues by brokering the sale of aircraft fuel. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

As of June 30, 2015, the end of our second quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our board of directors has only one member. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 22, 2015, the Company converted into 111,608 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.72% of the issued and outstanding shares of the Company.

On June 26, 2015, the Company converted into 124,070 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.84% of the issued and outstanding shares of the Company.

On June 30, 2015, the Company converted into 134,921 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 8.77% of the issued and outstanding shares of the Company.

On August 12, 2015, the Company converted into 153,595 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.07% of the issued and outstanding shares of the Company.

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

FUELSTREAM, INC.
Date: August 19, 2015	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer

