Form 10-Q/A
period 2015-06-30
Fuelstream INC
filed 2015-09-09
CIK 1024920

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the Securities and Exchange Commission on August 19, 2015 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

FUELSTREAM, INC.
Date: September 9, 2015	BY: /s/ John D. Thomas__________________
John D. Thomas
Chief Executive Officer