Form 10-Q
period 2015-09-30
Fuelstream INC
filed 2015-11-23
CIK 1024920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

(801) 816-2510
(Issuer’s Telephone Number)
510 Shotgun Road, Suite 110, Fort Lauderdale, FL 33326
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of November 13, 2015, the Company had outstanding 4,420,504 shares of common stock, par value $0.0001 per share.

2

PART I

FINANCIAL INFORMATION

The Condensed Consolidated Financial Statements of the Company are prepared as of September 30, 2015.

ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q

FUELSTREAM, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

ASSETS
	September 30,	December 31,
	2015	2014

CURRENT ASSETS

Cash and cash equivalents	$94,176	$811
Accounts receivable, net of allowance	99,051	28,000
Fuel Deposits	344,926	—

Total Current Assets	538,153	28,811

TOTAL ASSETS	$538,153	$28,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$995,748	$959,469
Due to related parties	123,012	52,973
Accrued expenses	1,717,924	1,215,086
Convertible debenture/notes payable - short term (net of
discount of $23,380 and $6,358, respectively)	665,257	634,141
Convertible notes payable - related parties	325,722	280,722
Notes payable	1,044,092	1,034,610
Notes payable - related parties	2,208,106	2,138,106
Line of Credit	501,000	—
Derivative liability	718,291	372,939

Total Current Liabilities	8,299,152	6,688,046

TOTAL LIABILITIES	8,299,152	6,688,046

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 200 shares
authorized, 200 and 200 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 2,500,000,000
shares authorized, 2,047,508 and 969,086
shares issued and outstanding, respectively	205	97
Additional paid-in capital	52,685,476	52,559,736
Accumulated deficit	(60,446,680)	(59,219,068)

Total Stockholders' Deficit	(7,760,999)	(6,659,235)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$538,153	$28,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

NET SALES	$115,517	$382,073	$115,517	$639,661

COST OF SALES	105,074	313,476	105,074	534,371

GROSS MARGIN	10,443	68,597	10,443	105,290

OPERATING EXPENSES

Selling, general and administrative	114,429	448,022	402,673	1,337,944

Total Operating Expenses	114,429	448,022	402,673	1,337,944

LOSS FROM OPERATIONS	(103,986)	(379,425)	(392,230)	(1,232,654)

OTHER INCOME (EXPENSES)

Gain on conversion of debt	318	47,843	318	112,457
Gain (Loss) on change in fair value of derivative liability	(602,997)	(319,205)	(290,392)	209,918
Interest expense (including amortization of debt discount
of $10,430, $251,768, $65,478 and $1,176,353, respectively)	(177,927)	(468,024)	(545,308)	(2,029,094)

Total Other Income (Expenses)	(780,606)	(739,386)	(835,382)	(1,706,719)

LOSS BEFORE INCOME TAXES	(884,592)	(1,118,811)	(1,227,612)	(2,939,373)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(884,592)	$(1,118,811)	$(1,227,612)	$(2,939,373)

BASIC AND DILUTED:
Net loss per common share	$(0.56)	$(4.22)	$(0.97)	$(19.48)

Weighted average shares outstanding	1,593,161	264,948	1,268,977	150,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUELSTREAM, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,227,612)	$(2,939,373)
Adjustments to reconcile net loss to net
cash used in operating activities:
Gain on conversion of debt	—	(112,457)
Common stock issued for services and finance expenses	—	175,450
Stock based compensation	68,434	103,218
Operating expenses incurred by noteholders on behalf of the Company	—	270,969
Non-cash interest expenses	—	336,171
Change in fair value of derivative liability	290,392	(209,918)
Amortization of debt discounts	65,478	1,176,353
Changes in operating assets and liabilities:
Fuel deposits	(344,926)	—
Accounts receivable	(71,051)	(40,825)
Accounts payable and accrued expenses	564,629	982,949
Due to related parties	179,039	1,064

Net Cash Used in Operating Activities	(475,617)	(256,399)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from line of credit	501,000	—
Proceeds from notes payable	9,482	—
Proceeds from convertible notes payable	52,500	421,948
Proceeds from notes payable - related parties	6,000	26,000
Payments on notes payable	—	(131,500)

Net Cash Provided by Financing Activities	568,982	316,448

NET INCREASE IN CASH AND CASH EQUIVALENTS	$93,365	$60,049

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	811	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,176	$60,049

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Interest	$164	$601
Income taxes	$—	$—

Non-cash investing and financing activity:

Initial derivative liability on convertible note payable	$37,500	$803,378
Beneficial conversion feature on convertible note credited to additional paid in capital	$45,000	$435,156
Common stock issued for settlement of notes payable and accrued interest	$—	$142,745
Accrued interest converted to notes payable	$—	$131,659
Extinguished derivative liability on conversion of convertible note payable	$—	$703,989
Common stock issued for the conversion of debt and accrued interest	$4,362	$1,306,009
Common stock issued for the conversion of debt and accrued interest related party	$—	$210,784
Reclassification from due to related party to note payable - related party	$64,000	$—
Reclassification from accounts payable to convertible note payable - related party	$45,000	$—
Accounts payable converted to notes payable related party	$—	$158,000
Reduction of derivative liability due to conversions credited to additional paid in capital	$8,370	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Form 10-K for the year ended December 31, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying unaudited condensed consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accumulated deficit as of September 30, 2015 was $60,446,680. The total stockholders’ deficit at September 30, 2015 was $7,760,999 and, as of that date, the Company had a working capital deficit (current liabilities minus current assets) of $7,760,999, resulting from continued losses and negative cash flows from operations. These factors combined, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address and alleviate these concerns are as follows:

The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues through the sale of aircraft fuel and related services. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

NOTE 3 - FUEL DEPOSITS

During the nine months ended September 30, 2015, the Company deposited funds with certain fuel vendors in order to establish a “prepay” account that is used for the purchase of fuel. The balance in these fuel deposits at September 30, 2015 was $344,926.

NOTE 4 - NOTES PAYABLE

On September 24, 2015 the Company issued a promissory note for $9,482. The note is due on demand and bears interest at the rate of 10% per annum.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

NOTE 5 - CONVERTIBLE DEBENTURE/NOTES PAYABLE

Convertible debentures January 6, 2015

On January 6, 2015, the Company issued a $6,000 Convertible Promissory Note which bears interest at a rate of 8%, due on October 10, 2015 (in default) and is convertible into the Company’s common stock at the holder’s option, at the conversion rate of 50% of the average of the lowest three day trading price for twenty trading days immediately preceding the date of conversion.

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

The initial fair value of the embedded debt derivative of $11,520 was allocated as a debt discount up to the proceeds of the note ($6,000) with the remainder ($5,520) charged to current period operations as interest expense for the three months ended March 31, 2015. At September 30, 2015, the derivative liability was adjusted to fair value which resulted in an increase of the derivative liability in the amount of $5,372. During the nine months ended September 30, 2015, the Company recorded amortization of debt discount in the amount of 5,805. The outstanding balance on the note as of September 30, 2015 is $6,000.

Convertible debenture May 20, 2015

On May 20, 2015 the Company issued a $15,000 Convertible Promissory Note which bears interest at a rate of 10%, due on demand and is convertible into the Company’s common stock at the maker’s option, at the conversion rate of 60% of the lowest trading price in the five days immediately preceding the date of conversion. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the lesser of i) 10 percent (10%) per annum or ii) the maximum rate allowed under the applicable law until paid in full or until the Note is reinstated. Additionally in no event the floor price for the exercise can't go below $0.00004. If these notes are converted at this rate, the number of shares issued would be in excess of the authorized limit of share issuance. If the Borrower is unable to issue any shares under this provision due to the fact that there is an insufficient number of authorized and unissued shares available, the Holder promises not to force the Borrower to issue these shares or trigger an Event of Default, provided that Borrower takes immediate steps required to get the appropriate level of approval from shareholders or the board of directors, where applicable to raise the number of authorized shares to satisfy the Notice of Conversion. In the event of default the Company has to pay 150% time the sum of outstanding principal and accrued interest. The note also has prepayment penalty clause.

The Company analyzed the convertible debt for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable as the lender has agreed to not force the Company to issue the shares if there is an insufficient number of authorized and unissued shares available. The Company further analyzed the convertible debts for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $15,000 and was recorded as debt discount. The outstanding balance as of September 30, 2015 is $15,000.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

Convertible debentures June 16, 2015

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

The initial fair value of the embedded debt derivative of $51,809 was allocated as a debt discount up to the proceeds of the note ($31,500) with the remainder ($20,309) charged to current period operations as interest expense for the six months ended June 30, 2015. The outstanding balance as of September 30, 2015 is $31,500.

At September 30, 2015, the Company adjusted the recorded fair value of the derivative liability to market on the notes resulting in noncash, non-operating loss of $290,392 for the nine months ended September 30, 2015.

During the nine months ended September 30, 2015 and 2014 the Company amortized $65,478 and $1,176,353, respectively and $10,430 and $251,768, for the three months ended September 30, 2015 and 2014, respectively, of beneficial debt discount to the operations as interest expense.

Accrued interest on convertible notes payable as of September 30, 2015 was $226,761. Interest expense of $51,040 has been charged to expenses for the nine months ended September 30, 2015.

NOTE 6 - CONVERTIBLE NOTES PAYABLE - RELATED PARTIES

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

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

The Company analyzed the convertible debt for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable as the lender has agreed to not force the Company to issue the shares if there is an insufficient number of authorized and unissued shares available. The Company further analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the notes and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $30,000 and was recorded as debt discount. During the three and six months ended June 30, 2015, debt discount of $0 and $30,000, respectively, was amortized. The outstanding balance as of September 30, 2015 is $45,000.

Accrued interest on convertible notes payable-related parties as of September 30, 2015 was $63,552. Interest expense of $24,640 has been charged to expenses for the nine months ended September 30, 2015.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

On April 1, 2015 the Company issued a promissory note to a related party for $45,000 in order to convert accounts payable. The note is due on demand and bears interest at the rate of 12% per annum.

On June 1, 2015 the Company issued a promissory note to a related party for $19,000 in order to convert accounts payable. The note is due on demand and bears interest at the rate of 12% per annum.

On June 23, 2015 the Company issued a promissory note to a related party for $6,000. The note is due on demand and bears interest at the rate of 24% per annum.

Accrued interest on notes payable – related parties as of September 30, 2015 was $578,106. During the nine months ended September 30, 2015, total interest expense to related parties was $197,738.

NOTE 8 - LINE OF CREDIT

On April 20, 2015, the Company announced that it had entered into that certain Revolving Senior Secured Participating Line of Credit Agreement and exhibits thereto (collectively, the “Credit Facility”) with NuVenture Fund I, LLC (“NuVenture”), in respect of a revolving credit line in the principal amount of $2,000,000 (the “Revolving Note”). The Revolving Note matures (a) two (2) years from the date of the Credit Facility unless extended by the NuVenture, in its sole and absolute discretion, for two additional periods of up to one (1) year each, or (b) at the sole discretion of NuVenture, upon the occurrence of an Event of Default, as defined in the Revolving Note, that remains uncured for fifteen (15) days. The Revolving Note bears interest at the rate of 24% per annum and, in the alternative, entitles NuVenture to receive a fee equal to 3.5% of any advance made under the Revolving Note. The Credit Facility contains representations, warranties, conditions, restrictions, and covenants of the Company that are customary in such transactions with similar companies. The balance due on the Revolving Note as of September 30, 2015 was $501,000. Accrued interest on the Revolving Note as of September 30, 2015 was $33,288.

At the closing of the transactions contemplated by the Credit Facility, the Company shall issue to NuVenture a warrant to acquire a number of shares of the Company’s common stock equal to 4% of the Company’s common shares outstanding as of the Effective Date. The exercise price of the warrant shall be the closing trading price of the Company’s shares as of the Effective Date. Should the credit limit be increased above $2,000,000, NuVenture shall be entitled to an additional warrant for each such increase, with such additional warrants containing similar terms and conditions as the original warrant. The number of shares of the Company’s common stock subject to any such additional warrants shall be a product of (x) the amount of the increase in the Credit Line and (y) the number of shares of common stock of the Company to which the original warrant is subject.

Effective September 30, 2015, NuVenture released, waived and discharged the Company from any claim for the warrants since no warrants have been issued.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the periods ended September 30, 2015 and December 31, 2014.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2015 on a recurring basis:

Assets and liabilities at fair value on a recurring basis at September 30, 2015:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	—	—	$718,291	$718,291
Total	—	—	$718,291	$718,291

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2015:

Debt Derivative Liability
Balance, December 31, 2014	$372,939
Initial fair value of debt derivatives at note issuances	63,330
Extinguished derivative liability	(8,370)
Mark-to-market at September 30, 2015 - Embedded debt derivatives	290,392
Balance, September 30, 2015	$718,291

Net loss for the period included in earnings relating to the liabilities held at September 30, 2015	$290,392

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

September 30, 2015

NOTE 10 - COMMON AND PREFERRED STOCK TRANSACTIONS

Preferred Stock

The Company is authorized to issue 200 preferred shares of $0.0001 par value. As of September 30, 2015 and December 31, 2014 the Company has 200 shares of preferred stock issued and outstanding. Although the preferred stock carries no dividend, distribution, liquidation or conversion rights, each share of preferred stock carries ten million (10,000,000) votes and holders of our preferred stock are able to vote together with our common stockholders on all matters. Consequently, the holder of our preferred stock is able to unilaterally control the election of our board of directors and, ultimately, the direction of our Company.

Common stock

The Company is authorized to issue 2,500,000,000 shares of $0.0001 par value of common stock. As of September 30, 2015 and December 31, 2014 the Company had 2,047,508 and 969,086 shares of common stock as issued and outstanding.

During the year ended December 31, 2013, the Company granted 300,000 stock options with an exercise price of $1.65 out of which 75,000 were immediately vested. The fair value of the vested portion of $68,434 was charged to stock based compensation and additional paid in capital during the nine months ended September 30, 2015. The options were forfeited effective July 1, 2015.

On December 8, 2014, our board of directors and the holder of a majority in interest of our voting capital stock approved a 1-for-2,000 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on April 6, 2015. As a result of the Reverse Split, each shareholder of record received one (1) share of common stock for each two thousand (2,000) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of our registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 199,805 shares issued. These financial statements have been retroactively restated for this change in capital structure.

On June 22, 2015, the Company converted into 111,608 shares of common stock, $1,000 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The Company had previously recorded a derivative liability associated with this note. The result of the conversion reduced the derivative liability in the amount of $1,124.

On June 26, 2015, the Company converted into 124,070 shares of common stock, $1,000 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The Company had previously recorded a derivative liability associated with this note. The result of the conversion reduced the derivative liability in the amount of $3,624.

On June 30, 2015, the Company converted into 134,921 shares of common stock, $850 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The Company had previously recorded a derivative liability associated with this note. The result of the conversion reduced the derivative liability in the amount of $36.

On August 11, 2015, the Company converted into 153,595 shares of common stock, $470 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The Company had previously recorded a derivative liability associated with this note. The result of the conversion reduced the derivative liability in the amount of $384.

FUELSTREAM, INC. AND SUBSIDIARIES

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2015

On September 17, 2015, the Company converted into 169,048 shares of common stock, $497 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The Company had previously recorded a derivative liability associated with this note. The result of the conversion reduced the derivative liability in the amount of $2,553.

On September 29, 2015, the Company converted into 185,375 shares of common stock, $545 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The Company had previously recorded a derivative liability associated with this note. The result of the conversion reduced the derivative liability in the amount of $649.

Due to rounding of adjustment for reverse stock split the Company issued 199,805 shares of common stock during the nine months ended September 30, 2015.

NOTE 11 - OPTIONS

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

The following table summarizes the changes in options outstanding issued to employees of the Company:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2015	370,000	$1.34
Granted	—	—
Exercised	—	—
Forfeited	(370,000)	(1.34)
Outstanding at September 30, 2015	—	$—

Effective July 1, 2015, all outstanding options were forfeited.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Company converted into 2,372,996 shares of common stock, $5,192 a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014.

On October 7, 2015, Chene Gardner was appointed as the Company’s Chief Financial Officer.

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

The Company’s principal sources of revenues are derived the sale of fuel and related services. Expenses which comprise the costs of goods sold are expected to include the acquisition price of fuel transported, as well as operational and staffing costs of the trucks and other vehicles used for delivery. General and administrative expenses have been comprised of administrative wages and benefits; occupancy and office expenses; outside legal, accounting and other professional fees; travel and other miscellaneous office and administrative expenses. Selling and marketing expenses include selling/marketing wages and benefits; advertising and promotional expenses; travel and other miscellaneous related expenses.

The Company’s ability to generate revenues during the remainder of 2015 and beyond depends upon a variety of factors, including the Company’s ability to obtain financing and its ability to secure and keep customer accounts. Such efforts require significant systems development, administration, marketing and personnel costs, which, in turn, require substantial funding. If we are unable to obtain such funding, our ability to generate revenues will be significantly impaired and we may be unable to continue operations.

Because the Company has incurred losses, income tax expenses are immaterial. No tax benefits have been booked related to operating loss carryforwards, given the uncertainty of the Company being able to utilize such loss carryforwards in future years. We anticipate incurring additional losses during the coming year.

Results of Operations

Following is management’s discussion of the relevant items affecting results of operations for the three and nine month periods ended September 30, 2015 and 2014.

Revenues. The Company generated net revenues of $115,517 during the three months ended September 30, 2015 as compared to $382,073 for the three months ended September 30, 2014. The Company generated net revenues of $115,517 during the nine months ended September 30, 2015 as compared to $639,661 for the nine months ended September 30, 2014. The decrease is mainly due to a change in the financing of fuel purchases. During 2014, the Company obtained financing through the issuance of convertible promissory notes. In 2015, the Company chose not to incur this type of debt. A line of credit secured at the beginning of the 3rd quarter of 2015 has allowed the Company to purchase fuel and produce revenues. In the future, the Company’s sole source of revenue is expected to be related to fuel delivery contracts and associated services.

Cost of Sales. Cost of sales for the three months ended September 30, 2015 was $105,074 as compared to $313,476 for the three months ended September 30, 2014. Cost of sales for the nine months ended September 30, 2015 was $105,074 as compared to $534,371 for the nine months ended September 30, 2014. Our cost of sales consisted principally of the acquisition price of fuel and other petrochemicals delivered to customers and clients, other related services provided directly or outsourced through our affiliates, as well as operational and staffing costs with respect thereto.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2015 were $114,429 compared to $448,022 during the three months ended September 30, 2014. Selling, general and administrative expenses for the nine months ended September 30, 2015 were $402,673 compared to $1,337,944 during the nine months ended September 30, 2014. The decrease is mainly the result of a decrease in the issuance of shares for compensation. The Company expects that salaries and consulting expenses, that are cash-based instead of share-based, will increase as we add personnel to build our business.

Other Income (Expense). The Company had net other expenses of $780,606 for the three months ended September 30, 2015 compared to net other expenses of $739,386 during the three months ended September 30, 2014. The Company had net other expenses of $835,382 for the nine months ended September 30, 2015 compared to net other expenses of $1,706,719 during the nine months ended September 30, 2014. Other expenses incurred were comprised primarily of interest expenses related to notes payable including amortization of debt discount and offset with gain or loss on the change in the fair value of derivative liability and a gain on the conversion of debt. During the nine months ended September 30, 2015 and 2014, interest expense was $545,308 and $2,026,094, respectively. Included in interest expense was the amortization of debt discount of $65,478 and $1,176,353 for the nine months ended September 30, 2015 and 2014, respectively. The gain (loss) on change in fair value of derivative liability was $(290,392) and $209,918 for the nine months ended September 30, 2015 and 2014, respectively.

Net Loss. The Company had a net loss of $884,592 and $1,227,612, respectively, for the three and nine months ended September 30, 2015 compared to $1,227,612 and $2,939,373, respectively, during the three and nine months ended September 30, 2014. The decrease in net loss was mainly due to the decrease in overall expenses incurred by the Company.

Liquidity and Capital Resources

As of September 30, 2015, our primary source of liquidity consisted of $94,176 in cash and cash equivalents. We hold most of our cash reserves in local checking accounts with local financial institutions. Since inception, we have financed our operations through a combination of short and long-term loans, and through the private placement of our common stock. The Company used $475,617 and $256,399, respectively, in operating activities during the nine months ended September 30, 2015 and 2014. Net cash provided by financing activities was $568,982 and $316,448, respectively, during the nine months ended September 30, 2015 and 2014.

We have sustained significant net losses which have resulted in a total stockholders’ deficit at September 30, 2015 of $7,760,999 and are currently experiencing a substantial shortfall in operating capital which raise doubt about our ability to continue as a going concern. We anticipate a net loss for the year ended December 31, 2015 and with the expected cash requirements for the coming months, without additional cash inflows from an increase in revenues combined with continued cost-cutting or a receipt of cash from capital investment, there is substantial doubt as to the Company’s ability to continue operations. The Company’s management continues to develop a strategy of exploring all options available to it so that it can develop successful operations and have sufficient funds, therefore, as to be able to operate over the next twelve months. The Company is attempting to improve these conditions by way of financial assistance through issuances of additional equity and by generating revenues by selling aircraft fuel and related services. No assurance can be given that funds will be available, or, if available, that it will be on terms deemed satisfactory to management.

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

There is presently no agreement in place with any source of financing for working capital for the Company, and we cannot assure you that the Company will be able to raise any additional funds, or that such funds will be available on acceptable terms. Funds raised through future equity financing will likely be substantially dilutive to current shareholders. Lack of additional funds will materially affect the Company and its business, and may cause us to cease operations. Consequently, shareholders could incur a loss of their entire investment in the Company.

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

As of September 30, 2015, the end of our third quarter, we carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, we concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Our board of directors has only two members. We do not have a formal audit committee.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Ryan International Airlines. One of our subsidiaries, Aviation Fuel International ("AFI") is involved in disputes with two airlines: Ryan International Airlines, LLC ("Ryan") and Direct Air. Both aviation fuel customers litigation arise out of disputed amounts for the delivery of Jet Fuel. Ryan Air failed to pay for fuelings received from Aviation Fuel International, Inc., a wholly-owned subsidiary of the Company (“AFI”). AFI filed under the commercial lien laws as required to secure a lien on the planes fueled in order to protect their receivable due from Ryan. Disagreements between the parties resulted in both parties filing separate lawsuits in three actions. Ryan filed a cause of action in Case No. 09-57580, Ryan International Airlines, Inc. v. Aviation Flight Services, LLC (“AFS”) and Aviation Fuel International, Inc., (“AFI”), and sought recovery of $1,491,308.66 allegedly paid to AFS as pre-payment of aviation fuel and flight services under a contractual relationship between Ryan and AFS. AFI moved to dismiss the action, to which, Ryan has subsequently filed a notice of removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. AFI filed an action for breach of contract for Ryan’s failure to pay certain Jet Fuel invoices for the delivery of fuel in the amount of $678,000 plus interest; Aviation Fuel International v. Ryan International Airlines, Inc., a Kansas corporation, Wells Fargo Bank Northwest, Trustee N.A., a Utah corporation, RUBLOFF 757-MSN24794LLC, an Illinois limited liability company, RYAN 767 LLC, an Illinois limited liability company, AFT TRUST SUB I, a Delaware corporation, RYAN 767 N123 LLC, an Illinois limited liability company, and RUBLOFF 440 LLC, an Illinois corporation, Civil Action Case No. CACE 10-037788-04. AFI also filed the corresponding claims of liens under the FAA Aircraft Registration Branch, for each plane, registered and tail wing number listed therein. This action has also been recently noticed for been removal to the Federal District Court for the Northern District of Illinois, Bankruptcy Division Case No.: 12-80802. In addition, as a result of Ryan’s filing a Federal Involuntary Bankruptcy Petition against Aviation Flight Services (“AFS”) on June 10, 2010, Case No.: 10-27313-JKO, (S.D. of Fla.), our subsidiary AFI, also filed and was discharged as a creditor in the amount of $269,000. However, the obligations for the unpaid fuelings owed to AFI still remain outstanding as obligations due to AFI.

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

On December 8, 2014, our board of directors and the holder of a majority in interest of our voting capital stock approved a 1-for-2,000 reverse split of our common shares (“Reverse Split”). The Reverse Split became effective on April 6, 2015. As a result of the Reverse Split, each shareholder of record received one (1) share of common stock for each two thousand (2,000) shares of common stock they held prior to the Reverse Split, provided however, that fractions of a share were rounded up to the nearest whole share and any registered shareholder who would have otherwise held less than 200 shares following the Reverse Split was rounded up to 200 shares. Consequently, none of our registered shareholders as of the record date held less than 200 shares following the Reverse Split. This rounding up to 200 shares resulted in an additional 199,805 shares issued. These financial statements have been retroactively restated for this change in capital structure.

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

On August 11, 2015, the Company converted into 153,595 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.07% of the issued and outstanding shares of the Company.

On September 17, 2015, the Company converted into 169,048 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.08% of the issued and outstanding shares of the Company.

On September 29, 2015, the Company converted into 185,375 shares of common stock, a portion of a certain convertible promissory note originally issued by the Company on January 21, 2014. The number of shares issued, at the time of such issuance, represented approximately 9.13% of the issued and outstanding shares of the Company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this Form 10-Q:

INDEX TO EXHIBITS

Number	Exhibits
3.1	Amended and Restated Certificate of Incorporation of Fuelstream, Inc.
3.2	Amended and Restated Bylaws of Fuelstream, Inc.(1)
10.1	Form of Indemnification Agreement (2)
10.2	2012 Equity Incentive Plan (2)
31.1	Certification by Chief Executive Officer, Kenneth I. Denos, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, Chene C. Gardner, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, Kenneth I. Denos, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer,Chene C. Gardner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on June 17, 2011.

(2) Filed as an Exhibit to the Company’s Current Report on Form 8-K, filed on September 18, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUELSTREAM, INC.
Date: November 23, 2015	BY: /s/ Kenneth I. Denos__________________
Kenneth I. Denos
Chief Executive Officer

